Form 10-Q
period 2006-03-31
Compass Group Diversified Holdings LLC; Compass Diversified Trust
filed 2006-06-12
CIK 1345122, 1345126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMPASS DIVERSIFIED TRUST
(Exact name of registrant as specified in its charter)

Delaware	0-51937	57-6218917
(State of other jurisdiction of	(Commission file number)	(I.R.S. employer
incorporation or organization)		identification number)

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	0-51938	20-3812051
(State of other jurisdiction of	(Commission file number)	(I.R.S. employer
incorporation or organization)		identification number)

Sixty One Wilton Road
Second Floor
Westport, CT 06880
(203) 221-1703
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 31, 2006, there were 19,500,000 shares of
Compass Diversified Trust outstanding.

COMPASS DIVERSIFIED TRUST

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2006

NOTE TO READER

In reading this Quarterly Report on Form 10-Q, references to:

•	the “Trust” refers to Compass Diversified Trust;

•	the “Company” refers to Compass Group Diversified Holdings LLC;

•	the “Manager” refers to Compass Group Management LLC;

•	the “initial businesses” refers to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc., the subsidiaries controlled by the company;

•	the “Trust Agreement” refers to the amended and restated trust agreement, dated as of April 25, 2006;

•	the “LLC Agreement” refers to the amended and restated operating agreement, dated as of April 25, 2006; and

•	“we,” “us” and “our” refer to the Trust, the Company and the initial businesses together.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe”’ “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to successfully operate our initial businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove our Manager and our Manager’s right to resign;

•	the Trust and our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price when due;

•	decisions made by persons who control our initial businesses, including decisions regarding dividend and distribution policies;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our initial businesses operate;

•	trends in the industries in which our initial businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our initial businesses;

•	our and our Manager’s ability to retain or replace qualified employees of our initial businesses and our Manager;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our initial businesses.

Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. These forward-looking statements are made as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Compass Diversified Trust

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash	$100,000	$100,000
Deferred public offering costs	5,968,590	3,307,535
Deferred debt issuance costs	285,000	—

Total assets	$6,353,590	$3,407,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$1,500	$1,000
Due to related party	6,253,590	3,307,535

Total current liabilities	6,255,090	3,308,535

Stockholders’ Equity
Member interest	100,000	100,000
Accumulated deficit	(1,500)	(1,000)

Total stockholders’ equity	98,500	99,000

Total liabilities and stockholders’ equity	$6,353,590	$3,407,535

See notes to financial statements.

Compass Diversified Trust

Consolidated Statement of Operations

Three Months
Ended
March 31, 2006
(Unaudited)

Formation and operating costs	$500

Net loss for the period	$(500)

See notes to financial statements.

Compass Diversified Trust

Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2006

	Member	Accumulated
	Interest	Deficit	Total
	(Unaudited)

Balance — December 31, 2005	$100,000	$(1,000)	$99,000
Net loss		(500)	(500)

Balance — March 31, 2006	$100,000	$(1,500)	$98,500

See notes to financial statements.

Compass Diversified Trust

Consolidated Statement of Cash Flows

Three Months
Ended
March 31,
2006
(Unaudited)

Cash flows from operating activities:
Net loss	$(500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Accrued expenses	500

Net cash provided by operating activities	0

Net increase in cash and cash equivalents	0

Cash and cash equivalents — beginning of period	100,000

Cash and cash equivalents — end of period	$100,000

Supplemental Disclosure of Non-Cash Activities:
Deferred public offering costs payable to a related party	$2,661,055
Deferred debt issuance costs payable to a related party	$285,000

See notes to financial statements.

Compass Diversified Trust

Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Note A — Organization and Business Operations

Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”)) as of March 31, 2006. On subsequent financial statements of the Trust, the Manager’s interest will be reflected as a minority interest.

The Trust and the Company were formed to acquire and manage a group of small to middle market businesses that are headquartered in the United States. As of March 31, 2006, the Trust had neither engaged in any operations nor generated any revenue to date. In accordance with the amended and restated trust agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust will be the sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company will have outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company will be the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

The Company used the net proceeds of its initial public offering of shares of the Trust (“the IPO”) (completed on May 16, 2006), with each Share representing an undivided beneficial interest in the Trust property, the separate private placements that closed in conjunction with the IPO (as discussed in Note C below) and initial borrowings under the Company’s Financing Agreement (as discussed in Note D below) to make loans to and acquire controlling interest in each of the following businesses (the “initial businesses”), which controlling interests were acquired from certain subsidiaries of Compass Group Investments, Inc. (“CGI”) and from certain minority owners of each initial business:

•	CBS Personnel Holdings, Inc. (“CBS Personnel”) and its consolidated subsidiaries, a human resources outsourcing firm;

•	Crosman Acquisition Corporation (“Crosman”) and its consolidated subsidiaries, a recreational products company;

•	Compass AC Holdings, Inc. (“Advanced Circuits”) and its consolidated subsidiary, an electronic components manufacturing company; and

•	Silvue Technologies Group, Inc. (“Silvue”) and its consolidated subsidiaries, a global hard coatings company.

The aggregate amount utilized to retire the third party debt of and acquire the controlling interests in the businesses was approximately $319 million. The Company engaged the Manager to manage its day-to-day operations and affairs.

Note B — Summary of Significant Accounting Policies

[1] Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and the Company. All intercompany balances and transactions have been eliminated in consolidation.

The acquisition of businesses that the Company will own or control more than 50% of the voting interest will be accounted for under the purchase method of accounting. The amount assigned to the identifiable assets acquired

Compass Diversified Trust

Notes to Consolidated Financial Statements — (Continued)

and the liabilities assumed will be based on estimated fair values as of the date of acquisition, with the remainder, if any, recorded as goodwill. The operations of such businesses will be consolidated from the date of acquisition.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for the fair statement of financial condition and results of operations for the interim period. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

[2] Cash and cash equivalents:

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[3] Due to related party:

Pursuant to a Management Services Agreement, dated as of May 16, 2006, the Company has agreed to reimburse the Manager or affiliates of the Manager for the cost and expenses incurred or to be incurred prior to and in connection with the closing of the IPO. The offering costs incurred as of March 31, 2006, are reflected on the Balance Sheet as deferred offering costs with a corresponding liability for the obligation to the Manager recorded as due to related party.

[4] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[5] Income taxes:

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Trust recorded a deferred income tax asset for the tax effect of net operating loss carry forwards and temporary differences, aggregating approximately $510. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Trust has recorded a full valuation allowance at March 31, 2006.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

[6] Deferred offering costs:

Deferred offering costs consist principally of legal and other fees incurred through the balance sheet date that are related to the IPO and that will be charged to capital upon the receipt of the capital.

Note C — Subsequent Event — Completion of the IPO; Private Placements

On May 16, 2006, the Company completed the IPO of 13,500,000 shares of the Trust at an offering price of $15.00 per share. Total net proceeds from the offering, after deducting the underwriters’ discounts, commissions and financial advisory fee, was approximately $188.3 million. On May 16, 2006, the Company also completed the private placement of 5,733,333 shares to CGI for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the

Compass Diversified Trust

Notes to Consolidated Financial Statements — (Continued)

Company, and owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the I P O.

Note D — Subsequent Event — Third Party Financing Agreement

On May 16, 2006, the Company entered into a Financing Agreement, dated as of May 16, 2006 (the “Financing Agreement”), which is a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. Specifically, the Financing Agreement provides for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a $115.0 million delayed draw term loan commitment. Outstanding indebtedness under the Financing Agreement will mature on May 16, 2011. The Company intends to use the Financing Agreement to provide for its working capital needs, the working capital needs of its initial businesses and to pursue acquisitions of additional businesses.

Indebtedness under the Financing Agreement bears interest at rates equal to the London Interbank Offer Rate, or LIBOR, plus a spread ranging from 4.25% to 5.50%, depending on the Company’s leverage ratio (as defined in the Financing Agreement) at the time of borrowing. The interest rate will increase by 2.0% above the highest applicable rate during any period when an event of default under the Financing Agreement has occurred and is continuing. In addition, the Company will pay commitment fees ranging between 1.0% and 1.5% per annum on the unused portion of the $60.0 million revolving line of credit and a rate ranging between 1.0% and 2.0% on the unused portion of the $115.0 million delayed draw term loan, which rate will adjust downwards as such loans are drawn. The Company will pay letter of credit override fees at a rate ranging between 1.0% and 1.5% of the aggregate amount of letters of credit outstanding at any business, which rate will adjust downward based on the amount drawn on the revolving line of credit.

On May 16, 2006, the Company borrowed the full amount available under the $50 million term loan in connection with its acquisition of controlling interests in the four initial businesses. The Company may borrow under the delayed draw term loan at any time, subject to the satisfaction of certain conditions, from May 16, 2006 until May 16, 2009.

The Financing Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the initial businesses, loan receivables from the Company’s businesses, cash and other assets. The Financing Agreement also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such initial businesses.

The Company is subject to certain affirmative and restrictive covenants arising under the Financing Agreement, among other customary covenants that require the Company:

•	to maintain a minimum level of cash flow and coverage of fixed charges;

•	to leverage new businesses it acquires to a minimum specified level at the time of acquisition; and

•	to keep the total debt to cash flow at or below a ratio of 3 to 1.

In addition, the Company is only permitted to make acquisitions that satisfy certain specified minimum criteria. A breach of any of these covenants will be an event of default under the Financing Agreement, among other customary events of default. Upon the occurrence of an event of default, the lender will have the right to accelerate the maturity of any indebtedness outstanding under the Financing Agreement; the Company may be prohibited from making any distributions to its shareholders and will be subject to additional restrictions, prohibitions and limitations.

The Company has the ability to voluntarily prepay up to approximately $50 million of the Financing Agreement without penalty provided that the Company does not elect to terminate the commitments under the Financing Agreement in connection with such prepayment. If any amount in excess of $50 million is voluntarily

Compass Diversified Trust

Notes to Consolidated Financial Statements — (Continued)

prepaid or if the Company elects to terminate the commitments under the Financing Agreement, the Company is required to pay a premium ranging from 4% if the prepayment occurs on or prior to the first anniversary of the closing of the Financing Agreement, which premium decreases to 2% after the first anniversary and on or prior to the second anniversary and 1% after the second anniversary and on or prior to third anniversary thereof. After the third anniversary of the closing of the Financing Agreement, there will be no prepayment penalty.

The Company incurred approximately $6.4 million in fees and costs for the arranging of the Financing Agreement, which were paid to Ableco Finance LLC, the third party that assisted us in obtaining the financial agreement and for various other costs.

Note E — Subsequent Event — Completion of Acquisition of initial businesses

On May 16, 2006, the Company acquired the following controlling interests in the initial businesses pursuant to the Stock Purchase Agreement, dated as of May 16, 2006:

•	approximately 97.6% of CBS Personnel on a primary basis, without giving effect to conversion of any convertible securities, and approximately 94.4% on a fully diluted basis, after giving effect to the exercise of vested and in the money options and vested non-contingent warrants (as applicable);

•	approximately 75.4% of Crosman on a primary and fully diluted basis;

•	approximately 70.2% of Advanced Circuits on a primary and fully diluted basis; and

•	approximately 73.0% of Silvue on a primary and fully diluted basis, after giving effect to the conversion of preferred stock of Silvue the Company acquired.

The Company acquired these controlling interests from various wholly owned subsidiaries of Compass Group Investment, Inc. and certain other minority shareholders. The remaining equity interests in each of the initial businesses will be held by the respective senior management teams of each of the initial businesses, as well as certain other minority shareholders.

The Company paid an aggregate of approximately $139.3 million for the purchase of the above controlling interests in the following manner:

•	approximately $54.6 million for controlling interest in CBS Personnel;

•	approximately $26.1 million for controlling interest in Crosman;

•	approximately $35.4 million for controlling interest in Advanced Circuits; and

•	approximately $23.2 million for controlling interest in Silvue.

The acquisition of these controlling interests was funded with (i) the net proceeds from the IPO of shares of the Trust, (ii) the proceeds from separate private placement transactions with respect to the sale of 6 million Shares, and (iii) a borrowing under the Financing Agreement. A portion of the proceeds discussed in the preceding sentence were also used to make loans to each of the initial businesses, which loans were used to repay outstanding indebtedness, and to make certain redemptions of securities.

At the close of the acquisitions of the initial businesses, the Company’s board of directors engaged the Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the initial businesses and to perform those services customarily performed by executive officers of a public company.

Compass Diversified Trust

Notes to Consolidated Financial Statements — (Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended March 31, 2006 gives effect to the acquisition of the initial businesses as described in this note and to the financing of such acquisitions as described in Notes C and D, as if they had occurred as of January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Amounts in thousands except per share amounts)

Revenue	$172,616	$157,597
Net Income (Loss)	$1,516	$(1,924)

Weighted Average Number of Shares Outstanding	19,500	19,500
Basic and Diluted income per Trust share:
Net Income (Loss)	$0.08	$(0.10)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ. See the section entitled “Forward-Looking Statements” on page 3 for more information about forward-looking statements.

Overview

The Trust, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. The Company, a Delaware limited liability company, was also formed on November 18, 2005. The Manager, a Delaware limited liability company, is the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the LLC Agreement) as of March 31, 2006.

The Trust and the Company were formed to acquire and manage a group of small to middle market businesses that are headquartered in the United States. As of March 31, 2006, the Trust has neither engaged in any operations nor generated any revenue to date. In accordance with the Trust Agreement, the Trust will be the sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company will have outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company will be the operating entity with a board of directors and other corporate governance responsibilities, generally similar to that of a Delaware corporation. The Trust does not have any business or operations distinct from the Company; its only function is to hold the Trust Interests of the Company.

We are and will be dependent upon the earnings of and cash flow from the businesses that we own to meet our corporate overhead and management fee expenses and to make distributions. These earnings, net of any minority interests in these businesses, will be available:

•	first, to meet capital expenditure requirements, management fees and corporate overhead expenses of the Company and the Trust;

•	second, to fund distributions by the Company to the Trust; and

•	third, to be distributed by the Trust to shareholders.

Completion of Initial Public Offering

On May 16, 2006 the Company completed the initial public offering (“the IPO”) of 13.5 million shares of the Trust at an offering price of $15.00 per share. Total net proceeds from the offering, after deducting the underwriters’ discounts, commissions and financial advisory fee, was approximately $188.3 million. Certain related parties purchased $90 million, collectively, of shares of the Trust in separate private placement transactions at the initial offering price resulting in the issuance of an additional 6 million shares of the Trust. The Company also borrowed $50 million as a term loan under its Financing Agreement at the closing of the IPO.

Acquisition of initial businesses

The Company used approximately $319 million of the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO and initial borrowings under a Financing Agreement to make loans to and to acquire controlling interest in each of the initial businesses, which controlling interests were acquired from certain subsidiaries of Compass Group Investments, Inc., or CGI and from certain minority owners of each initial business:

•	CBS Personnel Holdings, Inc. and its consolidated subsidiaries, which we refer to as CBS Personnel, a human resources outsourcing firm;

•	Crosman Acquisition Corporation and its consolidated subsidiaries, which we refer to as Crosman, a recreational products company;

•	Compass AC Holdings, Inc. and its consolidated subsidiary, which we refer to as Advanced Circuits, an electronic components manufacturing company; and

•	Silvue Technologies Group, Inc. and its consolidated subsidiaries, which we refer to as Silvue, a global hard coatings company.

Of the $319 million, approximately $139.3 million was used to pay the purchase price and related costs of the acquisitions of our initial businesses and approximately $179.6 million was used to make loans to each of the initial businesses that were largely used to repay existing third party indebtedness. The terms and conditions of the Stock Purchase Agreement, dated as of May 16, 2006, pursuant to which we acquired the controlling interests in the initial businesses were negotiated among representatives of CGI, on behalf of CGI, and representatives of our Manager, on behalf of the Company.

In connection with the IPO, the Company used approximately $179.6 million of the proceeds of the IPO, the separate private placement transactions and the initial borrowing under the Financing Agreement to make loans and financing commitments to each of our initial businesses. The approximately $179.6 million of loans were made to each of our initial businesses as follows:

•	an aggregate amount of approximately $73.2 million will be funded to CBS Personnel;

•	an aggregate amount of approximately $46.5 million will be funded to Crosman;

•	an aggregate amount of approximately $45.6 million will be funded to Advanced Circuits; and

•	an aggregate amount of approximately $14.3 million will be funded to Silvue.

Our loans to our initial businesses were structured with standard third party terms, security and covenants. These loans have bullet maturities and substantial sweeps of excess cash flows (as defined) at those businesses.

Critical Accounting Policies and Estimates

The following discussion relates to critical accounting policies for the Company, the Trust and each of our initial businesses.

The preparation of our financial statements in conformity with GAAP will require management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical information and experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Accordingly the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

Supplemental Put Agreement

In connection with the completion of the IPO, the Company entered into a Supplemental Put Agreement, dated as of May 16, 2006, (the Supplemental Put Agreement) with our Manager pursuant to which our Manager shall have the right to cause the Company to purchase the Allocation Interests then owned by our Manager upon termination of the Management Services Agreement, dated as of May 16, 2006, which we refer to as the Management Services Agreement, with our Manager for a price to be determined in accordance with the Supplemental Put Agreement. The Company will record the Supplemental Put Agreement at its fair value at each balance sheet date by recording any change in value through the income statement. The fair value of the Supplemental Put Agreement is largely related to the value of the profit allocation that our Manager, as holder of Allocation Interests, will receive. The valuation of the Supplemental Put Agreement requires the use of complex models, which require highly sensitive assumptions and estimates. The impact of over-estimating or under-estimating the value of the Supplemental Put Agreement could have a material effect on future operating results. In addition, the value of the Supplemental Put Agreement will be subject to the volatility of the Company’s operations which may result in significant fluctuation in the value assigned to this Supplemental Put Agreement.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Provisions for customer returns and other allowances based on historical experience are recognized at the time the related sale is recognized.

In particular, CBS Personnel recognizes revenue for temporary staffing services at the time services are provided by CBS Personnel employees and reports revenue based on gross billings to customers. Revenue from CBS Personnel employee leasing services is recorded at the time services are provided. Such revenue is reported on a net basis (gross billings to clients less worksite employee salaries, wages and payroll-related taxes). The Company believes that net revenue accounting for leasing services more closely depicts the transactions with its leasing customers and is consistent with guidelines outlined in Emerging Issue Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The effect of using this method of accounting is to report lower revenue than would be otherwise reported.

Business Combinations

The acquisition of our initial businesses and future acquisitions of businesses that we will control will be accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions will be based on estimated fair values as of the date of the acquisition, with the remainder, if any, to be recorded as identifiable intangibles or goodwill. The fair values will be determined by our management team, taking into consideration information supplied by the management of the acquired entities and other relevant information. Such information will include valuations supplied by independent appraisal experts for significant business combinations. The valuations will generally be based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization or depreciation expense and could impact the Company’s earnings.

Goodwill, Intangible Assets and Property and Equipment

Significant assets that were acquired in connection with the initial businesses include customer relationships, noncompete agreements, trademarks, technology, property and equipment and goodwill.

Trademarks are considered to be indefinite life intangibles. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Trademarks and goodwill will not be amortized. However, we will be required to perform impairment reviews at least annually and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which will require management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which will then be compared to its corresponding carrying value. The impairment test for trademarks requires the determination of the fair value of such assets. If the fair value of the trademark is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material adverse effects in relationships with significant customers.

The “implied fair value” of reporting units will be determined by our management and will generally be based upon future cash flow projections for the reporting unit, discounted to present value. We will use outside valuation experts when management considers that it would be appropriate to do so.

Intangibles subject to amortization, including customer relationships, noncompete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we will determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We will evaluate the carrying value and remaining useful lives of intangibles subject to amortization whenever indications of impairment are present.

Property and equipment are initially stated at cost. Depreciation on property and equipment will be computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset is expected to remain in service assuming normal routine maintenance. We will review the estimated useful lives assigned to property and equipment when our business experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

We will perform impairment reviews of property and equipment, when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets’ physical condition. When indicators of impairment are present, management will determine whether the sum of the undiscounted future cash flows estimated to be generated by those assets is less than the carrying amount of those assets. In this circumstance, the impairment charge will be determined based upon the amount by which the carrying value of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models, which require numerous highly sensitive assumptions and estimates.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results.

The table below summarizes the allowance for doubtful accounts as a percentage of annual net sales and accounts receivable. The allowance as a percentage of revenue varies by initial business largely due to the industry that each business operates in.

				Year Ended
	Year Ended December 31, 2005			June 30,
	CBS	Advanced		2005
	Personnel	Circuits	Silvue	Crosman(1)
	($ in thousands)

Net Sales	$543,012	$41,969	$17,093	$70,060
Allowance for doubtful accounts	$2,646	$105	$5	$998
% of Revenue	0.48%	0.25%	0.03%	1.42%
Accounts Receivable	$65,969	$2,952	$2,245	$14,745
Allowance for doubtful accounts	$2,646	$105	$5	$998
% of Accounts Receivable	4.01%	3.56%	0.22%	6.77%

(1)	For presentation of annualized amounts, it was necessary to reflect amounts as of June 30, 2005 due to Crosman having a June 30th fiscal year end.

Workers’ Compensation Liability

CBS Personnel self-insures its workers’ compensation exposure for certain employees. CBS Personnel establishes reserves based upon its experience and expectations as to its ultimate liability for those claims using developmental factors based upon historical claim experience. CBS Personnel continually evaluates the potential for change in loss estimates with the support of qualified actuaries. As of March 31, 2006, CBS Personnel had approximately $21.0 million of workers’ compensation liability. The ultimate settlement of this liability could differ materially from the assumptions used to calculate this liability, which could have a material adverse effect on future operating results.

Deferred Tax Assets

Several of the initial businesses have deferred tax assets recorded at March 31, 2006 which in total amount to approximately $4.5 million. These deferred tax assets are largely comprised of workers’ compensation liabilities not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of each individual initial businesses operations, the Company believes it is more likely than not that the Company will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.

Recent Accounting Pronouncements

The following discussion relates to recent accounting pronouncements for the Company, the Trust and each of our initial businesses.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123(R) entitled “Share-Based Payment.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS No. 123(R) is effective in annual periods beginning after June 15, 2005. We will disclose the effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in the notes to the consolidated financial statements. The Company currently does not have any share based awards and will evaluate the impact of the adoption of SFAS No. 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of awards for the initial businesses acquired, but does not expect that the adoption of SFAS No. 123(R) will have a material impact on the financial condition and results of operations of the other initial businesses.

Results of Operations — Compass Diversified Trust & Compass Group Diversified Holdings LLC

Revenues

The Trust and the Company do not plan to generate any revenues apart from those generated by the businesses the Company will own, control and operate. The Trust and the Company may generate interest income on the investment of available funds but expect such earnings to be minimal. The Company’s investment in its initial businesses will typically be in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flow coming to the Trust and the Company will be the result of interest payments on those loans, amortization of those loans and, potentially, dividends on the Company’s equity ownership. However, on a GAAP basis, these loans will be consolidated.

Expenses

The Trust’s and the Company’s operating expenses will primarily consist of the salary and related costs and expenses of the Company’s Chief Financial Officer and his staff and for the cost of professional services and for other expenses. These other expenses will include the director and audit fees, directors and officers’ insurance premiums paid and tax preparation services. We estimate that the Trust and the Company’s operating expenses will be approximately $5.0 million during the Trust’s and Company’s first full year of operation.

In addition, pursuant to the Management Services Agreement, the Company will pay our Manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement. The Company will accrue for the management fee on a quarterly basis. Based on the pro forma condensed combined financial statements set forth in our initial registration statement at or for the quarter ended December 31, 2005, the quarterly management fee payable would have been approximately $1.7 million on a pro forma basis. The Company also estimates that the management fee would have been approximately $1.7 million for the quarter ended March 31, 2006 on a pro forma basis, representing approximately 52.4% of the pro forma net income of the Company before the management fee.

Neither the Company nor the initial businesses are planning any transactions in the near future that will materially alter the adjusted net assets, which would impact the management fee.

Liquidity and Capital Resources

We will generate cash from the receipt of interest and principal on the loans to our businesses, as described below, in addition to any dividends received from the businesses. In the future, we expect to fund acquisitions through borrowings under our credit facility or through additional equity issuances.

Our primary use of funds will be for the payment of interest and debt repayment under our Financing Agreement, operating expenses, cash distributions to our shareholders, investments in future acquisitions, payments to our Manager pursuant to the Management Services Agreement, potential payment of profit allocations to our Manager and potential payment of the put price to our Manager in respect of the Allocation Interests it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds held by the Company, which may require the Company to dispose of assets or incur debt to fund such expenditures.

At the closing of the IPO, our capital consisted of net unused proceeds from the IPO of approximately $4.5 million in cash and undrawn amounts under our Financing Agreement of approximately $155 million.

Our Financing Agreement

In conjunction with the IPO, the Company entered into the Financing Agreement with Ableco Financing LLC, as collateral and administrative agent, for an aggregate amount of approximately $225.0 million. The Financing Agreement provides for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a

$115.0 million delayed draw term loan commitment. We drew the full amount under the $50.0 million term loan at the closing of the IPO. We may draw down on the delayed draw term loan at any time, subject to the satisfaction of certain conditions, from the closing of the IPO until the third anniversary of such closing. We intend to use the Financing Agreement to provide for the working capital needs of the Company and the businesses and to pursue acquisitions of additional businesses by the Company. All obligations under the Financing Agreement will mature five years after the date of the closing of the IPO. As of June 7, 2006, the Company had $50 million of borrowings outstanding under the term loan portion of the facility and $3 million of borrowings outstanding under the revolving portion of the facility.

Borrowings under the Financing Agreement bear interest at rates equal to the London Interbank Offer Rate, or LIBOR, plus a spread ranging from 4.25% to 5.50%, depending on the Company’s leverage ratio (as defined in the Financing Agreement) at the time of borrowing. The Financing Agreement has certain financial and other covenants as noted below. The interest rate shall increase by 2.0% during any period when an event of default under the Financing Agreement has occurred and is continuing. In addition, the Company is obligated to pay commitment fees equal to 1.5% per annum on the unused portion of the $60.0 million revolving line of credit and a rate ranging between 1.0% and 2.0% on the unused portion of the $115.0 million delayed draw term loan, which rate will adjust downwards as such term loan is drawn. The Company is obligated to pay letter of credit override fees at a rate ranging between 1.0% and 1.5% of the aggregate amount of letters of credit outstanding at any business, which rate will adjust downward based on the amount drawn on the revolving line of credit.

The Financing Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of our initial businesses, loan receivables from the Company’s businesses, cash and other assets. The Financing Agreement also requires that the loan agreements between the Company and our businesses be secured by a first priority lien on the assets of our businesses subject, in the case of CBS Personnel and Crosman , to the letters of credit issued by a third party lender.

The Company is subject to certain affirmative and restrictive covenants arising under the Financing Agreement, including, among other customary covenants that require the Company:

•	to maintain a minimum level of cash flow;

•	to leverage new businesses we acquire to a minimum specified level at the time of acquisition;

•	to keep our total debt to cash flow at or below a ratio of 3 to 1; and

In addition, the Company is only permitted to make acquisitions that satisfy certain specified minimum criteria. The Company’s breach of any of these covenants would be an event of default under the Financing Agreement, among other customary events of default. Upon the occurrence of an event of default, the Company’s lenders would have the right to accelerate the maturity of any debt outstanding under the Financing Agreement, the Company may be prohibited from making any distributions to our shareholders and we would be subject to additional restrictions, prohibitions and limitations.

The Company has the ability to voluntary prepay up to approximately $50 million of the Financing Agreement without penalty provided that the Company does not elect to terminate the commitments under the Financing Agreement in connection with such prepayment. If the Company voluntarily prepays any amounts in excess of $50 million, the Company will be required to pay a premium ranging from 4% if the prepayment occurs on or prior to the first anniversary of the closing of the Financing Agreement, which premium decreases to 2% after the first anniversary and on or prior to the second anniversary and 1% after the second anniversary and on or prior to third anniversary of the IPO. After the third anniversary of the closing of the IPO, there will be no prepayment penalty.

The Company will be required to repay the term loan upon the occurrence of, and with the proceeds from, the sale of shares in the Trust or minority interests in our businesses, as well as upon the occurrence of certain other events. If the term loan has been repaid in full upon the occurrence of such an event, then the proceeds from such event will be used to repay the delayed draw term loan and, then, the revolving line of credit.

The Company was in compliance with the covenants contained in the Financing Agreement at the close of the IPO. The Company does not believe these financial covenants, including the limitation on the total debt the Company may have, will materially limit the Company’s ability to undertake future financing.

In connection with the closing of the IPO, the Company incurred approximately $6.4 million in fees and costs for the arranging of the Financing Agreement, which were paid to the lenders thereunder, the third party that assisted us in obtaining the Financing Agreement and for various other costs.

Loans to Our Initial Businesses

At the closing of the IPO, we will have the following outstanding loans due from each of our initial business:

•	CBS Personnel — approximately $73.2 million;

•	Crosman — approximately $46.5 million;

•	Advanced Circuits — approximately $45.6 million; and

•	Silvue — approximately $14.3 million.

We will receive interest and principal payments from each business as a result of the above loans. Each loan has a scheduled maturity and each business is able to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.

Dividend and Distribution Policy

We intend to pursue a policy of making regular distributions on our outstanding shares. Our policy is based on the liquidity and capital of our initial businesses and on our intention to pay out as distributions to our shareholders the majority of cash resulting from the ordinary operation of our businesses, and not to retain significant cash balances in excess of what is prudent for the Company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities. The Company’s board of directors intends to set this initial distribution on the basis of the current results of operations of our initial businesses and other resources available to the Company, including the Financing Agreement, and the desire to provide sustainable levels of distributions to our shareholders.

The Company’s board of directors intends to declare and pay an initial quarterly distribution for the first full fiscal quarter ending September 30, 2006 of approximately $0.2625 per share and an initial distribution equal to the initial quarterly distribution, but pro rated for the period from the completion of the IPO to June 30, 2006 and will be paid at the same time as such initial quarterly distribution is paid. We will require approximately $5.1 million to pay the initial distribution and approximately $2.6 million to pay the initial quarterly distribution for the period ended June 30, 2006.

We believe that if we had completed the IPO on January 1, 2005, our estimated pro forma cash flow available for distribution for the quarters ended March 31, 2006 and March 31, 2005, based on pro forma financial information for the quarters then ended, would have been approximately $6.6 million $2.3 million, respectively and are calculated as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Cash Flow Available for Distribution	2006	2005
	($ in thousands)

Pro Forma net income (loss)	$1,516	$(1,924)
Adjustment to reconcile pro forma net income (loss) to pro forma net cash provided by operating activities
Pro forma depreciation	1,091	1357
Pro forma amortization	2,608	2,608
Pro forma amortization of debt issuance cost	305	305
Pro forma adjustment to add back in-process R&D expensed at acquisition date	1,240	1,240
Pro forma Advanced Circuits loan forgiveness accrual	1,071	—
Pro forma minority interest	840	526
Pro forma deferred taxes	(588)	(197)
Pro forma loss from equity investment and other	15	96
Pro forma changes in operating assets and liabilities	6,734	9,725

Pro forma net cash provided by operating activities	14,832	13,736
Add:
Pro forma unused fee on delayed term loan(2)	575	575
Less:
Pro forma changes in operating assets and liabilities	6,734	9,725
Estimated incremental general and administrative expenses(3)	1,250	1,250
Capital expenditures for the ended quarter March 31 (4)
CBS Personnel	159	230
Crosman	438	655
Advanced Circuits	182	92
Silvue	36	49

Estimated pro forma cash flow available for distribution	$6,608	$2,310

(1)	Relates to Crosman’s forgone offering costs associated with its intended public offering in the Canadian Income trust market the was ultimately not consummated.

(2)	Represents the 2% commitment fee on the $115 million unused delayed term loan.

(3)	Represents ongoing incremental administrative expenses, professional fees and management fee we expect to incur annually as a public company such as accounting, legal and other consulting fees, SEC and listing fees, directors’ fees and directors’ and officers’ insurance. We currently estimate these costs to be approximately $5.0 million.

(4)	Represents capital expenditures that were funded from operating cash flow.

The estimated pro forma cash flow available for distribution for the quarter ended March 31, 2006, is based on pro forma information, which includes certain assumptions and considerations. This pro forma information does not purport to present our results of operations had the transactions described in this Quarterly Report actually been completed as of the dates indicated. Furthermore, cash flow available for distribution is a cash accounting concept, while the pro forma financial information have been prepared on an accrual basis. As a result, the amount of pro forma estimated cash flow available for distribution should only be viewed as a general indication of the amount of cash we believe would have been available for distribution that we might have generated had we owned our initial businesses during this period. No assurance can be given that the estimated pro forma cash flow available for distribution presented in the Quarterly Report will actually be produced or, to the extent it is produced, will be sufficient to make the initial distribution and the initial quarterly distribution or distributions in subsequent quarters. The calculation also does not include any profit allocation with respect to the allocation interest held by our Manager or any accrual for the Supplemental Put Agreement, as no trigger event has occurred, or would have occurred on a pro forma basis, during this period and no accrual for the Supplemental Put Agreement would have been required.

On a quarterly basis, the Company expects to receive cash payments from our initial businesses which will be in the form of interest and debt repayment and inter-company debt amortization or possibly from distributions or dividends from each of the initial businesses. Each of the initial businesses will be required to make quarterly interest and principal payments pursuant to the loans to each of the initial businesses. However, the amount of total quarterly payments to be received from each business by the Company is dependent on the amount of excess cash each business will have, after taking into consideration its operating and capital needs for both the short and long term and, therefore, may fluctuate from quarter to quarter. In addition, the cash flows of certain of our businesses are seasonal in nature. For example, cash flows from CBS personnel are typically lower in the March 31 quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain taxes and other payments associated with payroll paid to our temporary and permanent employees. In addition, Crosman’s business is seasonal in nature, with cash flow typically peaking in the December 31 quarter of each year as a result of holiday related sales.

The Company anticipates using such cash received to make debt payments, pay operating expenses, including the management fee, and to make distributions. We may use such cash from our initial businesses or the capital resources of the Company, including borrowings under the Company’s Financing Agreement to pay distributions.

Our ability to pay distributions may be constrained by our operating expenses, which includes the management fee to be paid to our Manager pursuant to the Management Services Agreement. Other constraints on our ability to pay distributions include unknown liabilities, government regulations, financial covenants of the debt of the Company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our initial businesses do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur additional debt in the future to acquire new businesses, which debt will have additional debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make distributions, in the initial quarterly per share amounts or at all. In addition, as we will not own 100% of our businesses, any dividends or distributions paid by our businesses and any proceeds from a sale of a business will be shared pro rata with the minority shareholders of our businesses and the amounts paid to minority shareholders will not be available to us for any purpose, including Company debt service, payment of operating expenses or distributions to our shareholders.

As holder of Allocation Interests in the Company, our Manager is entitled to a profit allocation. Our Manager will not receive a profit allocation on an annual basis but only upon the occurrence of a trigger event. When such an event does occur, we are obligated to pay the profit allocation to our Manager prior to making any distributions to our shareholders. Accordingly, the cash flow available for distribution to shareholders will be reduced by the payment of profit allocation to our Manager upon the occurrence of a trigger event.

In addition, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager shall have the right to cause the Company to purchase the Allocation Interests then owned by our Manager upon termination of the Management Services Agreement. The Company’s obligations under the Supplemental Put Agreement are absolute and unconditional. In addition, the Supplemental Put Agreement places certain additional obligations on the Company upon exercise of our Manager’s put right until such time as the Company’s obligations under the Supplemental Put Agreement have been satisfied, including limitations on declaring and paying any distributions.

Contractual Obligations

We engaged our Manager to manage the day-to-day operations and affairs of the Company. Our relationship with our Manager will be governed principally by the following two agreements:

•	the Management Services Agreement relating to the management services our Manager will perform for us and the businesses we own and the management fee to be paid to our Manager in respect thereof; and

•	the Company’s LLC Agreement setting forth our Manager’s rights with respect to the Allocation Interests it owns, including the right to receive profit allocations from the Company.

In addition, we entered into a Supplemental Put Agreement with our manager pursuant to which our manager shall have the right to cause the Company to purchase the Allocation Interests then owned by our manager upon termination of the Management Services Agreement. We did not record any obligation relating to the Supplemental Put Agreement at the closing of the IPO because we estimate the amount paid for our manager’s allocation interest approximates the fair value of the Supplemental Put Agreement. We will recognize any change in the fair value of the Supplemental Put Agreement by recording an increase or decrease in the Company’s liability related to the fair value of the Supplemental Put Agreement through the income statement. The liability will be determined by consideration of any changes in the estimated profit allocation, as well as for any additional value related to the put itself. This liability will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of the various trigger events or upon the exercise of the Supplemental Put Agreement following the termination of the Management Services Agreement.

Results of Operations for the Acquired initial businesses

CBS Personnel

Overview

CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, permanent staffing and temporary-to-permanent placement services. CBS Personnel derives a majority of its revenues from its temporary staffing services, which generated approximately 97.3% and 97.2% of revenues for fiscal quarters ended March 31, 2006 and 2005, respectively. CBS Personnel serves over 3,500 corporate and small business clients and during an average week places over 21,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.

Results of Operations

Fiscal Quarter Ended March 31, 2006 as Compared to Fiscal Quarter Ended March 31, 2005

The table below summarizes the consolidated statement of operations data for CBS Personnel for the fiscal quarter ended March 31, 2006 and March 31, 2005.

	Unaudited
	Fiscal Quarter Ended
	March 31,
	2005	2006
	($ in thousands)

Revenues	$131,583	$132,406
Direct cost of revenues	107,436	108,564

Gross profit	24,147	23,842
Staffing expense	14,137	13,886
Selling, general and administrative expenses	7,390	6,445
Amortization expense	479	394

Income from operations	2,141	3,117
Interest expense	(1,182)	(916)
Other income	34	33

Income before provision for income taxes	993	2,234
Provision for income taxes	362	866

Net income	$631	$1,368

Revenues

Revenues for the quarter ended March 31, 2006 were approximately $132.4 million as compared to approximately $131.6 million for the quarter ended March 31, 2005, an increase of approximately $0.8 million or approximately 0.6%. Revenue growth for the quarter ended March 31, 2006 was negatively impacted by the New Year’s Day holiday falling on a Sunday in 2006 versus on a Saturday in 2005. Many clients closed on Monday, January 2, 2006, in observance of the holiday, whereas in 2005 they returned to work on Monday, January 3. Revenues for the first week of the quarter ended March 31, 2006 were approximately $1.2 million lower than in the same period in 2005. The quarters ended March 31, 2005 and 2006 included approximately $1.4 million and $0, respectively, of revenue with a client with which CBS decided to terminate its relationship. These events were offset primarily by increased demand from new and existing customers. Market segments with the largest increase in revenues from the quarter ended March 31, 2005 to the quarter ended March 31, 2006, were technical staffing, clerical and administrative staffing and light industrial staffing, with increases of approximately $1.2 million, approximately $1.0 million and approximately $0.7 million, respectively. The regions with the largest growth in revenues were in California and Ohio.

Direct cost of revenues

Direct cost of revenues for the quarter ended March 31, 2006 was approximately $108.6 million as compared to approximately $107.4 million for the quarter ended March 31, 2005, an increase of $1.2 million or approximately 1.0%. As a percentage of revenue, direct cost for the quarter ended March 31, 2006 was approximately 82.0% as compared to approximately 81.7% for the quarter ended March 31, 2005. Direct cost of revenues increased as a percentage of revenue, primarily due to increases in workers compensation expenses and from higher statutory unemployment tax rates. These factors were partially offset by increased permanent placement revenue.

Staffing expense

Staffing expense for the quarter ended March 31, 2006 was approximately $13.9 million as compared to approximately $14.1 million for the quarter ended March 31, 2005, a decrease of approximately $0.2 million or 1.8%. This decrease was primarily due to lower healthcare costs during the quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended March 31, 2006 were approximately $6.4 million as compared to approximately $7.4 million for the quarter ended March 31, 2005, a decrease of approximately $0.9 million or approximately 12.8%. This decrease was primarily due to a favorable adjustment to the reserve for bad debt. Bad debt expense (credit) for the quarters ended March 31, 2006 and 2005 was approximately $(0.3) million and approximately $0.6 million, respectively. This lower bad debt provision resulted from CBS’s concerted efforts to collect accounts receivable and the corresponding improvement in the aging of receivables balances. Nonrecurring costs associated with reorganization of field operations totaled approximately $0.1 million and approximately $0.3 million in the quarters ended March 31, 2006 and 2005, respectively.

Amortization expense

Amortization expense for the quarter ended March 31, 2006 was approximately $0.4 million as compared to approximately $0.5 million for the quarter ended March 31, 2005, a decrease of approximately $0.1 million or approximately 17.7%. The quarter ended March 31, 2005 included amortization of a non-compete agreement in the amount of approximately $0.1 million. This agreement was fully amortized as of October 2005.

Income from operations

Income from operations was approximately $3.1 million for the quarter ended March 31, 2006 as compared to approximately $2.1 million for the quarter ended March 31, 2005, an increase of approximately $1.0 million or approximately 45.6%. This increase was primarily due to the increase in revenues and the reduction in staffing expense and selling, general and administrative expenses discussed above. This increase was partially offset by the increase in direct cost of revenues.

Interest expense

Interest expense was approximately $0.9 million for the quarter ended March 31, 2006 as compared to approximately $1.2 million for the quarter ended March 31, 2005, a decrease of approximately $0.3 million or approximately 22.5%. This decrease was primarily due to lower borrowing levels associated with the increased collection of outstanding accounts receivable.

Provision for income taxes

The provision for income taxes for the quarter ended March 31, 2006 was approximately $0.9 million as compared to approximately $0.4 million for the quarter ended March 31, 2005, an increase of approximately $0.5 million. This increase was largely attributable to the higher pre-tax income in the quarter ended March 31, 2006.

Net income

Net income for the quarter ended March 31, 2006 was approximately $1.4 million as compared to approximately $0.6 million for the quarter ended March 31, 2005, an increase of approximately $0.7 million or 116.8%. The increase in net income was principally due to increased income from operations and by reduced interest expense, partially offset by a higher provision for income taxes.

Crosman

Overview

Crosman is a manufacturer and distributor of recreational airgun products and related accessories. To a lesser extent, Crosman also designs, markets and distributes paintball products and related accessories through Game Face Paintball (“GFP”). Crosman’s products are sold through approximately 500 retailers in over 6,000 retail locations in the United States and 44 other countries. The United States market, however, continues to be Crosman’s primary market, accounting for approximately 87% of net sales for the fiscal year ended June 30, 2005

The recreational airgun market continues to experience slow but steady growth. Crosman’s net sales, however, have increased at a faster pace over the past three fiscal years, largely due to its introduction of new products to market. For example, since the introduction of its soft air airguns in May 2002, sales for this product have grown steadily and are now a significant component of Crosman’s sales. Net sales of new products introduced since 2001 represent 48% of net revenues for fiscal year ended June 30, 2005.

Crosman’s business is seasonal in nature, with sales, operating income and net income peaking in their second fiscal quarter from holiday sales.

Crosman operates on a 4-4-5 method whereby the first eleven months of the fiscal year close on a Sunday. Eight of Crosman’s fiscal months have four weeks; three of the months have five weeks. July generally has less than four weeks to ensure the month ends on a Sunday, and June generally has more than four weeks as the fiscal year always ends on June 30, regardless of the day of the week. The Company intends to change Crosman’s fiscal year end to December 31st to be consistent with the year end of the Company and its other initial businesses for the year ended December 31, 2006.

Results of Operations

Three Months Ended April 2, 2006 Compared to Three Months Ended March 27, 2005

The table below summarizes the consolidated statement of operations data for Crosman for the three months ended April 2, 2006 and the three months ended March 27, 2005.

	Unaudited
	Three Months Ended
	March 27 and April 2
	2005	2006
	($ in thousands)

Net sales	$12,897	$23,749
Cost of sales	9,311	16,524

Gross profit	3,586	7,225
Selling, general and administrative expenses	2,589	3,071
Amortization of intangibles	160	188

Operating Income	837	3,966
Interest expense	(1,172)	(1,350)
Foregone Offering Costs	795	—
Equity in earnings (loss) of joint venture	(19)	27
Other income	126	177

Income (loss) before provision for income taxes	(1,023)	2,820
Provision (benefit) for income taxes	(567)	1,063

Net income (loss)	$(456)	$1,757

Net sales

Net sales for the three months ended April 2, 2006 were approximately $23.7 million as compared to approximately $12.9 million for the three months ended March 27, 2005, an increase of approximately $10.8 million or 84.1%. This increase was due to the growth in revenues from Soft Air products which increased by approximately $6.7 million over the prior period and by increased airgun sales of approximately $3.5 million. Net sales of consumables, accessories and other products for the three months ended April 2, 2006 increased by approximately $0.8 million as compared to the three months ended March 27, 2005.

Cost of sales

Cost of sales for the three months ended April 2, 2006 was approximately $16.5 million as compared to approximately $9.3 million for the three months ended March 27, 2005, an increase of approximately $7.2 million or 77.5%. This increase was primarily due to the increase in net sales. Gross profit margin increased by approximately 2.6% from 27.8% to 30.4% primarily due to increased operating leverage and less discounting in the quarter ended April 2, 2006 versus the comparable period in fiscal year 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 2, 2006 were approximately $3.1 million as compared to approximately $2.6 million for the three months ended March 27, 2005, an increase of approximately $0.5 million or 18.6%. Selling, general and administrative expenses increased due to increased selling and marketing costs associated with the 84.1% revenue increase and increased bonus cost associated with Crosman’s increased profitability.

As a percentage of revenue, selling, general and administrative expenses decreased to approximately 12.9% in the quarter ended April 2, 2006 from approximately 20.0% in the comparable period in fiscal year 2005. The primary reason for the decrease in the costs as a percentage of revenues is Crosman’s operating leverage allowing it to increase revenue without significantly increasing selling, general and administrative costs other than for increased commission expense.

Amortization expense

Amortization expense for the three months ended April 2, 2006 was approximately $188 thousand as compared to approximately $160 thousand for the three months ended March 27, 2005, an increase of approximately $28 thousand or 17.5%. This increase was primarily due to additional amortization related to fees paid in connection with the refinancing of Crosman’s debt in August 2005.

Operating income

Operating income for the three months ended April 2, 2006 was approximately $4.0 million as compared to approximately $0.8 million for the three months ended March 27, 2005, an increase of approximately $3.1 million or 373.8%. This increase was primarily due to increased revenues as described above.

Interest expense

Interest expense for the three months ended April 2, 2006 was approximately $1.4 million as compared to approximately $1.2 million for the three months ended March 27, 2005, an increase of approximately $0.2 million or 15.1%. This increase was primarily due to increases in the interest rates charged to Crosman on its variable rate debt.

Equity in earnings/ losses of joint venture

Equity in earnings/losses of joint venture for the three months ended April 2, 2006 was income of approximately $27 thousand as compared to a loss of approximately $19 thousand for the three months ended March 27, 2005, an increase in income of approximately $46 thousand. The increased income was primarily due to GFP’s increased gross margins and decreased operating costs.

Other income

Other income for the three months ended April 2, 2006 was approximately $0.2 million, approximately the same as the $0.1 million for the comparable period in fiscal year 2005.

Provision for income taxes

Provision for income taxes for the three months ended April 2, 2006 was approximately $1.1 million as compared to an income tax benefit of approximately $0.6 million for the three months ended March 27, 2005, an increase of approximately $1.6 million. This increase was primarily due to the higher pre-tax income for the three months ended April 2, 2006. The effective tax rate changed from a benefit rate of approximately 55.4% in the three months ended March 27, 2005 to a taxable income rate of approximately 37.7% in the three months ended April 2, 2006 due primarily to significant investment tax credits earned in the comparable period in fiscal year 2005 associated with investments in machinery and equipment.

Net income (loss)

Net income for the three months ended April 2, 2006 was approximately $1.8 million as compared to a net loss of approximately $0.4 million for the three months ended March 27, 2005, an increase of approximately $2.2 million. This increase was primarily due to the increase in operating income partially offset by a higher provision for income taxes.

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards, or PCBs, to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent over 60% of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production given that customers require high levels of responsiveness, technical support and timely delivery with respect to prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining an approximately 98.0% error-free production rate and real-time customer service and product tracking 24 hours per day.

Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales in fiscal 2005. Each month, Advanced Circuits receives orders from over 4,000 customers and adds approximately 200 new customers.

In September 2005, a subsidiary of CGI acquired Advanced Circuits, Inc. along with R.J.C.S. LLC, an entity previously established solely to hold Advanced Circuits’ real estate and equipment assets. Immediately following the acquisitions, R.J.C.S. LLC was merged into Advanced Circuits, Inc. The results for the quarter ended March 31, 2006 and March 31, 2005 reflect the combined results of the two businesses. The following section discusses the historical financial performance of the combined entities.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The table below summarizes the combined statement of operations for Advanced Circuits for the three months ending March 31, 2006 and March 31, 2005.

	Unaudited
	Three Months Ended
	March 31,
	2005	2006
	($ in thousands)

Net sales	$10,140	$11,723
Cost of sales	4,652	5,006

Gross profit	5,488	6,717
Selling, general and administrative expenses	1,781	2,960
Amortization of intangibles	—	712

Income from operations	3,707	3,045
Interest expense	(47)	(1,172)
Interest income	15	159
Other income	27	6

Income before provision for income taxes	3,702	2,038
Provision for income taxes	—	802

Net income	$3,702	$1,236

Net sales

Net sales for the three months ended March, 31 2006 were approximately $11.7 million as compared to approximately $10.1 million for the three months ended March 31, 2005, an increase of approximately $1.6 million or 15.6%. The increase in net sales was largely due to increased sales in quick-turn production PCBs, which increased by approximately $0.8 million, and due to increased sales in prototype PCBs, which increased by approximately $0.7 million. Quick-turn production PCBs and Prototype PCBs represented approximately 32.0% and 35.2% of gross sales, respectively, for the three months ended March 31, 2006 as compared to approximately 30.4% and 35.1% for the three months ended March 31, 2005.

Cost of sales

Cost of sales for the three months ended March 31, 2006 was approximately $5.0 million as compared to approximately $4.6 million for the three months ended March 31, 2005, an increase of approximately $0.4 million or 7.6%. The increase in cost of sales was largely due to the increase in production volume.

Gross profit margin increased by approximately 3.2% to approximately 57.3% for the three months ended March 31, 2006 as compared to approximately 54.1% for the three months ended March 31, 2005. The increase is due to increased capacity utilization at Advanced Circuits’ Aurora facility and a shift in its sales mix to the higher margin prototype and quick-turn PCBs, which typically require delivery within 10 days of order.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were approximately $3.0 million as compared to approximately $1.8 million for the three months ended March 31, 2005, an increase of approximately $1.2 million or 66.2%. Reductions in salary expenses of approximately $0.1 million, due mainly to compensation associated with the previous owner, was offset by accrued loan forgiveness of $1.1 million related to a bonus plan whereby the loans issued in connection with the purchase of equity by management of Advanced Circuits may be forgiven based upon the achievement of certain predefined financial performance targets. Increases in management fees paid of $0.1 million and increases in rent expense of approximately $0.1 million due to the sale leaseback transaction entered into as part of the acquisition on September 20, 2005 also resulted in a higher general and administrative expense for the quarter as compared to the corresponding quarter of last year.

Amortization of intangibles

Amortization of intangibles for the three months ended March 31, 2006 was approximately $0.7 million and was due to the amortization of intangibles acquired as a result of the acquisition on September 20, 2005.

Income from operations

Income from operations was approximately $3.0 million for the three months ended March 31, 2006 as compared to approximately $3.7 million for the three months ended March 31, 2005, a decrease of approximately $0.7 million or 17.9%. The decrease in income from operations was principally due to increased selling, general and administrative expenses and increased amortization expenses partially offset by the increase in quick-turn production and prototype PCB sales, which are two of the higher margin products of Advanced Circuits’ business.

Interest expense

Interest expense was approximately $1.2 million for the three months ended March 31, 2006 as compared to approximately $47 thousand for the three months ended March 31, 2005, an increase of approximately $1.1 million. This increase was primarily due to interest expense incurred as a result of the financing for the acquisition of Advanced Circuits. The acquisition resulted in the issuance of approximately $50.5 million of long-term debt which was only outstanding since September 20, 2005.

Interest income

Interest income was approximately $0.2 million for the three months ended March 31, 2006 as compared to approximately $15 thousand for the three months ended March 31, 2005, an increase of approximately $144 thousand. Interest income increased primarily due to interest received on loans made to management as part of the acquisition completed on September 20, 2005.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2006 was approximately $0.8 million as compared to no provision for the three months ended March 31, 2005. The increase in provision for income taxes was due to Advanced Circuits conversion to a C-corporation on September 20, 2005 as part of the acquisition by a subsidiary of CGI.

Net income

Net income for the three months ended March 31, 2006 was approximately $1.2 million as compared to approximately $3.7 million for the three months ended March 31, 2005, a decrease of approximately $2.5 million or 66.6%. The decrease in net income was primarily a result of decreased income from operations, increased interest expense and increased provision for income taxes.

Silvue

Overview

Silvue is a developer and producer of proprietary, high performance liquid coating systems used in the high-end eyewear, aerospace, automotive and industrial markets. Silvue’s coating systems, which impart properties such as abrasion resistance, improved durability, chemical resistance, ultraviolet, or UV protection, can be applied to a wide variety of materials, including plastics, such as polycarbonate and acrylic, glass, metals and other surfaces.

Silvue operates on a 4-4-5 method whereby the first eleven months of the fiscal year close on a Sunday. Eight of Silvue’s fiscal months have four weeks. January generally has less than four weeks to ensure the month ends on a Sunday, and December generally has more than four weeks as the fiscal year always ends on December 31, regardless of the day of the week. The quarter ended April 2, 2006 contained one less day as compared to the quarter ended April 3, 2005. However, Silvue’s management does not believe the one less day to be material for comparison purposes.

On August 31, 2004, Silvue was formed by CGI and management to acquire SDC Technologies, Inc. and on September 2, 2004, it acquired 100% of the outstanding stock of SDC Technologies, Inc. Following this acquisition, on April 1, 2005, SDC Technologies, Inc. purchased the remaining 50% it did not previously own of Nippon Arc Co. LTD (“Nippon ARC”), which was formerly operated as a joint venture with Nippon Sheet Glass Co., LTD., for approximately $3.6 million.

The results for the quarter ended April 2, 2006 reflect the results of Silvue Technologies and its predecessor Company, SDC Technologies and Nippon ARC. Results for the quarter ended April 3, 2005 reflect income from the Nippon ARC joint venture under the equity method of accounting. In November 2005, Silvue’s management made the strategic decision to halt operations at its application facility in Henderson, Nevada. The operations included substantially all of Silvue’s application services business, which has historically applied Silvue’s coating systems and other coating systems to customer’s products and materials. Silvue’s results have been presented to report the Nevada operations as discontinued operations.

Results of Operations

Quarter Ended April 2, 2006 Compared to Quarter Ended April 3, 2005

The table below summarizes the consolidated statement of operations for Silvue for the Quarter ended April 2, 2006 and for the quarter ended April 3, 2005.

	Unaudited
	Quarter Ended
	April 3 and April 2
	2005	2006
	($ in thousands)

Net sales	$2,977	$4,738
Cost of sales	432	1,168

Gross profit	2,545	3,570
Selling, general and administrative expenses	1,536	2,346
Research and development costs	201	281
Amortization of intangibles	149	180

Operating income	659	763
Other income (expense):
Other income	2	3
Equity in net income of joint venture	86	0
Interest expense	(256)	(342)

Total other expense	(168)	(339)

Income from continuing operations before provision for income taxes	491	424
Provision for income taxes	(128)	(232)

Income from continuing operations	363	192
Income (loss) from discontinued operations	68	(329)

Net income (loss)	$431	$(137)

Net sales

Net sales for the quarter ended April 2, 2006 were approximately $4.7 million as compared to approximately $3.0 million for the quarter ended April 3, 2005, an increase of approximately $1.8 million or 59.2%. Approximately $1.5 million of the increase was due to the acquisition of Nippon ARC, on April 1, 2005, and the remainder of the increase due to growth within Silvue’s core markets.

Cost of sales

Cost of sales for the quarter ended April 2, 2006 was approximately $1.2 million as compared to approximately $0.4 million for the quarter ended April 3, 2005, an increase of approximately $0.7 million or 170%. This increase was primarily due to cost of sales associated with the acquisition of Nippon ARC of approximately $0.7 million. As a percentage of sales, cost of sales increased to 24.7% for the quarter ended April 2, 2006, as compared to 14.6% for the quarter ended April 3, 2005. The increase in cost of sales as a percentage of sales was primarily due to the acquisition of Nippon ARC, whose margins have historically been lower than those realized in the United States or Europe.

Selling, general and administrative expense

Selling, general and administrative expenses for the quarter ended April 2, 2006 were approximately $2.3 million as compared to approximately $1.5 million for the quarter ended April 3, 2005, an increase of approximately $0.8 million or 52.7%. The increase in selling, general and administrative expenses was primarily due to the inclusion of Nippon ARC, which had selling and general administrative expenses of $0.2 million and an increase in accounting fees of approximately $0.5 million.

Research and development costs

Research and development costs for the quarter ended April 2, 2006 were approximately $0.3 million as compared to approximately $0.2 million for the quarter ended April 3, 2005, an increase of approximately $0.1 million or 39.8%. The increase in research and development costs was primarily due to the inclusion of Nippon ARC, which had research and development costs of $0.1 million.

Amortization of intangibles

Amortization of intangibles for the quarter ended April 2, 2006 was approximately $0.2 million as compared to approximately $149 thousand for the quarter ended April 3, 2005, an increase of approximately $31 thousand or 20.8%. The increase in amortization of intangibles was primarily due to the amortization of intangibles associated with the Nippon ARC acquisition on April 1, 2005.

Operating income

Operating income was approximately $0.8 million for the quarter ended April 2, 2006 as compared to approximately $0.7 million for the quarter ended April 3, 2005, an increase of approximately $0.1 million or 15.8%. The increase was primarily due to the acquisition of Nippon ARC and was partially offset by increased selling, general and administrative expenses.

Equity in net income of joint venture

Equity in net income of joint venture was $0.0 for the quarter ended April 2, 2006 as compared to approximately $0.1 million for the quarter ended April 3, 2005, a decrease of approximately $0.1 million. For the quarter ended April 3, 2005 equity in net income of joint venture represented income related to Silvue’s 50% ownership interest in Nippon ARC. As a result of the acquisition of 100% of Nippon ARC on April 1, 2005, operating results of Nippon ARC for 2006 are included in Silvue’s consolidated operating income.

Interest expense

Interest expense was approximately $0.3 million for the quarter ended April 2, 2006 as compared to approximately $0.3 million for the quarter ended April 3, 2005, an increase of approximately $86 thousand. This increase was due to the acquisition of Nippon ARC.

Provision for income taxes

The provision for income taxes for the quarter ended April 2, 2006 was approximately $0.2 million as compared to approximately $0.1 million for the quarter ended April 3, 2005, an increase of approximately

$0.1 million on relatively flat income before taxes. This increase is primarily related to lower utilization of foreign tax credits than had been reported in prior years.

Income from continuing operations

Income from continuing operations for the quarter ended April 2, 2006 was approximately $0.2 million as compared to approximately $0.4 million for the quarter ended April 3, 2005, a decrease of approximately $0.2 million. This decrease was primarily due to increased interest expense from the acquisition of Nippon ARC and due to a higher effective tax rate in the quarter ended April 2, 2006.

Income (Loss) from discontinued operations

Loss from discontinued operations for the quarter ended April 2, 2006 was approximately $0.3 million as compared to income of approximately $0.1 million for the quarter ended April 3, 2005, a decrease of approximately $0.4 million. During the quarter ended April 2, 2006 Silvue recorded an estimated loss of approximately $0.5 million related to the disposal of the discontinued operations of its application facility in Henderson, Nevada.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At March 31, 2006, we did not have any instruments that exposed the Company to interest rate risk. We will be exposed to interest rate risk in the future primarily through borrowings under our Financing Agreement since borrowings under this agreement will be subject to variable interest rates. In connection with the acquisition of our initial businesses on May 16, 2006, we borrowed $50 million under the Financing Agreement as a term loan to partially fund the acquisition of these businesses as a term loan. We expect to borrow under the revolving credit portion of the financing agreement to finance our short term working capital needs.

Exchange Rate Sensitivity

At March 31, 2006, we were not exposed to any foreign currency exchange rate risks. However, our acquisition of Silvue Technologies Group, Inc. as part of the acquisition of our initial businesses on May 16, 2006 will expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the British pound and Japanese yen. This exposure will arise primarily as a result of translating the results of Silvue’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. We believe that future exchange rate sensitivity related to Silvue will not have a material effect on our financial condition or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of the Trust’s and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2006. Based on that evaluation, the Regular Trustees of the Trust and the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Trust’s and the Company’s disclosure controls and procedures were effective as of March 31, 2006.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in the Trust’s or the Company’s internal control over financial reporting occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following discussion updates previously disclosed information in the registration statement on Form S-1 (File No. 333-130326), declared effective on May 11, 2006, regarding legal proceedings for the initial businesses.

Crosman

As a manufacturer of recreational airguns, Crosman is involved in various litigation matters that occur in the ordinary course of business. Crosman has experienced limited product liability and related expenses over the company’s history. Crosman’s management believes that this record is a result of Crosman’s focus on producing quality products that incorporate proven and reliable safety features, the consistent use of packaging materials that contain clear consumer instructions and safety warnings and Crosman’s practice of consistently defending itself from product liability claims.

As of the end of the fiscal quarter ended April 2, 2006, Crosman is involved in 4 product liability cases and 25 claims were brought against Crosman by persons alleging to have been injured by its products.

In addition, GFP has been the subject of three claims made by persons alleging to be injured by its products. Two of these claims have been resolved without payment and, as of March 31, the third has not been resolved and remains active.

Crosman maintains product liability insurance to insure against potential claims. Management believes such insurance will be adequate to cover Crosman’s products liability claims exposure, but no assurance can be given that such coverage will be adequate to cover product liability claims against Crosman.

Crosman has signed consent orders with the DEC to investigate and remediate soil and groundwater contamination at its facility in East Bloomfield, New York. Pursuant to a contractual indemnity and related agreements, the costs of investigation and remediation have been paid by a third-party that is the successor to the prior owner and operator of the facility, which also has signed the consent orders with the DEC. In 2002, the DEC indicated that additional remediation of ground water may be required. Crosman has engaged in discussions with the DEC regarding the need for additional remediation. To date, the DEC has not required any additional remediation. Although management believes that the third party is contractually obligated to pay any additional costs for resolving site remediation issues with the DEC and that the third party will continue to honor its commitments, there can be no assurance that the third party will have the financial ability to pay or will continue to pay for future site remediation costs, which could be material if the DEC requires additional groundwater remediation. While the outcome of these legal proceedings and other matters cannot at this time be predicted with certainty, Crosman’s management does not expect that the outcome of these matters will have a material effect upon Crosman’s financial condition or results of operations.

Silvue

Earlier this year, Asahi Lite Optical issued a notification to all lens manufacturers that the use of a certain type of coating on certain types of lenses would infringe on a U.S. patent recently issued to Asahi Lite Optical. Silvue’s legal counsel has reviewed Asahi Lite Optical’s patent and has determined that neither Silvue nor Silvue’s customers that are using Silvue’s products are infringing on any of the valid claims of the Asahi Lite Optical patent. Silvue does not expect to suffer any damages to its existing or future business as a result of the Asahi Lite Optical patent.

ITEM 1A.	RISK FACTORS

This section describes circumstances or events that could have a material adverse affect on our financial condition, business or operations, as well as the trading price of our public securities, or that could materially adversely affect trends in some or all of our businesses. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also materially adversely affect our financial condition, business and operations.

Throughout this section we refer to our initial businesses and the businesses we may acquire in the future collectively as “our businesses.” For purposes of this section, unless the context otherwise requires, the term Crosman means, together, Crosman and its 50%-owned joint venture Diablo Marketing LLC (d/b/a Game Face Paintball) or, GFP.

Risks Related to Our Business and Structure

We have no operating history and we may not be able to successfully manage our initial businesses on a combined basis.

We were formed on November 18, 2005 and have conducted no operations and have generated no revenues to date. We used the net proceeds from our initial public offering, the separate private placement transactions that closed in conjunction with our initial public offering and the Company’s Financing Agreement, in substantial part, to acquire controlling interests in and make loans to our initial businesses. Our businesses will be managed by our Manager. While our management team has collectively over 74 years of experience in acquiring and managing small and middle market businesses, if we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could materially adversely affect our financial condition, business and operations, as well as our ability to pay distributions to our shareholders.

Our audited financial statements will not include meaningful comparisons to prior years and may differ substantially from the pro forma condensed combined financial statements that we have previously disclosed.

Our audited financial statements will include consolidated results of operations and cash flows only for the period from the date of the acquisition of our initial businesses to year-end. Because we purchased our initial businesses on May 16, 2006 and recapitalized each of them, we anticipate that our audited financial statements will not contain full-year consolidated results of operations and cash flows until the end of our 2007 fiscal year. Consequently, meaningful year-to-year comparisons will not be available, at the earliest, until the end of our 2008 fiscal year.

Our future success is dependent on the employees of our Manager and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

Our future success depends, to a significant extent, on the continued services of the employees of our Manager, most of whom have worked together for a number of years. Because certain employees of our Manager were involved in the acquisitions of these initial businesses while working for a subsidiary of CGI and, since such acquisitions, have overseen the operations of these businesses, the loss of their services may materially adversely affect our ability to manage successfully the operations of our initial businesses. While our Manager will have employment agreements with certain of its employees, including our Chief Financial Officer, these employment agreements may not prevent our Manager’s employees from leaving our Manager or from competing with us in the future. Our Manager will not have an employment agreement with our Chief Executive Officer.

In addition, the future success of our businesses also depends on their respective management teams because we intend to operate our businesses on a stand-alone basis, primarily relying on existing management teams for management of their day-to-day operations. Consequently, operational success of our businesses, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of our businesses. We will seek to provide such persons with equity incentives in their respective businesses and to have employment agreements with certain persons that we have identified as key to our businesses. We may also maintain key man life insurance on certain of these individuals. However, these insurance policies would not fully offset the loss to our businesses, and our organization generally, that would result from our losing the services of these key individuals. As a result, the loss of services of one or more members of our management team or the management team at one of our businesses could materially adversely affect our financial condition, business and results of operations.

We face risks with respect to the evaluation and management of future acquisitions.

A component of our strategy is to acquire additional businesses. We will focus on small to middle market businesses in various industries. Generally, because such businesses are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team’s attention away from operations for significant periods of time.

In addition, we may have difficulty effectively managing future acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies of such business prior or our acquisition. Further, the management of an acquired business may involve a substantial reorganization of the business’s operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.

We face competition for acquisitions of businesses that fit our acquisition strategy.

We have been formed to acquire and manage small to middle market businesses. In pursuing such acquisitions, we expect to face strong competition from a wide range of other potential purchasers. Although the pool of potential purchasers for such businesses is typically smaller than for larger businesses, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we expect that we will need to use third party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be at price levels that exceed what we originally determine to be appropriate. Alternatively, we may determine that we cannot pursue on a cost effective basis what would otherwise be attractive acquisition opportunities.

We may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.

In order to make future acquisitions, we intend to raise capital primarily through debt financing at the Company level, additional equity offerings, the sale of stock or assets of our businesses, by offering equity in the Trust or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available or may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at the Company level. Another source of capital for us may be the sale of additional shares, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and materially adversely affect our financial condition, business and results of operations.

While we intend to make regular cash distributions to our shareholders, the Company’s board of directors has full authority and discretion over the distributions of the Company, other than the profit allocation, and it may decide to reduce or eliminate distributions at any time, which may materially adversely affect the market price for our shares.

To date, we have not declared or paid any distributions, but we intend to declare and pay an initial quarterly distribution of $0.2625 per share for the quarter ended September 30, 2006, and a quarterly distribution that is pro rated based on the initial distribution for the period from the completion of our initial offering to June 30, 2006. If you do not hold shares on the record date set by the board of directors with respect to these distributions, you will not receive any distributions for any period that you held the shares.

Although we intend to pursue a policy of paying regular distributions, the Company’s board of directors will have full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee, profit allocation and put price will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Company’s board of directors may, based on their review of our financial condition and results of operations and pending acquisitions, determine to reduce or eliminate distributions, which may have a material adverse effect on the trading price of our shares.

We will rely entirely on distributions from our businesses to make distributions to our shareholders.

The Trust’s only business is holding Trust Interests in the Company, which holds controlling interests in our initial businesses. Therefore, we will be dependent upon the ability of our initial businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our shareholders. The ability of our businesses to make distributions to us may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient distributions from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.

We do not own 100% of our businesses, and our ownership will range at the time of the initial acquisition from 70.2%, in the case of Advanced Circuits, to 94.4%, in the case of CBS Personnel, of the total equity on a fully diluted basis. We may own more or less of any businesses we acquire in the future. While the Company is expected to receive cash payments from our initial businesses which will be in the form of interest payments, debt repayment and dividends and distributions, if any dividends or distributions were to be paid by our businesses, they will be shared pro rata with the minority shareholders of our businesses and the amounts of distributions made to minority shareholders would not be available to us for any purpose, including Company debt service or distributions to our shareholders. Any proceeds from the sale of a business will be allocated among us and the minority shareholders of the business that is sold.

The Company’s board of directors will have the power to change the terms of our shares in its sole discretion in ways with which you may disagree.

As an owner of our shares, you may disagree with changes made to the terms of our shares, and you may disagree with the Company’s board of directors’ decision that the changes made to the terms of the shares are not materially adverse to you as a shareholder or that they do not alter the characterization of the Trust. Your recourse, if you disagree, will be limited because our Trust Agreement gives broad authority and discretion to our board of directors. However, the Trust Agreement, does not relieve the Company’s board of directors from any fiduciary obligation that is imposed on them pursuant to applicable law. In addition, we may change the nature of the shares to be issued to raise additional equity and remain a fixed-investment trust for tax purposes.

Certain provisions of the LLC Agreement of the Company and the Trust Agreement make it difficult for third parties to acquire control of the Trust and the Company and could deprive you of the opportunity to obtain a takeover premium for your shares.

The LLC Agreement and the Trust Agreement contain a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of the Trust and the Company. These provisions include, among others:

•	restrictions on the Company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or DGCL;

•	allowing the chairman of the Company’s board of directors to fill vacancies on the Company’s board of directors until the second annual meeting of shareholders following May 16, 2006;

•	allowing only the Company’s board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allowing only our Manager, as holder of the Allocation Interests, to fill vacancies with respect to the class of directors appointed by our Manager;

•	requiring that directors elected by our shareholders be removed, with or without cause, only by a vote of 85% of our shareholders;

•	requiring advance notice for nominations of candidates for election to the Company’s board of directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;

•	having a substantial number of additional authorized but unissued shares that may be issued without shareholder action;

•	providing the Company’s board of directors with certain authority to amend the LLC Agreement and the Trust Agreement, subject to certain voting and consent rights of the holders of Trust Interests and Allocation Interests;

•	providing for a staggered board of directors of the Company, the effect of which could be to deter a proxy contest for control of the Company’s board of directors or a hostile takeover; and

•	limitations regarding calling special meetings and written consents of our shareholders.

These provisions, as well as other provisions in the LLC Agreement and Trust Agreement may delay, defer or prevent a transaction or a change in control that might otherwise result in you obtaining a takeover premium for your shares.

We may have conflicts of interest with the minority shareholders of our businesses.

The boards of directors of our respective businesses have fiduciary duties to all their shareholders, including the Company and minority shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of the Company or our shareholders. In dealings with the Company, the directors of our businesses may have conflicts of interest and decisions may have to be made without the participation of directors appointed by the Company, and such decisions may be different from those that we would make.

The Company’s Financing Agreement exposes us to additional risks associated with leverage and inhibits our operating flexibility and reduces cash flow available for distributions to our shareholders.

We have approximately $50 million of debt outstanding and we expect to increase our level of debt in the future. The terms of the Financing Agreement contain a number of affirmative and restrictive covenants that, among other things, require the Company to:

•	maintain minimum levels of cash flow and coverage of fixed charges;

•	leverage new businesses we acquire to a minimum specified level at the time of acquisition;

•	keep our total debt to cash flow at or below a ratio of 3 to 1; and

•	make acquisitions that satisfy certain specified minimum criteria.

If any of these covenants are violated, the lender may accelerate the maturity of any debt outstanding and the Company may be prohibited from making any distributions. Such debt will be secured by all of the Company’s assets, including the stock owned in our businesses and the rights under the loan agreements with our businesses. The Company’s ability to meet its debt service obligations may be affected by events beyond its control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of the indebtedness could materially adversely affect our financial condition, business and results of operations.

Changes in interest rates could materially adversely affect us.

The Company’s Financing Agreement bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates the Company is charged by the lender will increase faster than the earnings and cash flow of our businesses, which could reduce our profitability, materially adversely affect the Company’s ability to service its debt, cause the Company to breach covenants contained in the Financing Agreement and reduce cash flow available for distributions to our shareholders, any of which could materially adversely affect financial conditions, business or operations or the trading price of our shares.

We may engage in a business transaction with one or more target businesses that have relationships with our officers, our directors, our Manager or CGI, which may create potential conflicts of interest.

We may decide to acquire one or more businesses with which our officers, our directors, our Manager or CGI have a relationship. While we might obtain a fairness opinion from an independent investment banking firm, potential conflicts of interest may still exist with respect to a particular acquisition, and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.

CGI may exercise significant influence over the Company.

CGI, through a wholly owned subsidiary, purchased 5,733,333 shares in a private placement transaction, and purchased an additional approximately 670,000 shares in our initial public offering. As a result, CGI will own approximately 32.8% of our shares and may have significant influence over the election of directors of the Company in the future.

We will incur increased costs as a result of being a publicly traded company.

As a publicly traded company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the Securities and Exchange Commission, or the SEC, and the Nasdaq National Market. We believe that complying with these rules and regulations will increase substantially our legal and financial compliance costs and will make some activities more time-consuming and costly and may divert significant portions of our management team from operating and acquiring businesses to these and related matters. We also believe that being a publicly traded company will make it more difficult and more expensive for us to obtain directors and officers’ liability insurance.

If in the future we cease to control and operate our businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended.

Under the terms of the LLC Agreement, we have the latitude to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control or cease to operate and control our businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our Manager and otherwise will subject us to additional regulation that will be costly and time-consuming.

Risks Relating to Our Manager

Our Chief Executive Officer, directors, Manager and management team may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our operations.

While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, only Mr. James Bottiglieri, our Chief Financial Officer, will devote 100% of his time to our affairs. As such, our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may be related to CGI, which will continue to own several businesses that were managed by our management team prior to our initial public offering, or affiliates of CGI as well as other parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our financial conditions, business or operations.

Our Manager and its affiliates, including members of our management team, may engage in activities that compete with us or our businesses.

While our management team intends to devote a substantial majority of their time to the affairs of the Company, and while our Manager and its affiliates currently do not manage any other businesses that are in similar lines of business as our businesses, and while our Manager must present all opportunities that meet the Company’s acquisition and disposition criteria to the Company’s board of directors, neither our management team nor our Manager, is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our initial businesses or those related to or affiliated with CGI. In this regard, the Management Services Agreement and the obligation to provide management services will not create a mutually exclusive relationship between our Manager and its affiliates, on the one hand, and the Company, on the other.

Our Manager need not present an acquisition or disposition opportunity to us if our Manager determines on its own that such acquisition or disposition opportunity does not meet the Company’s acquisition or disposition criteria.

Our Manager will review any acquisition or disposition opportunity presented to the Manager to determine if it satisfies the Company’s acquisition or disposition criteria, as established by the Company’s board of directors from time to time. If our Manager determines, in its sole discretion, that an opportunity fits our criteria, our Manager will refer the opportunity to the Company’s board of directors for its authorization and approval prior to the consummation thereof; opportunities that our Manager determines do not fit our criteria do not need to be presented to the Company’s board of directors for consideration. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. Upon a determination by the Company’s board of directors not to promptly pursue an opportunity presented to it by our Manager in whole or in part, our Manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates.

We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could materially adversely affect our financial condition, business and operations or the trading price of our shares.

Under the terms of the Management Services Agreement, our Manager cannot be removed as a result of underperformance. Instead, the Company’s board of directors can only remove our Manager in certain limited circumstances or upon a vote by the majority of the Company’s board of directors and the majority of our shareholders to terminate the Management Services Agreement. This limitation may materially adversely affect our financial condition, business and operations or the trading price of our shares.

We may have difficulty severing ties with our Chief Executive Officer, Mr. Massoud.

Under the Management Services Agreement, the Company’s board of directors may, after due consultation with our Manager, at any time request that our Manager replace any individual seconded to the Company and our Manager will, as promptly as practicable, replace any such individual. However, because Mr. Massoud is the managing member of our Manager with a significant ownership interest therein, we may have difficulty completely severing ties with Mr. Massoud absent terminating the Management Services Agreement and our relationship with our Manager.

If we terminate the Management Services Agreement, we will need to change our name, which may materially adversely affect our financial condition, business and results of operations or the trading price of our shares.

Our Manager will own the rights to the name of the Company and the Trust. The Trust and the Company will agree, and the Company will agree to cause its businesses, to cease using the term “Compass”, including any trademark based on the name of the Company and Trust owned by our Manager, entirely in their businesses and operations within 180 days of our termination of the Management Services Agreement. This agreement would require the Trust, the Company and our businesses to change their names to remove any reference to the term “Compass” or any reference to trademarks owned by our Manager. This also would require the Trust, the Company and our businesses to create and market a new name and expend funds to protect that name, which may materially adversely affect our financial condition, business and results of operations or the trading price of our shares.

If the Management Services Agreement is terminated, our Manager, as holder of the Allocation Interests in the Company, has the right to cause the Company to purchase such Allocation Interests, which may materially adversely affect our liquidity and ability to grow.

If the Management Services Agreement is terminated at any time other than as a result of our Manager’s resignation or if our Manager resigns on any date that is at least three years after May 16, 2006, our Manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause the Company to purchase the Allocation Interests for the put price. If our Manager elects to cause the Company to purchase its Allocation Interests, we are obligated to do so and, until we have done so, our ability to conduct our business, including incurring debt, would be restricted and, accordingly, our liquidity and ability to grow may be materially adversely affected.

Our Manager can resign on 90 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and operations as well as the trading price of our shares.

Our Manager has the right, under the Management Services Agreement, to resign at any time on 90 days’ written notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and operations as well as our ability to pay distributions are likely to be materially adversely affected and the trading price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and operations.

The liability associated with the Supplemental Put Agreement is difficult to estimate and may be subject to substantial period-to-period changes, thereby significantly impacting our results of operations.

The Company will record the Supplemental Put Agreement at its fair value at each balance sheet date by recording any change in fair value through its income statement. The fair value of the Supplemental Put Agreement is largely related to the value of the profit allocation that our Manager, as holder of Allocation Interests, will receive. The valuation of the Supplemental Put Agreement requires the use of complex financial models, which require various sensitive assumptions and estimates. If our assumptions and estimates result in an over-estimation or under-estimation of the fair value of the Supplemental Put Agreement, the resulting fluctuation in related liabilities could cause a material adverse effect on our results of operations.

We must pay our Manager the management fee regardless of our performance.

Our Manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the Management Services Agreement, regardless of the performance of our businesses. The calculation of the management fee is unrelated to the Company’s net income. As a result, the management fee may incentivize our Manager to increase the amount of our assets, through, for example, the acquisition of additional assets or the incurrence of third party debt rather than increase the performance of our businesses.

We cannot determine the amount of the management fee that will be paid over time with any certainty.

The management fee will be calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our initial businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on our financial condition and results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.

We cannot determine the amount of profit allocation that will be paid over time with any certainty.

We cannot determine the amount of profit allocation that will be paid over time with any certainty. Such determination would be dependent on the potential sale proceeds received for those businesses and the performance of the Company and our businesses over a multi-year period of time, among other factors that cannot be predicted with certainty at this time. Such factors may have a significant impact on the amount of any profit allocation to be paid. Likewise, such determination would be dependent on whether certain hurdles were surpassed giving rise to a payment of profit allocation with respect to any particular business. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the Management Services Agreement.

The fees to be paid to our Manager pursuant to the Management Services Agreement, the offsetting management services agreements and transaction services agreements and the profit allocation to be paid to our Manager, as holder of the Allocation Interests, pursuant to the LLC Agreement may significantly reduce the amount of cash available for distribution to our shareholders.

Under the Management Services Agreement, the Company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting management services agreements entered into between our Manager and one of our businesses, or any transaction services agreements to which such businesses are a party. In addition, our Manager, as holder of the Allocation

Interests, will be entitled to receive profit allocations and may be entitled to receive the put price. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. The management fee, profit allocation and put price will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders.

Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash flow available for distribution to our shareholders.

Under the terms of the Management Services Agreement, our Manager is paid a management fee calculated as a percentage of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager, which Mr. Massoud, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. In addition, Mr. Massoud’s compensation is paid by our Manager from the management fee it receives from the Company. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager to Mr. Massoud. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.

Fees paid by the Company and our businesses pursuant to transaction services agreements do not offset fees payable under the Management Services Agreement and will be in addition to the management fee payable by the Company under the Management Services Agreement.

The Management Services Agreement provides that our businesses may enter into transaction services agreements with our Manager pursuant to which our businesses will pay fees to our Manager. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by the Company. Therefore, such fees will be in excess of the management fee payable by the Company.

The fees to be paid to our Manager pursuant to these transaction service agreements will be paid prior to any principal, interest or dividend payments to be paid to the Company by our businesses, which will reduce the amount of cash flow available for distributions to shareholders.

Our Manager’s profit allocation may induce it to make suboptimal decisions regarding our operations.

Our Manager, as holder of 100% of the Allocation Interests in the Company, will receive a profit allocation based on ongoing cash flows and capital gains in excess of a hurdle rate. In this respect, a calculation and payment of profit allocation may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to the Company’s board of directors at a time that may not optimal for our shareholders.

The obligations to pay the management fee and profit allocation, including the put price, may cause the Company to liquidate assets or incur debt.

If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders.

Risks Related to Taxation

Our shareholders will be subject to taxation on their share of the Company’s taxable income, whether or not they receive cash distributions from the Trust.

Our shareholders will be subject to U.S. federal income taxation and, possibly, state, local and foreign income taxation on their share of the Company’s taxable income, whether or not they receive cash distributions from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy the tax liability that result from that income. This risk is attributable to a number of variables such as results of operations, unknown liabilities, government regulation, financial covenants of the debt of the Company, funds needed for acquisitions and to satisfy short-and long-term working capital needs of our businesses, and discretion and authority of the Company’s board of directors to pay or modify our distribution policy.

Additionally, payment of the profit allocation to our Manager could result in allocations of taxable income (with no corresponding cash distributions) to our shareholders, thus giving rise to “phantom” income or could result in cash distributions (without an accompanying allocation of profits) to our shareholders. Such distributions may reduce your tax basis in our shares, and you may realize greater gain (or smaller loss) on the disposition of your shares than you may otherwise expect. You may have a tax gain even if the price you receive is less than your original cost.

All of the Company’s income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to holders of shares of the Trust and thus could result in a substantial reduction in the value of the shares.

Our shareholders generally will be treated as beneficial owners of the Trust Interests in the Company held by the Trust. Accordingly, the Company may be regarded as a publicly-traded partnership, which, under the federal tax laws, would be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will not, however, be characterized as a corporation so long as 90% or more of its gross income for each taxable year constitutes “qualifying” income. The Company expects to realize sufficient passive-type, or “qualifying,” income to qualify for this exception to being treated as a corporation for U.S. federal income tax purposes.

If the Company fails to satisfy this “qualifying income” exception, the Company will be treated as a corporation for U.S. federal (and certain state and local) income tax purposes, and would be required to pay income tax at regular corporate rates on its income. Taxation of the Company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and, thus, would likely result in a substantial reduction in the value of, or materially adversely affect the market price of, the shares of the Trust.

If the Trust were determined not to be a grantor trust, the Trust may itself be regarded as a partnership for U.S. federal income tax purposes, and the Trust’s items of income, gain, loss, and deduction would be reportable to the shareholders of the Trust on IRS Schedules K-1.

The Trust is intended to be treated as a fixed-investment trust, which is a type of grantor trust. Accordingly, beneficial owners of the shares are expected to be treated as the owners of undivided interests in the trust assets. If the Trust were not treated as a fixed-investment trust, it likely would be regarded as a partnership for U.S. federal income tax purposes, which would affect the manner in which the Trust reports tax information to the holders of shares of the Trust.

If the Trust makes one or more new equity offerings, the investors participating in those subsequent offerings will be allocated a portion of any built-in gains (or losses) that exist at the time of the additional offerings.

The terms of the LLC Agreement generally provide that all members share equally in any capital gains (or losses) after payment of any profit allocation to our Manager. As a result, if one of the businesses owned by the Company had appreciated in value and was sold after an additional equity offering in the Trust, the resulting taxable gain from the sale of the business (after any profit allocation to our Manager) would be allocated to all members, and in turn, to all shareholders, including both shareholders that purchased shares in our initial public offering (and who continue to hold their shares) and those shareholders that purchase shares in any subsequent offering. This is similar to the concept of purchasing a dividend in a mutual fund.

A shareholder may recognize a greater taxable gain (or a smaller tax loss) on a disposition of shares than expected because of the treatment of debt under the partnership tax accounting rules.

We may incur debt for a variety of reasons, including for acquisitions as well as other purposes. Under partnership tax accounting principles (which apply to the Company), debt of the Company generally will be allocable to our shareholders, who will realize the benefit of including their allocable share of the debt in the tax basis of their investment in shares. At the time a shareholder later sells shares, the selling shareholder’s amount realized on the sale will include not only the sales price of the shares but also the shareholder’s portion of the Company’s debt allocable to his shares (which is treated as proceeds from the sale of those shares). Depending on the nature of the Company’s activities after having incurred the debt, and the utilization of the borrowed funds, a later sale of shares could result in a larger taxable gain (or a smaller tax loss) than anticipated.

Risks Relating Generally to Our Businesses

Our results of operations may vary from quarter to quarter, which could materially adversely affect the trading price of our shares.

Our results of operations may experience significant quarterly fluctuations because of various factors, which include, among others:

•	the general economic conditions including employment levels, of the industry and regions in which each of our businesses operate;

•	seasonal shifts in demand for the products and services offered by certain of our businesses;

•	the general economic conditions of the customers and clients of our businesses;

•	the timing and market acceptance of new products and services introduced by our businesses; and

•	the timing of our acquisitions of other businesses.

Based on the foregoing, quarter-to-quarter comparisons of our consolidated results of operations and the results of operations of each of our businesses may materially adversely affect the trading price of our shares. In addition, historical results of operations may not be a reliable indication of future performance for our businesses.

Our businesses are or may be vulnerable to economic fluctuations as demand for their products and services tends to decrease as economic activity slows.

Demand for the products and services provided by our businesses are, and businesses we acquire in the future may be, sensitive to changes in the level of economic activity in the regions and industries in which they do business. For example, as economic activity slows down, companies often reduce their use of temporary employees and their research and development spending. In addition, consumer spending on recreational activities also decreases in an economic slow down. Regardless of the industry, pressure to reduce prices of goods and services in competitive industries increases during periods of economic downturns, which may cause compression on our businesses’ financial margins. A significant economic downturn could have a material adverse effect on the financial condition, business and operations of each of our businesses and therefore on our financial condition, business and operations.

Our businesses are or may be dependent upon the financial and operating conditions of their customers and clients. If the demand for their customers’ and clients’ products and services declines, demand for their products and services will be similarly affected and could have a material adverse effect on their financial condition, business and results of operations.

The success of our businesses’ customers’ and clients’ products and services in the market and the strength of the markets in which these customers and clients operate affect our businesses. Our businesses’ customers and clients are subject to their own business cycles, thus posing risks to these businesses that are beyond our control. These cycles are unpredictable in commencement, severity and duration. Due to the uncertainty in the markets served by most of our businesses’ customers and clients, our businesses cannot accurately predict the continued demand for their customers’ and clients’ products and services and the demands of their customers and clients for their products and services. As a result of this uncertainty, past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. If the demand for their customers’ and clients’ products and services declines, demand for their products and services will be similarly affected and could have a material adverse effect on their financial condition, business and operations.

The industries in which our businesses compete or may compete are highly competitive and they may not be able to compete effectively with competitors.

Our businesses face substantial competition from a number of providers of similar services and products. Some industries in which our businesses compete are highly fragmented and characterized by intense competition and low margins. They compete with independent businesses and service providers. Many of their competitors have substantially greater financial, manufacturing, marketing and technical resources, have greater name recognition and customer allegiance, operate in a wider geographic area and offer a greater variety of products and services. Increased competition from existing or potential competitors could result in price reductions, reduced margins, loss of market share or reduced results of operations and cash flows.

In addition, current and prospective customers and clients continually evaluate the merits of internally providing products or services currently provided by our businesses and their decision to do so would materially adversely affect the financial condition, business and operations of our businesses.

Our businesses rely and may rely on their intellectual property and licenses to use others’ intellectual property, for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use other’s intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse affect on their financial condition, business and operations.

Each businesses’ success depends in part on their, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. These businesses rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our businesses’ intellectual property rights effectively or to the same extent as the laws of the United States. Stopping unauthorized use of their proprietary information and intellectual property, and defending claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time-consuming and costly. The use of their intellectual property and other proprietary information by others, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.

Confidentiality agreements entered into by our businesses with their employees and third parties could be breached and may not provide meaningful protection for their unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets. Adequate remedies may not be available in the event of an unauthorized use or disclosure of their trade secrets and manufacturing expertise. Violations by others of their confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our businesses’ competitive position and cause sales and operating results to decline.

Our businesses may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation alleging infringement of a third party’s intellectual property also could force them or their customers and clients to:

•	temporarily or permanently stop producing products that use the intellectual property in question;

•	obtain an intellectual property license to sell the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use the technology or other intellectual property in question.

The costs associated with any of these actions could be substantial and could have a material adverse affect on their financial condition, business and operations.

The operations and research and development of some of our businesses’ services and technology depend on the collective experience of their technical employees. If these employees were to leave our businesses and take this knowledge, our businesses’ operations and their ability to compete effectively could be materially adversely impacted.

The future success of some of our businesses depends upon the continued service of their technical personnel who have developed and continue to develop their technology and products. If any of these employees leave our businesses, the loss of their technical knowledge and experience may materially adversely affect the operations and research and development of current and future services. We may also be unable to attract technical individuals with comparable experience because competition for such technical personnel is intense. If our businesses are not able to replace their technical personnel with new employees or attract additional technical individuals, their operations may suffer as they may be unable to keep up with innovations in their respective industries. As a result, their ability to continue to compete effectively and their business and operations may be materially adversely affected.

If our businesses are unable to continue the technological innovation and successful commercial introduction of new products and services, their financial condition, business and results of operations could be materially adversely affected.

The industries in which our businesses operate, or may operate, experience periodic technological changes and ongoing product improvements. Their results of operations depend significantly on the development of commercially viable new products, product grades and applications, as well as production technologies and their ability to integrate new technologies. Our future growth will depend on their ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon their ability to successfully develop, manufacture and market products in such changing end-use markets. In this regard, they must make ongoing capital investments.

In addition, their customers may introduce new generations of their own products, which may require new or increased technological and performance specifications, requiring our businesses to develop customized products. Our businesses may not be successful in developing new products and technology that satisfy their customers’ demand and their customers may not accept any of their new products. If our businesses fail to keep pace with evolving technological innovations or fail to modify their products in response to their customers’ needs in a timely manner, then their financial condition, business and operations could be materially adversely affected as a result of reduced sales of their products and sunk developmental costs. These developments may require our personnel staffing business to seek better educated and trained workers, who may not be available in sufficient numbers.

Some of our businesses rely and may rely on suppliers for the timely delivery of materials used in manufacturing their products. Shortages or price fluctuations in component parts specified by their customers could limit their ability to manufacture certain products, delay product shipments, cause them to breach supply contracts and materially adversely affect our financial condition, business and operations.

Our financial condition, business and operations could be materially adversely affected if our businesses are unable to obtain adequate supplies of raw materials in a timely manner. Strikes, fuel shortages and delays of providers of logistics and transportation services could disrupt our businesses and reduce sales and increase costs. Many of the products our businesses manufacture require one or more components that are supplied by third parties.

Our businesses generally do not have any long-term supply agreements. At various times, there are shortages of some of the components that they use, as a result of strong demand for those components or problems experienced by suppliers. Suppliers of these raw materials may from time to time delay delivery, limit supplies or increase prices due to capacity constraints or other factors, which could materially adversely affect our businesses ability to deliver products on a timely basis. In addition, supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services they provide. Our businesses inability to obtain these needed materials may require them to redesign or reconfigure products to accommodate substitute components, which would slow production or assembly, delay shipments to customers, increase costs and reduce operating income. In certain circumstances, our businesses may bear the risk of periodic component price increases, which could increase costs and reduce operating income.

In addition, our businesses may purchase components in advance of their requirements for those components as a result of a threatened or anticipated shortage. In this event, they will incur additional inventory carrying costs, for which they may not be compensated, and have a heightened risk of exposure to inventory obsolescence. If they fail to manage their inventory effectively, our businesses may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which may materially adversely affect their financial condition, business and operations.

Our businesses could experience fluctuations in the costs of raw materials as a result of inflation and other economic conditions, which fluctuations could have a material adverse effect on their financial condition, business and operations.

Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and operations could be materially adversely affected.

Our businesses do not have and may not have long-term contracts with their customers and clients and the loss of customers and clients could materially adversely affect their financial condition, business and operations.

Our businesses are and may be, based primarily upon individual orders and sales with their customers and clients. Our businesses historically have not entered into long-term supply contracts with their customers and clients. As such, their customers and clients could cease using their services or buying their products from them at any time and for any reason. The fact that they do not enter into long-term contracts with their customers and clients means that they have no recourse in the event a customer or client no longer wants to use their services or purchase products from them. If a significant number of their customers or clients elect not to use their services or purchase their products, it could materially adversely affect their financial condition, business and operations.

Damage to our businesses’ or their customers’ and suppliers’ offices and facilities could increase costs of doing business and materially adversely affect their ability to deliver their services and products on a timely basis as well as decrease demand for their services and products, which could materially adversely affect their financial condition, business and operations.

Our businesses have offices and facilities located throughout the United States, as well as in Europe and Asia. The destruction or closure of these offices and facilities or transportation services, or the offices or facilities of our customers or suppliers for a significant period of time as a result of: fire; explosion; act of war or terrorism; labor strikes; trade embargoes or increased tariffs; floods; tornados; hurricanes; earthquakes; tsunamis; or other natural disasters, could increase our businesses’ costs of doing business and harm their ability to deliver their products and services on a timely basis and demand for their products and services and, consequently, materially adversely affect their financial condition, business and operations.

Our businesses are and will be subject to federal, state and foreign environmental laws and regulations that expose them to potential financial liability. Complying with applicable environmental laws requires significant resources, and if our businesses fail to comply, they could be subject to substantial liability and legal expenses which could have a material adverse effect on our financial condition, business and operations.

Some of the facilities and operations of our businesses are, and will be in the future, subject to a variety of federal, state and foreign environmental laws and regulations including laws and regulations pertaining to the handling, storage and transportation of raw materials, products and wastes, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently in place and in the future. Compliance with current and future environmental laws is a major consideration for our businesses as any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties. Because some of our businesses use hazardous materials and generate hazardous wastes in their operations, they may be subject to potential financial liability for costs associated with the investigation and remediation of their own sites, or sites at which they have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if they fully comply with applicable environmental laws and are not directly at fault for the contamination, our businesses may still be liable.

Although our businesses estimate their potential liability with respect to violations or alleged violations and reserve funds and obtain insurance for such liability, such accruals may not be sufficient to cover the actual costs incurred as a result of these violations or alleged violations, which may include payment of large insurance deductibles. Additionally, if certain violations occur, premiums and deductibles for certain insurance policies may increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.

The identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events may arise in the future and give rise to material environmental liabilities, higher than anticipated levels of operating expenses and capital investment or, depending on the severity of the impact of the foregoing factors, costly plant relocation, all of which could have a material adverse effect on our financial condition, business and operations.

Our businesses are and will be subject to a variety of federal, state and foreign laws and regulations concerning employment, health, safety and products liability. Failure to comply with governmental laws and regulations could subject them to, among other things, potential financial liability, penalties and legal expenses which could have a material adverse effect on our financial condition, business and operations.

Our businesses are, and will be in the future, subject to various federal, state and foreign government employment, health, safety and products liability regulations. Compliance with these laws and regulations, which may be more stringent in some jurisdictions, is a major consideration for our businesses. Government regulators generally have considerable discretion to change or increase regulation of our operations, or implement additional laws or regulations that could materially adversely affect our businesses. Noncompliance with applicable regulations and requirements could subject our businesses to investigations, sanctions, product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. Suffering any of these consequences could materially adversely affect our financial condition, business and operations. In addition, responding to any action will likely result in a diversion of our Manager’s and our management teams’ attention and resources from our operations.

Some of our businesses are and may be operated pursuant to government permits, licenses, leases, concessions or contracts that are generally complex and may result in disputes over interpretation or enforceability. Our failure to comply with regulations or concessions could subject us to monetary penalties or result in a revocation of our rights to operate the affected business.

Our businesses, to varying degrees, rely and may, in the future, rely on government permits, licenses, concessions, leases or contracts. These arrangements are generally complex and require significant expenditures and attention by management to ensure compliance. These arrangements may result in disputes, including arbitration or litigation, over interpretation or enforceability. If our businesses fail to comply with these regulations or contractual obligations, our businesses could be subject to monetary penalties or lose their rights to operate their respective businesses, or both. Further, our businesses’ ability to grow may often require the consent of government regulators. These consents may be costly to obtain and we may not be able to obtain them in a timely fashion, if at all. Failure of our businesses to obtain any required consents could limit our ability to achieve our growth strategy.

Our businesses are subject to certain risks associated with their foreign operations or business they conduct in foreign jurisdictions.

Some of our businesses have and may have operations or conduct business in Europe and Asia. Certain risks are inherent in operating or conducting business in foreign jurisdictions, including:

•	exposure to local economic conditions;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	longer payment cycles for foreign customers;

•	adverse currency exchange controls;

•	exposure to risks associated with changes in foreign exchange rates;

•	potential adverse changes in the political environment of the foreign jurisdictions or diplomatic relations of foreign countries with the United States;

•	withholding taxes and restrictions on the withdrawal of foreign investments and earnings;

•	export and import restrictions;

•	labor relations in the foreign jurisdictions;

•	difficulties in enforcing intellectual property rights; and

•	required compliance with a variety of foreign laws and regulations.

Employees of our businesses may join unions, which may increase our businesses’ costs.

The majority of the employees of our businesses are not subject to collective bargaining agreements. However, employees who are not currently subject to collective bargaining agreements may form or join a union. The unionization of our businesses’ workforce could result in increased labor costs. Any work stoppages or other labor disturbances by our businesses’ employees could increase labor costs and disrupt production and the occurrence of either of these events could have a material adverse effect on the its business, financial condition, results of operations and cash flow available for distributions.

Our initial businesses have recorded a significant amount of goodwill and other identifiable intangible assets, which may never be fully realized.

Our initial businesses collectively will record significant goodwill and intangible assets as part of the purchase price allocation for these businesses. On a consolidated basis, these assets would have been approximately $316.5 million or 71.3% of our total assets on a pro forma basis as of March 31, 2006. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill and other intangibles for impairment at least annually. Impairment may result from, among other things, deterioration in the performance of these businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by these businesses, and a variety of other factors. Depending on future circumstances, it is possible that we may never realize the full value of these intangible assets. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any future determination of impairment of a material portion of goodwill or other identifiable intangible assets could have a material adverse effect on these businesses’ financial condition and operating results, and could result in a default under our debt covenants.

The operational objectives and business plans of our businesses may conflict with our operational and business objectives or with the plans and objective of another business we own and operate.

Our businesses operate in different industries and face different risks and opportunities depending on market and economic conditions in their respective industries and regions. A business’ operational objectives and business plans may not be similar to our objectives and plans or the objectives and plans of another business that we own and operate. This could create competing demands for resources, such as management attention and funding needed for operations or acquisitions, in the future.

The internal controls of our initial businesses have not yet been integrated and we have only recently begun to examine the internal controls that are in place for each business. As a result, we may fail to comply with Section 404 of the Sarbanes-Oxley Act or our auditors may report a material weakness in the effectiveness of our internal control over financial reporting.

We are required under applicable law and regulations to integrate the various systems of internal control over financial reporting of our initial businesses. Beginning with our Annual Report for the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting.

We are evaluating our initial businesses’ existing internal controls in light of the requirements of Section 404. During the course of our ongoing evaluation and integration of the internal controls of our initial businesses, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Because our initial businesses were not subject to the requirements of Section 404 before our initial public offering, the evaluation of existing controls and the implementation of any additional procedures, processes or controls may be costly. Our initial compliance with Section 404 could result in significant delays and costs and require us to divert substantial resources, including management time, from other activities and hire additional accounting staff to address Section 404 requirements. In addition, under Section 404, we are required to report all significant deficiencies to our audit committee and independent auditors and all material weaknesses to our audit committee and auditors and in our periodic reports. We may not be able to successfully complete the procedures, certification and attestation requirements of Section 404 and we or our auditors may have to report material weaknesses in connection with the presentation of our financial statements for the fiscal year ending December 31, 2007.

If we fail to comply with the requirements of Section 404 or if our auditors report such a significant deficiency or material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the market price of the shares.

Risks Related to CBS Personnel

CBS Personnel’s business depends on its ability to attract and retain qualified staffing personnel that possess the skills demanded by its clients.

As a provider of temporary staffing services, the success of CBS Personnel’s business depends on its ability to attract and retain qualified staffing personnel who possess the skills and experience necessary to meet the requirements of its clients or to successfully bid for new client projects. CBS Personnel must continually evaluate and upgrade its base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. CBS Personnel’s ability to attract and retain qualified staffing personnel could be impaired by rapid improvement in economic conditions resulting in lower unemployment, increases in compensation or increased competition. During periods of economic growth, CBS Personnel faces increasing competition for retaining and recruiting qualified staffing personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If CBS Personnel cannot attract and retain qualified staffing personnel, the quality of its services may deteriorate and its financial condition, business and operations may be materially adversely affected.

Any significant economic downturn could result in clients of CBS Personnel using fewer temporary employees, which would materially adversely affect the business of CBS Personnel.

Because demand for temporary staffing services is sensitive to changes in the level of economic activity, CBS Personnel’s business may suffer during economic downturns. As economic activity begins to slow, companies tend to reduce their use of temporary employees before undertaking any other restructuring efforts, which may include reduced hiring and changed pay and working hours of their regular employees, resulting in decreased demand for temporary personnel. Significant declines in demand, and thus in revenues, can result in lower profit levels.

Customer relocation of positions filled by CBS Personnel may materially adversely affect CBS Personnel’s financial condition, business and operations.

Many companies have built offshore operations, moved their operations to offshore sites that have lower employment costs or outsourced certain functions. If CBS Personnel’s customers relocate positions filled by CBS Personnel, this would have a material adverse effect on the financial condition, business and operations of CBS Personnel.

CBS Personnel assumes the obligation to make wage, tax and regulatory payments for its employees, and as a result, it is exposed to client credit risks.

CBS Personnel generally assumes responsibility for and manages the risks associated with its employees’ payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not its clients make payments required by services agreements, which exposes CBS Personnel to credit risks of its clients, primarily relating to uncollateralized accounts receivables. If CBS Personnel fails to successfully manage its credit risk, its financial condition, business and operations may be materially adversely affected.

CBS Personnel is exposed to employment-related claims and costs and periodic litigation that could materially adversely affect its financial condition, business and operations.

The temporary services business entails employing individuals and placing such individuals in clients’ workplaces. CBS Personnel’s ability to control the workplace environment of its clients is limited. As the employer of record of its temporary employees, it incurs a risk of liability to its temporary employees and clients for various workplace events, including:

•	claims of misconduct or negligence on the part of its employees, discrimination or harassment claims against its employees, or claims by its employees of discrimination or harassment by its clients;

•	immigration-related claims;

•	claims relating to violations of wage, hour and other workplace regulations;

•	claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and

•	possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims.

CBS Personnel may incur fines and other losses and negative publicity with respect to any of the situations listed above. Some the claims may result in litigation, which is expensive and distracts management’s attention from the operations of CBS Personnel’s business.

CBS Personnel maintains insurance with respect to many of these claims. CBS Personnel, however, may not be able to continue to obtain insurance at a cost that does not have a material adverse effect upon it. As a result, such claims (whether by reason of it not having insurance or by reason of such claims being outside the scope of its insurance) may have a material adverse effect on CBS Personnel’s financial condition, business and operations.

CBS Personnel’s workers’ compensation loss reserves may be inadequate to cover its ultimate liability for workers’ compensation costs.

CBS Personnel self-insures its workers’ compensation exposure for certain employees. The calculation of the workers’ compensation reserves involves the use of certain actuarial assumptions and estimates. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. As a result, reserves may not be adequate.

If reserves are insufficient to cover the actual losses, CBS Personnel would have to increase its reserves and incur charges to its earnings that could be material.

Risks Related to Crosman

Crosman is dependent on key retailers, the loss of which would materially adversely affect its financial conditions, businesses and operations.

Crosman’s 10 largest retailers accounted for approximately 71.3% of its gross sales, excluding GFP, for the fiscal year ended June 30, 2005 and its largest retailer, Wal-Mart, accounted for approximately 37.2% of its gross sales, excluding GFP, in such period. Crosman may be unable to retain listings of its products at certain existing retailers, or may only be able to retain or increase product listings at lower prices, reducing profitability at these key retailers. Specifically, the decision to list products with specific retailers is not made solely by Crosman and may be based upon factors beyond its control. Accordingly, its listings with its current retailers may not extend into the future, or if extended, the product prices or other terms may not be acceptable to it. Moreover, the retail customers who purchase its products may not continue to do so. Any negative change involving any of its largest retailers, including but not limited to a retailer’s financial condition, desire to carry the their products or desire to carry the overall airgun, paintball or larger encompassing category (e.g., sporting goods) would likely have a material adverse effect on Crosman’s financial condition, business and operations.

Crosman may be required to pay remediation costs pursuant to DEC consent orders if the third party indemnitor is unable or unwilling to pay such costs.

Crosman has signed consent orders with the DEC to investigate and remediate soil and groundwater contamination at its facility in East Bloomfield, New York. Pursuant to a contractual indemnity and related agreements, the costs of investigation and remediation have been paid by a third party successor to the prior owner and operator of the facility, which also has signed the consent orders with the DEC. In 2002, the DEC indicated that additional remediation of groundwater may be required. Crosman and the third party have engaged in discussions with the DEC regarding the need for additional remediation. To date, the DEC has not required any additional remediation. The third party may not have the financial ability to pay or may discontinue defraying future site remediation costs, which could have a material adverse effect on Crosman if the DEC requires additional groundwater remediation.

Crosman’s products are subject to governmental regulations in the United States and foreign jurisdictions.

In the United States, recreational airgun and paintball products are within the jurisdiction of the Consumer Products and Safety Commission (“CPSC”). Under federal statutory law and CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. Crosman’s products may also be subject to recall pursuant to regulations in other jurisdictions where its products are sold. Any recall of its products may expose them to product liability claims and have a material adverse effect on its reputation, brand, and image and on its financial condition, business and operations. On a state level, Crosman is subject to state laws relating to the retail sale and use of certain of its products.

The American Society of Testing Materials (“ASTM”), a non-governmental self-regulating association, has been active in developing and periodically reviewing, voluntary standards regarding airguns, airgun ammunition, paintball fields, paintball face protection, paintball markers and recreational airguns. Any failure to comply with any current or pending ASTM standards may have a material adverse effect on its financial condition, business and operations.

Adverse publicity relating to shooting sports or paintball, or publicity associated with actions by the CPSC or others expressing concern about the safety or function of its products or its competitor’s products (whether or not such publicity is associated with a claim against it or results in any action by it or the CPSC), could have a material adverse effect on their reputation, brand image, or markets, any of which could have a material adverse effect on Crosman, its financial condition, business and operations.

Certain jurisdictions outside of the U.S. have legislation that prohibit retailers from selling, or places restrictions on the sale of, certain product categories that are or may be sufficiently broad enough to include recreational airguns or paintball markers. Although Crosman is not aware of any state or federal initiatives to enact comparable legislation, aside from those state laws relating to retail sale and use of certain of its products, such legislation may be enacted in the future.

Many jurisdictions outside of the United States, including Canada, have legislation limiting the power, distribution and/or use of Crosman’s products. Crosman works with its distributors in each jurisdiction to ensure that it is in compliance with the applicable rules and regulations. Any change in the laws and regulations in any of the jurisdictions where its products are sold that restricts the distribution, sale or use of its products could have a material adverse effect on them, their financial condition and operations.

The airgun and paintball industries are seasonal, which could materially adversely affect Crosman’s financial condition, business and operations.

The airgun and paintball industries are subject to seasonal variations in sales. Specifically, approximately 25% of its products are sold during October and November as part of the holiday retail season. The success of sales in the holiday retail season is dependent upon a number of factors including, but not limited to, the ability to continue to obtain promotional listings and the overall retail and consumer spending macro-economic environment.

The months following the holiday season are the winter months in North America, which typically result in lower sales of certain outdoor products. As a result, many outdoor consumer products companies, other than those focused on outdoor winter products, historically experience a significant decline in operating income from January to March. The second fiscal quarter operating results are typically above Crosman’s annual average and the third fiscal quarter operating results are typically lower than its annual average. The seasonal nature of sales requires disproportionately higher working capital investments from September through January. In addition, borrowing capacity under its revolving credit facility is impacted by the seasonal change in receivables and inventory. Consequently, interim results are not necessarily indicative of the full fiscal year and quarterly results may vary substantially, both within a fiscal year and between comparable fiscal years. The effects of seasonality could have a material adverse impact on its financial condition, business and operations.

Crosman’s products are subject to product safety and liability lawsuits, which could materially adversely affect its financial condition, business and operations.

As a manufacturer of recreational airguns, Crosman, and GFP, is involved in various litigation matters that occur in the ordinary course of business. Crosman’s management believes that, in most cases, these injuries have been sustained as a result of the misuse of the product, or the failure to follow the safety instructions that accompanied the product or the failure to follow well-recognized common sense rules for recreational airgun safety. In the last two years, expenses incurred in connection with the defense of product liability claims have averaged less than $500,000.

If any unresolved lawsuits or claims are determined adversely, they could have a material adverse effect on Crosman, its financial condition, business and operations. As more of Crosman’s products are sold to and used by consumers, the likelihood of product liability claims being made against it increases.

Although Crosman provides information regarding safety procedures and warnings with all of its product packaging materials, not all users of its products will observe all proper safety practices. Failure to observe proper safety practices may result in injuries that give rise to product liability and personal injury claims and lawsuits, as well as claims for breach of contract, loss of profits and consequential damages against both companies.

In addition, the running of statutes of limitations in the United States for personal injuries to minor children typically is suspended during the children’s legal minority. Therefore, it is possible that accidents resulting in injuries to minors may not give rise to lawsuits until a number of years later.

While Crosman maintains product liability insurance to insure against potential claims, there is a risk such insurance may not be sufficient to cover all liabilities incurred in connection with such claims and the financial consequences of these claims and lawsuits will have a material adverse effect on its financial condition, business and operations.

Crosman relies on a limited number of suppliers and as a result, if suppliers are unable to provide materials on a timely basis, Crosman’s financial condition, business and operations may be materially adversely affected.

Crosman is aware of only five manufacturers of the gelatin-encapsulated paintballs necessary for paintball play. Crosman believes that the cost of equipment and the knowledge required for the encapsulation process have historically been significant barriers to the entry of additional paintball suppliers. Accordingly, additional paintball suppliers may not exist in the future. Because Crosman does not manufacture its own paintballs, it has entered into a joint venture with a major paintball producer. Despite the existence of contractual arrangements, it is possible that the current supplier will not be able to supply sufficient quantities of its products in order to meet Crosman’s current needs or to support any growth in Crosman’s sales in the future.

Crosman does not currently have long-term contracts with any of its suppliers, nor does it currently have multiple suppliers for all parts, components, tooling, supplies and services critical to its manufacturing process. Its success will depend, in part, on its and Crosman’s ability to maintain relationships with its current suppliers and on the ability of these and other suppliers to satisfy its product requirements. Failure of a key supplier to meet its product needs on a timely basis or loss of a key supplier could have a material adverse effect on its financial condition, business and operations.

Crosman cannot control certain of its operating expenses and as a result, if it is unable to pass on its cost increases, its financial condition, business and operations may be materially adversely affected.

Certain costs including, but not limited to, steel, plastics, labor and insurance may escalate. Although Crosman has the ability to pass on some price increases to customers, significant increases in these costs could significantly decrease the affordability of its products. The cost of maintaining property, casualty, products liability and workers’ compensation insurance, for example, is significant. As a producer of recreational airguns and paintball products, Crosman is exposed to claims for personal injury or death as a result of accidents and misuse or abuse of its products. Generally, its insurance policies must be renewed annually. Its ability to continue to obtain insurance at affordable premiums also depends upon its ability to continue to operate with an acceptable safety record. Crosman could experience higher insurance premiums as a result of adverse claims experience or because of general increases in premiums by insurance carriers for reasons unrelated to its own claims experience. A significant increase in the number of claims against it, the assertion of one or more claims in excess of policy limits or the inability to obtain adequate insurance coverage at acceptable rates, or at all, could have a material adverse effect on its financial condition, business and operations.

The members agreement governing GFP has certain covenants that may have important consequences to Crosman.

Under the terms of the members agreement governing GFP, Crosman is subject to certain non-competition and non-solicitation covenants restricting its participation in the paintball industry for a period of three years from the date it terminates its interests in GFP. These covenants restrict its ability, among other things, to:

•	engage in, have any equity or profit interest in, make any loan to or for the benefit of, or render services to any business that engages in providing goods or services provided by GFP in the relevant territory;

•	employ any person who was employed by GFP and has not ceased to be employed for a period of at least one year;

•	solicit any current or previous customer of GFP; and

•	directly or indirectly engage in the manufacture of paintballs.

Crosman is restricted in their ability to engage in certain activities within a defined geographic scope for a period of three years following termination of its interest in GFP, and such restrictions could have a material adverse effect on its financial condition, business and operations.

Risks Related to Advanced Circuits

Defects in the products that Advanced Circuits produces for their customers could result in financial or other damages to those customers, which could result in reduced demand for Advanced Circuits’ services and liability claims against Advanced Circuits.

Some of the products Advanced Circuits produces could potentially result in product liability suits against Advanced Circuits. While Advanced Circuits does not engage in design services for its customers, it does manufacture products to their customers’ specifications that are highly complex and may at times contain design or manufacturing defects, errors or failures, despite its quality control and quality assurance efforts. Defects in the products it manufactures, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders or liability claims against Advanced Circuits. If these defects occur either in large quantities or frequently, its business reputation may be impaired. Defects in its products could result in financial or other damages to its customers.

If a person were to bring a product liability suit against Advanced Circuits’ customers, such person may attempt to seek contribution from Advanced Circuits. Product liability claims made against any of these businesses, even if unsuccessful, would be time consuming and costly to defend. A customer may also bring a product liability claim directly against Advanced Circuits. A successful product liability claim or series of claims against Advanced Circuits in excess of its insurance coverage, and for which it is not otherwise indemnified, could have a material adverse effect on its financial condition, business or operations. Although Advanced Circuits maintains a warranty reserve, this reserve may not be sufficient to cover its warranty or other expenses that could arise as a result of defects in its products.

Unless Advanced Circuits is able to respond to technological change at least as quickly as its competitors, its services could be rendered obsolete, which could materially adversely affect its financial condition, business and operations.

The market for Advanced Circuits’ services is characterized by rapidly changing technology and continuing process development. The future success of its business will depend in large part upon its ability to maintain and enhance its technological capabilities, retain qualified engineering and technical personnel, develop and market services that meet evolving customer needs and successfully anticipate and respond to technological changes on a cost-effective and timely basis. Advanced Circuits’ core manufacturing capabilities are for 2 to 12 layer printed circuit boards. Trends towards miniaturization and increased performance of electronic products are dictating the use of printed circuit boards with increased layer counts. If this trend continues Advanced Circuits may not be able to effectively respond to the technological requirements of the changing market. If it determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies may require significant capital investments. It may be unable to obtain capital for these purposes in the future, and investments in new technologies may not result in commercially viable technological processes. Any failure to anticipate and adapt to its customers’ changing technological needs and requirements or retain qualified engineering and technical personnel could materially adversely affect its financial condition, business and operations.

Advanced Circuits’ customers operate in industries that experience rapid technological change resulting in short product life cycles and as a result, if the product life cycles of its customers slow materially, and research and development expenditures are reduced, its financial condition, business and operations will be materially adversely affected.

Advanced Circuits’ customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in short product life cycles. As professionals operating in research and development departments represent the majority of Advanced Circuits’ net sales, the rapid development of electronic products is a key driver of Advanced Circuits’ sales and operating performance. Any decline in the development and introduction of new electronic products could slow the demand for Advanced Circuits’ services and could have a material adverse effect on its financial condition, business and operations.

The continued trend of technology companies moving their operations offshore may materially adversely affect Advanced Circuits’ financial conditions, business and operations.

There is increasing pressure on technology companies to lower their cost of production. Many have responded to this pressure by relocating their operations to countries that have lower production costs. Despite Advanced Circuits’ focus on quick-turn and prototype manufacturing, its operations, which are located in Colorado as well as the electronics manufacturing industry as a whole, may be materially adversely affected by U.S. customers moving their operations offshore.

Electronics manufacturing services corporations are increasingly acting as intermediaries, positioning themselves between PCB manufacturers and OEMS, which could reduce operating margins.

Advanced Circuits’ OEM customers are increasingly outsourcing the assembly of equipment to third party manufacturers. These third party manufacturers typically assemble products for multiple customers and often purchase circuit boards from Advanced Circuits in larger quantities than OEM manufacturers. The ability of Advanced Circuits to sell products to these customers at margins comparable to historical averages is uncertain. Any material erosion in margins could have a material adverse effect on Advanced Circuits’ financial condition, business and operations.

Risks Related to Silvue

Silvue derives a significant portion of its revenue from the eyewear industry. Any economic downturn in this market or increased regulations by the Food and Drug Administration, would materially adversely affect its operating results and financial condition.

Silvue’s customers are concentrated in the eyewear industry, so the economic factors impacting this industry also impact its operations and revenues. Any economic downturn in this market or increased regulations by the Food and Drug Administration, would materially adversely affect its operating results and financial condition.

Further, Silvue’s coating technology is utilized primarily on mid and high value lenses. A decline in the ophthalmic and sunglass lens industry in general, or a change in consumers’ preferences from mid and high value lenses to low value lenses within the industry, may have a material adverse effect on its financial condition, business and operations.

Silvue’s technology is compatible with certain substrates and processes and competes with a number of products currently sold on the market. A change in the substrate, process or competitive landscape could have a material adverse affect on its financial condition, business and operations.

Silvue provides material for the coating of polycarbonate, acrylic, glass, metals and other surfaces. Its business is dependent upon the continued use of these substrates and the need for its products to be applied to these substrates. In addition, Silvue’s products are compatible with certain application techniques. New application techniques designed to improve performance and decrease costs are being developed that may be incompatible with Silvue’s coating technologies. Further, Silvue competes with a number of large and small companies in the research, development, and production of coating systems. A competitor may develop a coating system that is technologically superior and render Silvue’s products less competitive. Any of these conditions may have a material adverse effect on its financial condition, business and operations.

Silvue has international operations and is exposed to general economic, political and regulatory conditions and risks in the countries in which they have operations.

Silvue has facilities located in the United Kingdom and Japan. Conditions such as the uncertainties associated with war, terrorist activities, social, political and general economic environments in any of the countries in which Silvue or its customers operate could cause delays or losses in the supply or delivery of raw materials and products as well as increased security costs, insurance premiums and other expenses. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including trade barriers, tariffs, import or export licensing requirements), or changes in the reporting requirements of United States, European and Asian governmental agencies, could increase the cost of doing business in these regions. Furthermore, in foreign jurisdictions where laws differ from those in the United States, it may experience difficulty in enforcing agreements. Any of these conditions may have a material adverse effect on its financial condition, business and operations.

Changes in foreign currency exchange rates could materially adversely affect Silvue’s financial condition, business and operations.

Approximately half of Silvue’s net sales are in foreign currencies. Changes in the relative strength of these currencies can materially adversely affect Silvue’s financial condition, business and operations.

Silvue relies upon valuable intellectual property rights that could be subject to infringement or attack. Infringement of these intellectual property rights by others could have a material adverse affect on its financial condition, business and operations.

As a developer of proprietary high performance coating systems, Silvue relies upon the protection of its intellectual property rights. In particular, Silvue derives a majority of its revenues from products incorporating patented technology. Infringement of these intellectual property rights by others, whether in the United States or abroad (where protection of intellectual property rights can vary widely from jurisdiction to jurisdiction), could have a material adverse effect on Silvue’s financial condition, business and operations. In addition, in the highly competitive hard coatings market, there can be no guarantee that Silvue’s competitors would not seek to invalidate or modify Silvue’s proprietary rights, including its nine patents related to its coating systems. While any such effort would be met with vigorous defense, the defense of any such matters could be costly and distracting and no assurance can be given that Silvue would prevail.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described in this Quarterly Report, the Company used the net proceeds of the IPO, which was commenced on May 11, 2006 pursuant to a registration statement declared effective on May 11, 2006, of approximately $319 million, along with the proceeds from the separate private placements that closed in conjunction with the IPO and initial borrowings under the Company’s Financing Agreement, to acquire the controlling interests in, and to make loans to, the initial businesses. The acquisition was closed on May 16, 2006.

ITEM 6.	Exhibits

Exhibit
No.	Description

2.1	Stock Purchase Agreement by and among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc., Compass CS Partners, L.P., Compass CS II Partners, L.P., Compass Crosman Partners, L.P., Compass Advanced Partners, L.P. and Compass Silvue Partners, LP**
3.1	Certificate of Trust of Compass Diversified Trust*
3.3	Certificate of Formation of Compass Group Diversified Holdings LLC*
3.5	Amended and Restated Trust Agreement of Compass Diversified Trust***
3.6	Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC***
4.1	Specimen certificate evidencing a share of trust of Compass Diversified Trust (included in Exhibit 3.5)***
4.2	Specimen certificate evidencing an interest of Compass Group Diversified Holdings LLC (included in Exhibit 3.6)***
10.1	Form of Management Services Agreement among Compass Group Diversified Holdings LLC and Compass Group Management LLC***
10.2	Form of Option Plan****
10.3	Form of Registration Rights Agreement****
10.4	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC***
10.5	Employment Agreement by and between Compass Group Management LLC and James Bottiglieri dated as of September 28, 2005**
10.6	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP****
10.7	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC****
10.8	Form of Credit Agreement by and between Compass Group Diversified Holdings LLC and each of the initial businesses***
10.9	Shareholders’ Agreement for holders of CBS Personnel Holdings, Inc. Class C common stock**
10.10	Stockholder’s Agreement for holders of Crosman Acquisition Corp. common stock**
10.11	Stockholder’s Agreement for holders of Compass AC Holdings, Inc. common stock**
10.12	Stockholder’s Agreement for holders of Silvue Technologies Group, Inc. common stock**
10.14	Diablo Marketing LLC Members Agreement**
10.15	Management Services Agreement by and between Compass CS Inc. and Kilgore Consulting II LLC dated as of October 13, 2000**
10.16	Form of Amendment of Management Services Agreement by and between Compass CS Inc. and Kilgore Consulting II LLC**
10.17	Management Services Agreement by and between Crosman Corporation and Kilgore Consulting III LLC dated as of February 10, 2004**
10.18	Form of Amendment of Management Services Agreement by and between Crosman Corporation and Kilgore Consulting III LLC**
10.19	Management Services Agreement by and between Advanced Circuits, Inc. and WAJ, LLC dated as of September 20, 2005**
10.20	Form of Amendment of Management Services Agreement by and between Advanced Circuits, Inc. and WAJ, LLC**
10.21	Management Services Agreement by and between SDC Technologies, Inc. and Kilgore Consulting III LLC dated as of September 2, 2004**
10.22	Form of Second Amendment of Management Services Agreement by and between SDC Technologies, Inc. and Kilgore Consulting III LLC**
10.23	Form of Amendment to Stockholders’ Agreement for holders of Silvue Technologies Group, Inc. common stock**

Exhibit
No.	Description

10.24	Commitment Letter by and among Compass Group Diversified Holdings LLC The Compass Group International LLC and Ableco Finance LLC**
10.25	Financing Agreement, dated as of May 16, 2006 (the “Financing Agreement”), by and among Compass Group Diversified Holdings LLC, the lenders from time to time party thereto, Ableco Finance LLC, Collateral Agent, and Ableco Finance LLC, as administrative agent.*****
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

*	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on December 14, 2005.

**	Previously filed in connection with amendment no. 3 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 13, 2006.

***	Previously filed in connection with amendment no. 4 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 26, 2006.

****	Previously filed in connection with amendment no. 5 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on May 5, 2006.

*****	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s current report on Form 8-K filed on May 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED TRUST

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: June 12, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer

Date: June 12, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant