Form 10-Q
period 2007-06-30
Compass Group Diversified Holdings LLC; Compass Diversified Trust
filed 2007-08-10
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMPASS DIVERSIFIED TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	0-51937 (Commission file number)	57-6218917 (I.R.S. employer identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	0-51938 (Commission file number)	20-3812051 (I.R.S. employer identification number)
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
Yes ☑ No ☐
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
Yes ☐      No ☑
As of August 1, 2007, there were 31,525,000 shares of
Compass Diversified Trust outstanding.

COMPASS DIVERSIFIED TRUST
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2007
NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” refer to Compass Diversified Trust;

•	“businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “Trust Agreement” refer to the amended and restated Trust agreement of the Trust dated as of April 25, 2006;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9; 2007 and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe’” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	the Trust and our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and to pay the put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Trust
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,228	$7,006
Accounts receivable, less allowances of $3,426 at June 30, 2007 and $3,327 at Dec. 31, 2006	104,230	74,899
Inventories	10,910	4,756
Prepaid expenses and other current assets	16,176	7,059
Current assets of discontinued operations	—	46,636

Total current assets	204,544	140,356

Property, plant and equipment, net	21,838	10,858
Goodwill	225,717	160,281
Intangible assets, net	177,343	128,890
Deferred debt issuance costs, less accumulated amortization of $381 at June 30, 2007 and $114 at Dec. 31, 2006	5,306	5,190
Other non-current assets	17,974	15,894
Assets of discontinued operations	—	64,128

Total assets	$652,722	$525,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$78,332	$52,900
Due to related party	817	8,349
Revolving credit facility	2,655	87,604
Current liabilities of discontinued operations	—	14,019

Total current liabilities	81,804	162,872

Supplemental put obligation	16,993	14,576
Deferred income taxes	56,638	41,337
Other non-current liabilities	17,838	17,336
Non-current liabilities of discontinued operations	—	6,634

Total liabilities	173,273	242,755

Minority interests	27,883	27,131

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding	443,633	274,961
Accumulated earnings (deficit)	7,933	(19,250)

Total stockholders’ equity	451,566	255,711

Total liabilities and stockholders’ equity	$652,722	$525,597

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Operations
(unaudited)

	Three-months	Three-months	Six-months	Six-months
	Ended	Ended	Ended	Ended
(in thousands, except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$218,219	$80,194	$394,538	$80,194
Cost of sales	160,044	61,290	293,747	61,290

Gross profit	58,175	18,904	100,791	18,904
Operating expenses:
Staffing expense	14,470	6,971	28,482	6,971
Selling, general and administrative expenses	28,600	6,378	46,092	6,378
Supplemental put expense	1,024	—	2,417	—
Fees to manager	2,601	789	4,785	789
Research and development expense	389	1,273	687	1,273
Amortization expense	5,582	1,228	9,413	1,228

Operating income	5,509	2,265	8,915	2,265

Other income (expense):
Interest income	729	116	1,329	116
Interest expense	(1,583)	(1,073)	(3,069)	(1,073)
Amortization of debt issuance costs	(283)	(158)	(553)	(158)
Other income	18	292	30	292

Income from continuing operations before income taxes and minority interests	4,390	1,442	6,652	1,442
Provision for income taxes	1,651	797	2,988	797
Minority interest	207	315	249	315

Income from continuing operations	2,532	330	3,415	330
Income from discontinued operations, net of income tax	—	1,782	—	1,782
Gain on sale of discontinued operations, net of income tax	—	—	36,038	—

Net income	$2,532	$2,112	$39,453	$2,112

Basic and fully diluted income per share from continuing operations	$0.09	$0.03	$0.15	$0.03
Basic and fully diluted income per share from discontinued operations	—	0.18	1.52	0.18

Basic and fully diluted income per share	$0.09	$0.21	$1.67	$0.21

Weighted average number of shares of Trust stock outstanding — basic and fully diluted	26,837	9,857	23,661	9,857

Cash distributions declared per share	$0.30	$0.1327	$0.60	$0.1327

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

			Accumulated	Total
	Number of		Earnings	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Equity
Balance — December 31, 2006	20,450	$274,961	$(19,250)	$255,711

Issuance of Trust Shares, net of expenses	11,075	168,672	—	168,672
Distributions paid	—		(12,270)	(12,270)
Net income	—	—	39,453	39,453

Balance — June 30, 2007	31,525	$443,633	$7,933	$451,566

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Six Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$39,453	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Crosman	(36,038)	—
Depreciation and amortization expense	11,540	1,869
Amortization of debt issuance costs	549	158
Supplemental put expense	2,417	—
Minority interests	249	709
Stockholder notes and option costs	(117)	—
Deferred taxes	(1,156)	28
In-process research and development charge		1,120
Other		421
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(2,666)	(122)
Increase in inventories	(806)	(785)
Increase/Decrease in prepaid expenses and other current assets	522	(111)
Increase/(Decrease) in accounts payable and accrued expenses	(366)	3,210
Decrease in supplemental put obligation	(7,880)	—

Net cash provided by operating activities	5,701	8,609

Cash flows from investing activities:
Acquisition of initial businesses, net of cash acquired		(310,649)
Purchases of property and equipment	(3,835)	(2,113)
Segment level acquisitions	(7,854)	—
Crosman disposition	119,856	—
Aeroglide and Halo acquisitions, net of cash acquired	(120,083)	—

Net cash used in investing activities	(11,916)	(312,762)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	52,438
Proceeds from the issuance of Trust shares, net	168,672	273,269
Repayments under revolving line of credit	(196,764)
Borrowings under revolving line of credit	111,800	—
Debt issuance costs	(860)	(6,401)
Distributions paid	(12,270)	—
Other	1,911	870

Net cash provided by financing activities	72,489	320,176

Net increase in cash and cash equivalents	66,274	16,023
Foreign currency adjustment	(52)	(10)

Cash and cash equivalents — beginning of period	7,006	100

Cash and cash equivalents — end of period	$73,228	$16,113

Compass Diversified Trust
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)
Note A — Organization and Business Operations
Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”).
Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and six-month periods ended June 30, 2007 and 2006 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.
The condensed consolidated financial statements include the accounts of Compass Diversified Trust and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Note C —Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on its financial statements.
Note D — Disposition of Business
     Disposition of Crosman
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million, was approximately $112.0 million. The Company recognized a gain on the sale in the first quarter of fiscal 2007 of approximately $36 million or $1.76 per share. $85.0 million of the net proceeds were used to repay amounts then outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were used as partial funding for our acquisitions described below. Crosman is reflected as a discontinued operation in the December 31, 2006 condensed consolidated balance sheet.
As a result of the sale of Crosman, the Company has restated its Statement of Operations, in accordance with SFAS 144, for the three and six-month periods ending June 30, 2006.

The components of discontinued operations of the Crosman operating segment, for the period of May 16, 2006 (inception), to June 30, 2006, are as follows: (in thousands):

Net sales	$14,489
Costs and expenses	11,717

Income from discontinued operations	2,772
Other income, net	188

Income from discontinued operations before taxes	2,960
Provision for taxes	784
Minority interests	394

Net income from discontinued operations (1)	$1,782

(1)	This amount does not include intercompany interest expense incurred totaling approximately $0.6 million.
Note E — Acquisition of Businesses
Acquisition of Aeroglide Corporation
On February 28, 2007, the Company purchased a controlling interest in Aeroglide Corporation (“Aeroglide”). Aeroglide is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application. The Company made loans to and purchased a controlling interest in Aeroglide totaling approximately $58 million representing approximately 89% of the stock of Aeroglide on a fully diluted basis.
Aeroglide enters into long-term contracts with customers to design and build specialized machinery, based on a customer’s specific needs, for drying and cooling a wide range of natural and man-made products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to manufacture and assemble the equipment. Aeroglide measures revenue based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Provision for estimated losses on uncompleted contracts, if any, are made in the period in which losses are determined. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the Company’s consolidated financial statements.
Acquisition of Halo Branded Solutions, Inc.
On February 28, 2007, the Company purchased a controlling interest in Halo Branded Solutions, Inc. (“Halo”). Operating under the brand names of Halo and Lee Wayne, Halo serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives. The Company made loans to and purchased a controlling interest in Halo totaling approximately $62 million, representing approximately 73.6% of the outstanding equity.
CGM acted as an advisor to the Company in each of the aforementioned acquisitions for which it received fees totaling approximately $1.2 million.

Unaudited Pro Forma Information
The following unaudited pro forma data for the six month period ended June 30, 2007 gives effect to the acquisition of Aeroglide and Halo, as described above, as if the acquisitions had been completed as of January 1, 2007. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and depreciation expense, management fees and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Six- months ended June 30, 2007
(in thousands, except per share data)	Total
Net sales	$420,806

Income from continuing operations before income taxes and minority interests	$6,538

Net income	$39,339

Basic and fully diluted income per share	$1.66
Note F – Business segment data
At June 30, 2007, the Company has six reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI”), is an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to over 8,000 customers in the United States.

•	Aeroglide Corporation (“Aeroglide”), is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.

•	Anodyne Medical Device, Inc (“Anodyne”), is a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in California and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS”) is a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel serves approximately 4,000 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Halo Branded Solutions, Inc. (“Halo”), operating under the brand names of Halo and Lee Wayne, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.

•	Silvue Technologies Group, Inc. (“Silvue”) is a global hard-coatings company, is a developer and producer of proprietary, high performance liquid coating systems used in the high–end eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Condensed Consolidated Financial Statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. There are no inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and six-month periods ended June 30, 2007 is presented below (in thousands).

	Three months ended	Six months ended
Net sales of business segments	June 30, 2007	June 30, 2007
ACI	$13,044	$26,123
Aeroglide	15,151	20,563
Anodyne	9,126	18,513
CBS Personnel	142,911	278,332
Halo	32,432	39,960
Silvue	5,555	11,047

Total	218,219	394,538
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—	—

Total consolidated net sales	$218,219	$394,538

	Three months ended	Six months ended
Profit of business segments (1)	June 30,2007	June 30, 2007
ACI	$4,070	$9,195
Aeroglide	89	241
Anodyne	351	699
CBS Personnel	4,946	8,365
Halo	573	3
Silvue	1,448	2,914

Total	11,477	21,417
Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest expense, net	(854)	(1,740)
Other income	18	30
Corporate and other (2)	(6,251)	(13,055)

Total consolidated income from continuing operations before income taxes and minority interests	$4,390	$6,652

(1)	Segment profit represents operating income.

(2)	Corporate and other consists of charges at the corporate level.

	Accounts
	receivable as of	Allowances as of
Accounts receivable and allowances	June 30, 2007	June 30, 2007
ACI	$3,510	$(350)
Aeroglide	8,545	(85)
Anodyne	4,713	(65)
CBS Personnel	66,072	(2,499)
Halo	22,047	(411)
Silvue	2,769	(16)

Total	107,656	(3,426)
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	107,656	$(3,426)

Allowance for doubtful accounts and other	(3,426)

Total consolidated net accounts receivable	$104,230

			Depreciation and
			Amortization
	Goodwill	Identifiable assets	expense
Goodwill and identifiable assets of business segments	June 30, 2007	June 30, 2007 (3)	June 30, 2007
ACI	$50,659	$24,883	$1,763
Aeroglide	29,239	32,478	3,413
Anodyne	21,936	22,531	948
CBS Personnel	60,607	22,243	1,090
Halo	31,776	44,836	880
Silvue	11,216	15,005	540

Total	205,433	161,976	8,634
Reconciliation of segments to consolidated amount:
Corporate and other identifiable assets		160,799	2,906
Goodwill carried at Corporate level	20,284

Total	$225,717	$322,775	$11,540

(3)	Not including accounts receivable scheduled above
Note G – Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2007 (in thousands)

Land	$1,843
Machinery and equipment	8,652
Office furniture and equipment	9,716
Buildings and building improvements	3,306
Leasehold improvements	2,094

25,611
Less: Accumulated depreciation	(3,773)

Balance at June 30, 2007	$21,838

Depreciation expense was $1.2 million and $2.1 million for the three and six month periods ended June 30, 2007, respectively.
Note H — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the six-month period ended June 30, 2007 is as follows (in thousands):

Balance at beginning of period	$160,281
Acquisition of businesses (1)	64,532
Adjustment to purchase accounting (1)	904

Balance at June 30, 2007	$225,717

(1)	Initial purchase price allocations may be adjusted within one year for changes in estimates of the fair value of assets acquired and liabilities assumed.
Other Intangible assets subject to amortization are comprised of the following at June 30, 2007, (in thousands):

Customer and distributor relations	$154,673
Technology	11,655
Licensing agreements and anti-piracy covenants	2,064
Distributor relationships and backlog	3,400

171,792
Accumulated amortization	(16,052)
Trade names, not subject to amortization	22,470

Balance at June 30, 2007	$178,210

Amortization expense was $5.6 million and $9.4 million during the three and six-month period ended June 30, 2007, respectively.
Note I – Revolving Credit Facility
On November 21, 2006, the Company obtained a $250.0 million Revolving Credit Facility (“Revolving Credit Facility”) with an optional $50.0 million increase from a group of lenders (“Lenders”) led by Madison Capital, LLC (“Madison”) as Agent for all lenders. The Revolving Credit Facility provides for a revolving line of credit. The Revolving Credit Facility increased by $50 million to $300 million during the first six months of 2007.
Indebtedness under the Revolving Credit Facility bears interest at the prime rate of interest, plus a spread ranging from 1.5% to 2.5% or at a rate equal to the London Interbank Offer Rate, or LIBOR, plus a spread ranging from 2.50% to 3.50%, depending on the Company’s total debt to EBITDA, as defined, at the time of borrowing. The interest rate will increase by 2.0% above the highest applicable rate during any period when an event of default under the Revolving Credit Facility has occurred and is continuing. In addition, the Company pays commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the revolving line of credit.
The Lenders have agreed to issue letters of credit in an aggregate face amount of up to $50.0 million. The Company pays letter of credit fees at a rate of 3.0% on the aggregate amount of letters of credit outstanding at any of its subsidiaries. Letters of Credit outstanding at June 30, 2007 total approximately $19.1 million. These fees are reflected as a component of interest expense.
As of June 30, 2007, the Company had no revolving credit commitments outstanding under its Revolving Credit Facility. All outstanding commitments were repaid on May 8, 2007 with the proceeds from the secondary public offering of Trust shares and the private placement with CGI, all as described below.
At June 30, 2007 the Company had availability of approximately $262.6 million under its Revolving Credit Facility and it was in compliance with all covenants. The Company intends to use the availability under the Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under its Financing Agreement and to provide for working capital needs.
On June 6, 2006, our majority owned subsidiary, Silvue entered into an unsecured working capital credit facility for its operations in Japan with The Chiba Bank Ltd. This credit facility provides Silvue with the ability to borrow up to approximately $3.25 million (400,000,000 yen) for working capital needs. The facility was renewed under substantially the same terms in May 2007. Outstanding obligations under this facility bear interest at the rate of 2.375% per annum. As of June 30, 2007, the Company had approximately $2.7 million outstanding under this facility. The facility expires in May 2008.
Note J — Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings. There are no significant tax positions for which it is reasonably possible that the related unrecognized tax benefits will significantly change during the next twelve months. The Company classifies interest and penalties related to income taxes as components of the income tax provision
Note K — Stockholder’s equity
The Trust is authorized to issue 500,000,000 Trust shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will at all times have the identical number of LLC interests outstanding as Trust shares. Each trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.
•	On January 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of January 18, 2007.

•	On April 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of April 18, 2007.

•	On July 27, 2007, the Company paid a distribution of $0.30 per share to holders of record as of July 25, 2007.

On May 8, 2007 the Company completed a secondary public offering of 9,200,000 Trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 Trust shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. The Company used the net proceeds to repay the outstanding balance on its Revolving Credit Facility with the remaining balance to be used for general corporate purposes.
Note L – Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K.
Overview
Compass Diversified Trust, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006, the Trust is sole owner of 100% of the Trust interests (as defined in the LLC agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust interests as the number of outstanding shares of the Trust. The manager is the sole owner of the allocation interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
We acquire and manage middle market businesses based in North America with annual cash flows between $5 million and $40 million. We seek to acquire controlling ownership interests in the businesses in order to maximize our ability to work actively with the management teams of those businesses. Our model for creating shareholder value is to be disciplined in identifying and valuing businesses, to work closely with management of the businesses we acquire to grow the cash flows of those businesses, and to opportunistically exit businesses when we believe that doing so will maximize returns. We currently own six businesses in six distinct industries and we believe that these businesses will continue to produce stable and growing long-term cash flows, enabling us to meet our objectives of growing distributions to our shareholders, independent of any incremental acquisitions we may make, and investing in the long-term growth of the Company.
In identifying acquisition candidates, we target businesses that:
•	produce stable cash flows;

•	have strong management teams largely in place;

•	maintain defensible positions in industries with forecasted long-term macroeconomic growth; and

•	face minimal threat of technological or competitive obsolescence.
We maintain a long-term ownership outlook which we believe provides us the opportunity to develop more comprehensive strategies for the growth of our businesses through various market cycles, and will decrease the possibility, often faced by private equity firms or other financial investors, that our businesses will be sold at unfavorable points in a market cycle. Furthermore, we provide the financing for both the debt and equity in our acquisitions which allows us to pursue growth investments, such as add-on acquisitions, that might otherwise be restricted by the requirements of a third-party lender. We have also found sellers to be attracted to our ability to provide both debt and equity financing for the consummation of acquisitions, enhancing the prospect of confidentiality and certainty of consummating these transactions. In addition, we believe that our ability to be long-term owners alleviates the concern that many private company owners have with regard to their businesses going through multiple sale processes in a short period of time and the disruption that this may create for their employees or customers.
          Our management team’s strategy for our subsidiaries involves:
•	utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of over 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target
In addition, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions
Crosman Disposition
On January 5, 2007, we sold all of our interest in Crosman, an operating segment, for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. Our share of the proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million was approximately $112 million. We recognized a gain on the sale of approximately $36 million in the first quarter of 2007. $85.0 million of the net proceeds were used to repay amounts outstanding under our Revolving Credit Facility. The remaining net proceeds were invested in short-term investment securities pending future application.
Aeroglide Acquisition
On February 28, 2007, we purchased a controlling interest in Aeroglide Corporation (“Aeroglide”). Aeroglide is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bakie a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.
We made loans to and purchased a controlling interest in Aeroglide for approximately $58 million representing approximately 89% of the outstanding stock on a fully diluted basis. The cash consideration was funded through available cash and a drawing on our Revolving Credit Facility.
Halo Acquisition
On February 28, 2007, we purchased a controlling interest in Halo Branded Solutions, Inc. (“Halo”). Operating under the brand names of Halo and Lee Wayne, Halo serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. Halo has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 700 account executives.
We made loans to and purchased a controlling interest in Halo for approximately $62 million, representing approximately 73.6% of the outstanding equity. The cash consideration was funded through available cash and a drawing on our Revolving Credit Facility.

Follow-on Offering
On May 8, 2007 we completed a secondary public offering of 9,200,000 Trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the Trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 Trust shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. We used the net proceeds to repay the outstanding balance on our Revolving Credit Facility with the remaining balance to be used for general corporate purposes, including funding future acquisitions.

Results of Operations
We acquired our businesses on the following dates:
May 16, 2006 – Advanced Circuits, CBS Personnel, and Silvue
August 1, 2006 – Anodyne
February 28, 2007 – Aeroglide and Halo
In the following results of operations, we provide (i) our consolidated results of operations for the three and six-month periods ended June 30, 2007, which includes the results of operations of our acquired businesses for the three and six-months ended June 30, 2007 with the exception of Aeroglide and Halo whose results of operations are included from the date of acquisition (March 1, 2007), and (ii) comparative, historical, unconsolidated results of operations for each of the businesses, on a stand-alone basis, for the three and six-month periods ended June 30, 2007 and 2006.
Consolidated Results of Operations – Compass Diversified Trust and Compass Group Diversified Holdings LLC

	Three months	Six months
	ended	ended
(in thousands)	June 30, 2007	June 30, 2007
Net sales	$218,219	$394,538
Cost of sales	160,044	293,747

Gross profit	58,175	100,791
Selling, general and administrative expense (including staffing)	43,070	74,574
Fees to manager	2,601	4,785
Supplemental put cost	1,024	2,417
Amortization of intangibles	5,582	9,413
Research and development expense	389	687

Operating income	$5,509	$8,915

Net sales
We do not generate any revenues apart from those generated by the businesses we own, control and operate. The Trust and the Company may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our initial businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flow coming to the Trust and the Company is the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on the Company’s equity ownership. However, on a consolidated basis these items will be eliminated.
Expenses
The Trust’s and the Company’s operating expenses primarily consist of the salary and related costs and expenses of the Company’s Chief Financial Officer and his staff, the cost of professional services and other expenses including the directors and audit fees, directors and officers’ insurance premiums and tax preparation services.
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). We accrue for the management fee on a quarterly basis. For the six month period ended June 30, 2007 we incurred approximately $4.8 million, in expense for these fees.
In addition, concurrent with the initial public offering, we entered into a Supplemental Put Agreement with CGM pursuant to which CGM has the right to cause us to purchase the allocation interests owned by them upon termination of the Management Services Agreement. We accrued approximately $2.4 million in expense during the six-month period ended June 30, 2007 in connection with this agreement. This non-cash expense primarily represents that portion of the estimated increase in the value of our businesses over our basis in those businesses that CGM is entitled to if the Management Services Agreement were terminated, or those businesses were sold (see — Related Party Transactions).

Results of Operations of our businesses
The following analyses reflect a comparison of the historical results of operations for each of our businesses for the entire three and six-month periods ended June 30, 2007 and June 30, 2006, which we believe is a more meaningful comparison in explaining the historical financial performance of our businesses. These results of operations are not necessarily indicative of the results to be expected for the full year.
Advanced Circuits
     Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards, or PCBs, to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 65% of Advanced Circuits’ gross revenues. Advanced Circuits manufactures custom PCBs in as little as 24 hours, while maintaining an approximately 98% error-free production rate and real-time customer service and product tracking 24 hours per day.
Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales in the three-months ended June 30, 2007.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and six-month periods ended June 30, 2007 and 2006:

	Three-months ended		Six-months ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$13,044	$12,278	$26,123	$24,001
Cost of revenues	5,724	5,087	11,407	10,093

Gross profit	7,320	7,191	14,716	13,908

Selling, general and administrative expense	2,459	2,414	3,938	5,249
Fees to manager	126	125	252	250
Amortization of intangibles	665	689	1,331	1,401

Income from operations	$4,070	$3,963	$9,195	$7,008

Three-months ended June 30, 2007 vs. June 30, 2006
     Net sales
Net sales for the three months ended June 30, 2007 increased approximately $0.8 million over the corresponding three month period ended June 30, 2006. Increased sales from quick-turn production PCBs ($0.4 million) and prototype PCBs ($0.4 million) are principally responsible for this increase.
     Cost of sales
Cost of sales for the three months ended June 30, 2007 increased approximately $0.6 million. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales decreased during the three months ended June 30, 2007 (56.1% at June 30, 2007 vs. 58.6% at June 30, 2006) largely as a result of increases in raw material costs and manufacturing inefficiencies due to increased capacity at its Aurora facility.
     Selling, general and administrative expenses
Selling, general and administrative expenses increased less than $0.1 million during the three months ended June 30, 2007 compared to the same period in 2006 due principally to advertising costs associated with the increase in sales.

     Amortization expense
Amortization expense was approximately $0.7 million in each of the three month periods ended June 30, 2007 and 2006, respectively.
     Operating income
Operating income for the three months ended June 30, 2007 and 2006 was approximately $4.0 primarily as a result of those factors described above.
Six-months ended June 30, 2007 vs. June 30, 2006
     Net sales
Net sales for the six months ended June 30, 2007 increased approximately $2.1 million over the corresponding six month period ended June 30, 2006. Increased sales from quick-turn production PCBs ($.1.1 million) and long-lead time and other PCBs ($0.9 million) are principally responsible for this increase.
     Cost of sales
Cost of sales for the six months ended June 30, 2007 increased approximately $1.3 million over the corresponding period in 2006. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales decreased during the three months ended June 30, 2007 (56.3% at June 30, 2007 vs. 57.9% at June 30, 2006) largely as a result of increases in raw material costs.
     Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $1.3 million during the six months ended June 30, 2007 compared to the corresponding period in 2006. This decrease is due to the reduction in costs associated with ACI’s re-purchase provision and loan forgiveness in connection with stock granted to certain members of management aggregating approximately $1.8 million offset in part by an increase in selling costs of $0.5 million primarily representing increases in advertising costs and personnel costs.
     Amortization expense
Amortization expense was approximately $1.3 million and $1.4 million for the six month periods ended June 30, 2007 and 2006 respectively.
     Operating income
Operating income for the six months ended June 30, 2007 was approximately $9.2 million compared to approximately $7.0 million for the six months ended June 30, 2006, an increase of approximately $2.2 million. This increase was primarily due to the reduction in costs related to the management stock repurchase plan and to those factors described above.
Aeroglide
     Overview
Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyor driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.
Results of Operations
The table below summarizes the income from operations data for Aeroglide for the three and six- month periods ended June 30, 2007 and 2006:

	Three-months ended		Six-months ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$15,151	$10,826	$30,938	$20,367
Cost of revenues	8,915	6,250	18,288	11,839

Gross profit	6,236	4,576	12,650	8,528

Selling, general and administrative expense	3,786	3,485	7,263	6,473
Fees to manager	126	—	169	—
Amortization of intangibles	2,235	—	3,069	—

Income from operations	$89	$1,091	$2,149	$2,055

Three-months ended June 30, 2007 vs. June 30, 2006
Net sales
Net sales for the three months ended June 30, 2007 increased approximately $4.3 million over the corresponding three months ended June 30, 2006. Machinery sales totaled approximately $11.0 million in the three-months ended June 30, 2007 compared to approximately $7.6 million in the corresponding period in 2006, an increase of $3.4 million. In addition, sales associated with parts and service increased approximately $0.9 million. The increase in machinery sales was due to strong demand for equipment in the food and industrial markets, particularly in North America and Europe.
Cost of sales
Cost of sales increased approximately $2.7 million in the three months ended June 30, 2007 compared to the same period of 2006 and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 41.2% in the three months ended June 30, 2007 compared to 42.3% in the corresponding period in 2006. The decrease of 1.1% is attributable to greater machinery sales as a percent of total sales in 2007, which generally carry a lower margin.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2007, increased approximately $0.3 million. This increase is largely the result of an increase in sales staff and associated costs necessary to support the significant increase in machinery sales.
Amortization expense
Amortization expense increased approximately $2.2 million in the three months ended June 30, 2007 over the corresponding three months ended June 30, 2006. This increase is due to the amortization expense of intangible assets recognized in connection with Aeroglide’s recapitalization in connection with our purchase of a controlling interest in Aeroglide on February 28, 2007. The majority of the amortization expense is the result of amortizing approximately $1.8 million of an intangible asset recognized in connection with our purchase in February and reflects Aeroglide’s sales backlog at that time. Approximately $1.0 million of this asset remains on the balance sheet at June 30, 2007, and we anticipate amortizing the balance in the next quarter.
Income from operations
Income from operations decreased approximately $1.0 million to $0.1 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due principally to the significant increase in amortization costs offset by increased sales, all as described above.
Six-months ended June 30, 2007 vs. June 30, 2006
Net sales
Net sales for the six months ended June 30, 2007 increased approximately $10.6 million over the corresponding six months ended June 30, 2006. Machinery sales totaled approximately $23.5 million in the six months ended June 30, 2007 compared to approximately $14.3 million in the corresponding period in 2006, an increase of $9.2 million. In addition, sales associated with parts and service increased approximately $1.4 million. The increase in machinery sales was due to strong demand for equipment in the food and industrial markets, particularly in North America and Europe.
Cost of sales
Cost of sales increased approximately $6.5 million during the six months ended June 30, 2007 compared to the same period of 2006 and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 40.9% in the six months ended June 30, 2007 compared to 41.9% in the corresponding period in 2006. The decrease of 1.0% is attributable to greater machinery sales as a percent of total sales in 2007, which generally carry a lower margin.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2007, increased approximately $0.8 million over the corresponding period of 2006. This increase is largely the result of an increase in sales staff and associated costs necessary to support the significant increase in machinery sales.
Amortization expense
Amortization expense increased approximately $3.1 million in the six months ended June 30, 2007 compared to the same period of 2006 This increase is due to the amortization expense of intangible assets recognized in connection with Aeroglide’s recapitalization in connection with our purchase of a controlling interest in Aeroglide on February 28, 2007. The majority of the amortization expense is the result of amortizing approximately $2.5 million of an intangible asset recognized in connection with our purchase in February and reflects Aeroglide’s sales backlog at that time. Approximately $1.0 million of this asset remains on the balance sheet at June 30, 2007, and we anticipate amortizing the balance in the next quarter.
Income from operations
Income from operations increased approximately $0.1 million to $2.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 based on the factors described above.
Anodyne
     Overview
Anodyne was formed in January 2006 in order to purchase the assets and operations of AMF and SenTech which was completed on February 15, 2006. Both AMF and SenTech manufacture and distribute patient positioning devices. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts. Anatomic Concepts’ operations were merged into the AMF operations. On June 27, 2007 Anodyne purchased PrimaTech Medical Systems (“Primatech”), a lower price-point distributor of medical support devices. The purchase price was $5.1 million and consisted of a combination of cash and Anodyne stock. Management anticipates that Primatech will contribute revenues in excess of $3.0 million on an annualized basis.
The medical support surfaces industry is fragmented in nature. Management estimates the market is comprised of approximately 70 small participants who design and manufacture products for preventing and treating decubitus ulcers. Decubitus ulcers, or pressure ulcers, are formed on immobile medical patients through continued pressure on one area of skin. Immobility caused by injury, old age, chronic illness or obesity are the main causes for the development of pressure ulcers. In these cases, the person lying in the same position for a long period of time puts pressure on a small portion of the body surface. This pressure, if continued for a sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these cells deprived of oxygen begin to break down and form sores. Contributing factors to the development of pressure ulcers are sheer, or pull on the skin due to the underlying fabric, and moisture, which increases propensity to breakdown.
Anodyne’s strategy for approaching this market includes offering its customers consistently high quality products on a national basis; leveraging its scale to provide industry leading research and development and pursuing cost savings through scale purchasing and operational efficiencies. We purchased Anodyne from CGI on July 31, 2006

     Results of Operations
The table below summarizes the income from operations data for Anodyne for the three and six-month periods ended June 30, 2007 and 2006.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$9,126	$6,041	$18,513	$9,354
Cost of revenues	6,723	4,263	13,934	6,618

Gross profit	2,403	1,778	4,579	2,736

Selling, general and administrative expense	1,671	1,139	3,118	1,700
Fees to manager	87	88	174	130
Amortization of intangibles	294	10	588	20

Income from operations	$351	$541	$699	$886

Three-months ended June 30, 2007 vs. June 30, 2006
Net sales
Net sales for the three months ended June 30, 2007 increased approximately $3.1 million over the corresponding three months ended June 30, 2006. Sales associated with Anatomic, which was purchased in October 2006, accounted for $2.6 million of this increase. In addition, sales of new product roll-outs totaling approximately $1.2 million were introduced during the quarter. These increases were partially offset by a decrease in sales across existing product lines.
Cost of sales
Cost of sales increased approximately $2.5 million in the three months ended June 30, 2007 compared to the same period of 2006 and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 26.3% in the three months ended June 30, 2007 compared to 29.4% in the corresponding period in 2006. The decrease of 3.1% is attributable to costs incurred to upgrade its quality control infrastructure and lower margin patient positioning sales associated with Anatomic.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2007, increased approximately $0.5 million. This increase is largely the result of (i) increased accounting fees: and (ii) increases in administrative staff and associated costs necessary to support the increase in sales and new product development.
Amortization expense
Amortization expense increased approximately $0.3 million in the three months ended June 30, 2007 over the corresponding three months ended June 30, 2006. This increase is due to the amortization expense of intangible assets recognized in connection with acquisitions made in 2006, particularly Anatomic.
Income from operations
Income from operations decreased approximately $0.2 million to $0.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due primarily to those factors described above.
Six-months ended June 30, 2007 vs. June 30, 2006
Net sales
Net sales for the six months ended June 30, 2007 increased approximately $9.2 million over the corresponding six months ended June 30, 2006. This significant increase in sales is due to; (i) a full six months of operations in 2007 compared to only four and one-half months in 2006; and (ii) sales totaling approximately $5.9 million associated with the Anatomic acquisition.

Cost of sales
Cost of sales increased approximately $7.3 million during the six months ended June 30, 2007 compared to the same period of 2006and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 24.7% in the six months ended June 30, 2007 compared to 29.3% in the corresponding period in 2006. The decrease of 4.6% is attributable to costs incurred to upgrade its quality control infrastructure and lower margin patient positioning sales associated with Anatomic.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2007, increased approximately $1.4 million over the corresponding period of 2006. This increase is largely the result of an increase in administrative staff and associated costs necessary to support the significant increase in sales and new product development activities and increased accounting fees.
Amortization expense
Amortization expense increased approximately $0.6 million in the six months ended June 30, 2007 compared to the same period of 2006 This increase is due to the amortization expense of intangible assets recognized in connection with acquisitions made in 2006, particularly Anatomic.
Income from operations
Income from operations decreased approximately $0.2 million to $0.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 based on the factors described above.
CBS Personnel
     Overview
CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. CBS Personnel serves over 4,000 corporate and small business clients and during an average week places over 24,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
CBS Personnel’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. CBS Personnel typically enters into new markets through acquisition. In keeping with these strategies, CBS Personnel acquired substantially all of the assets of PMC Staffing Solutions, Inc., DBA Strategic Edge Solutions (SES) on November 27, 2006. This acquisition gave CBS Personnel a presence in the Baltimore, Maryland area, while significantly increasing its presence in the Chicago, Illinois area. SES derives its revenues primarily from the light industrial market. CBS Personnel continues to view acquisitions as an attractive means to enter new geographic markets.
Results of Operations
The table below summarizes the income from operations data for CBS Personnel for the three and six-month periods ended June 30, 2007 and 2006.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$142,911	$137,141	$278,332	$269,548
Cost of revenues	116,724	111,550	228,128	220,114

Gross profit	26,187	25,591	50,204	49,434

Selling, general and administrative expense	20,693	20,084	40,768	40,170
Fees to manager	267	257	508	502
Amortization of intangibles	281	331	563	726

Income from operations	$4,946	$4,919	$8,365	$8,036

Three-months ended June 30, 2007 vs. June 30, 2006
Net Revenues
Revenues for the three months ended June 30, 2007 increased approximately $5.8 million over the corresponding three months ended June 30, 2006. This increase was due to revenue associated with SES which was acquired in November 2006, and contributed approximately $7.5 million in revenues for the three-month period. Excluding SES, revenues declined quarter-over-quarter by approximately $1.7 million, which reflects reduced demand for primarily clerical and technical staffing services, due principally to weaker economic conditions..
     Cost of revenues
Direct cost of revenues for the three months ended June 30, 2007 increased approximately $5.2 million compared to the same period a year ago. The effect of the SES acquisition accounts for approximately $6.2 million of the increase, while lower overall demand for clerical and technical staffing, among other things, resulted in an approximate $1.0 million decrease. Gross margin was approximately 18.3% and 18.7% of revenues for the three-month periods ended June 30, 2007 and 2006, respectively. The decrease is primarily a result of a proportional increase in revenues from lower-margin light industrial accounts, resulting from both the SES acquisition, which primarily provides light industrial staffing, and incremental growth in this sector. Light industrial accounts comprised 54.2% of net revenues for the three-month period ended June 30, 2007, compared to 49.2% for the same period a year ago.
     Selling, general and administrative expense
Selling, general and administrative expenses for the three months ended June 30, 2007, remained stable from the same period a year ago. CBS incurred approximately $0.7 million in additional selling, general and administrative expenses directly attributable to the SES operations. Cost control measures in other areas have allowed overall selling, general, and administrative expenses to remain in line with the prior year.
     Income from operations
Income from operations totaled approximately $4.9 million in each of the three month periods ended June 30, 2007 and 2006, respectively and is the result of those factors described above.
Six-months ended June 30, 2007 vs. June 30, 2006
Net Revenues
Revenues for the six months ended June 30, 2007 increased approximately $8.8 million over the corresponding six months ended June 30, 2006. This increase was due to revenue associated with SES which was acquired in November 2006, and contributed approximately $14.3 million in revenues for the six month period. Excluding SES, year-to-date revenues decreased approximately $5.5 million. Severe winter storms affected many clients, curtailing their operations, resulting in an estimated $2.5 million negative effect on revenues. The remaining decrease in net revenues of approximately $3.0 million reflects reduced demand for clerical and technical staffing services primarily the result of a weaker economy.
     Cost of revenues
Direct cost of revenues for the six months ended June 30, 2007 increased approximately $8.0 million from the same period a year ago. The effect of the SES acquisition accounts for approximately $11.9 million of the increase, while lower overall demand and the effect of reduced revenue due to severe winter storms and the reduction in demand for primarily for clerical and technical staffing, resulted in an approximate $3.9 million decrease. Gross margins were approximately 18.0% and 18.3% of revenues for the six month periods ended June 30, 2007 and 2006, respectively. The decrease is primarily a result of a proportional increase in revenues from lower-margin light industrial accounts, resulting from both the SES acquisition, which primarily provides light industrial staffing, and incremental growth in this sector. Light industrial accounts comprised 53.6% of net revenues for the six month period ended June 30, 2007, compared to 48.5% for the same period a year ago.
     Selling, general and administrative expense
Selling, general and administrative expenses for the six months ended June 30, 2007, increased approximately $0.6 million as compared to the same period a year ago. CBS incurred approximately $1.5 million in selling, general and administrative expenses directly attributable to the SES operations. Cost control measures in other areas partially offset this increase and have allowed overall selling, general, and administrative expenses to remain in line with the prior year.

     Income from operations
Income from operations increased approximately $0.3 million to approximately $8.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 based on the factors described above.
Halo
     Overview
Operating under the brand names of Halo and Lee Wayne, Halo, headquartered in Sterling, Illinois, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.
Distribution of promotional products is seasonal. Typically, Halo expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the income from operations data for Halo for the three month and six-periods ended June 30, 2007and 2006:

	Three-months ended		Six-months ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$32,432	$26,432	$55,853	$45,627
Cost of revenues	20,657	16,920	35,323	29,004

Gross profit	11,775	9,512	20,530	16,623

Selling, general and administrative expense	10,547	8,559	19,861	15,929
Fees to manager	126	50	168	100
Amortization of intangibles	529	18	706	28

Income from operations	$573	$885	$(205)	$566

Three-months ended June 30, 2007 vs. June 30, 2006
Net sales
Net sales for the three months ended June 30, 2007 increased approximately $6.0 million over the corresponding three months ended June 30, 2006. Sales increases due to acquisitions made since June 30, 2006 accounted for approximately $5.8 million of this increase.
Cost of sales
Cost of sales for the three months ended June 30, 2007 increased approximately $3.7 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 36.3% and 36.0% of net sales for the three month periods ended June 30, 2007 and 2006, respectively. The slight increase in gross profit as a percent of sales is attributable to increased purchasing efficiencies.
Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2007, increased approximately $2.0 million. This increase is largely the result of increased direct commission expense as a result of increased sales and added selling, general and administrative expenses as a result of acquisitions consummated in 2006.
Amortization expense
Amortization expense increased approximately $0.5 million in the three months ended June 30, 2007. This increase is due to the amortization expense of intangible assets recognized in connection with Halo’s recapitalization in connection with our purchase of a controlling interest in Halo on February 28, 2007.
Income from operations Income from operations decreased approximately $0.3 million to income of $0.6 million for the three months ended June 30, 2007 compared to $0.9 million the three months ended June 30, 2006 based on the factors described above.
Six-months ended June 30, 2007 vs. June 30, 2006
Net sales
Net sales for the six months ended June 30, 2007 increased approximately $10.2 million over the corresponding six months ended June 30, 2006. Sales increases due to acquisitions made since June 30, 2006 accounted for an increase of approximately $10.8 million. This increase was offset by a slight decrease in sales attributable to the remainder of the business
Cost of sales
Cost of sales for the six months ended June 30, 2007 increased approximately $6.3 million compared to the same six month period in 2006. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 36.8% and 36.4% of net sales for the six month periods ended June 30, 2007 and 2006, respectively. The slight increase in gross profit as a percent of sales is attributable to increased purchasing efficiencies.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2007, increased approximately $3.9 million over the same period in 2006. This increase is largely the result of increased direct commission expense as a result of increased sales and added selling, general and administrative expenses as a result of acquisitions consummated in 2006.
Amortization expense
Amortization expense increased approximately $0.7 million in the six months ended June 30, 2007. This increase is due to the amortization expense of certain intangible assets recognized in connection with Halo’s recapitalization in connection with our purchase of a controlling interest in Halo on February 28, 2007.
Income from operations
Income from operations decreased approximately $0.8 million to a loss of $0.2 million for the six months ended June 30, 2007 compared to income of $0.6 million for the six months ended June 30, 2006 based on the factors described above.
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
On August 31, 2004, Silvue was formed by CGI and management to acquire SDC Technologies, Inc. and on September 2, 2004, it acquired 100% of the outstanding stock of SDC Technologies, Inc. Following this acquisition, on April 1, 2005, SDC Technologies, Inc. purchased the remaining 50% it did not previously own of Nippon Arc Co. LTD (“Nippon ARC”), which was formerly operated as a joint venture with Nippon Sheet Glass Co., LTD., for approximately $3.6 million

Results of Operations
The table below summarizes the income from operations data for Silvue for the three and six-month periods ended June 30, 2007 and 2006.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$5,555	$5,516	$11,047	$10,254
Cost of revenues	1,247	1,418	2,561	2,586

Gross profit	4,308	4,098	8,486	7,668

Selling, general and administrative expense	2,201	2,009	4,345	4,267
Fees to manager	87	88	174	175
Research and development	389	315	687	596
Amortization of intangibles	183	180	366	360

Income from operations	$1,448	$1,506	$2,914	$2,270

Three-months ended June 30, 2007 vs. June 30, 2006
     Net sales
Net sales for the three months ended June 30, 2007 increased less than $0.1 million over the corresponding three months ended June 30, 2006. This slight increase principally was due to increased coating sales to existing customers.
     Cost of sales
Cost of sales for the three months ended June 30, 2007 decreased approximately $0.2 million. Gross profit as a percent of net sales was approximately 77.6% and 74.3% in each of the three month periods ended June 30, 2007 and 2006, respectively. This increase in gross profit percentage principally was due to a proportionately lower percentage of 2007 sales being derived from Asia, where margins have been historically lower than in other markets.
     Selling, general and administrative expense
Selling, general and administrative expenses increased approximately $0.2 million during the three months ended June 30, 2007 compared to the corresponding period in 2006. This increase primarily was due increased personnel costs in the 2007 period.
     Research and development costs
Research and development costs totaled approximately $0.4 million and $0.3 million in the three month periods ended June 30, 2007 and 2006, respectively.
      Amortization expense
Amortization expense totaled approximately $0.2 million in each of the three month periods ended June 30, 2007 and 2006, respectively.
     Operating income
Operating income for the three months ended June 30, 2007 and 2006 was approximately $1.5 million and is the result of those factors described above.
Six-months ended June 30, 2007 vs. June 30, 2006

     Net sales
Net sales for the six months ended June 30, 2007 increased approximately $0.8 million over the corresponding six months ended June 30, 2006. This increase principally was due to increased coating sales to existing customers.
     Cost of sales
Gross profit was approximately 78.0% and 74.7% of net sales in the six month periods ended June 30, 2007 and 2006, respectively. This increase in gross profit percentage principally was due to a proportionately lower percentage of 2007 sales being derived from Asia, where margins have been historically lower than in other markets.
     Selling, general and administrative expense
Selling, general and administrative expenses increased approximately $0.1 million during the six months ended June 30, 2007 compared to the corresponding period in 2006. This increase primarily was due to increased personnel costs in the second quarter of 2007 offset in part by a reduction in accounting fees.
     Research and development costs
Research and development costs increased approximately $0.1 million for the six month period ended June 30, 2007 compared to the same period in 2006. This increase is principally due to higher payroll costs and legal fees.
      Amortization expense
Amortization expense totaled approximately $0.4 million in each of the six month periods ended June 30, 2007 and 2006, respectively.
     Operating income
Operating income for the six months ended June 30, 2007 was approximately $2.9 million compared to approximately $2.3 million for the six months ended June 30, 2006, an increase of approximately $0.6 million. This increase is due primarily to those factors described above.
Liquidity and Capital Resources
At June 30, 2007, on a consolidated basis, cash flows provided by operating activities totaled approximately $5.7 million, which represents the inclusion of the results of operations of Aeroglide and Halo for the four months ended June 30, 2007 only.
Cash flows used in investing activities totaled approximately $11.9 million, which reflects the costs to acquire Aeroglide and Halo of approximately $119 million, (including cash acquired), the costs associated with add-on acquisitions at the segment level totaling $7.9 million and capital expenditures of approximately $3.7 million offset in part by the proceeds received from the sale of Crosman totaling approximately $120 million.
Cash flows provided by financing activities totaled approximately $72.5 million, reflecting net proceeds of the follow-on offering in May 2007 of $168.7 million offset in part by the distributions paid to shareholders on January 24, 2007 and April 24, 2007 of approximately $12.3 million and the repayment of our outstanding borrowings under our Revolving Credit Facility, with the proceeds of the follow-on offering of approximately $85 million..
At June 30, 2007 we had approximately $73.2 million of cash on hand and the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $32.7 million;

•	Aeroglide — approximately $35.7 million;

•	Anodyne — approximately $23.7 million;

•	CBS Personnel — approximately $58.5 million;

•	Halo — approximately $47.3 million; and

•	Silvue — approximately $15.6 million
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.

Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Revolving Credit Agreement,; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $2.4 million was recorded during the six months ended June 30, 2007 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of the accrued profit allocation was paid in the first quarter of fiscal 2007 in connection with the sale of Crosman. A liability of approximately $17.0 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at June 30, 2007.
We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.
On November 21, 2006, we obtained a $250 million Revolving Credit Facility with an option to increase the facility by $50 million from a group of lenders (“Lenders”) led by Madison Capital Funding, LLC as agent. The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility.
The Lenders agreed to issue letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $50 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the Loan Commitment.
The Revolving Credit Facility contains various covenants, including financial covenants, with which we must comply. The financial covenants include (i) a requirement to maintain, on a consolidated basis, a fixed coverage ratio of at least 1.5:1, (ii) an interest coverage ratio not to exceed less than 3:1 and (iii) a total debt to earnings before interest, depreciation and amortization ratio of not to exceed 3:1. In addition, the Revolving Credit Facility contains limitations on, among other things, certain acquisition, consolidations, sales of assets and the incurrence of debt. During the six-month period ended June 30, 2007, the Revolving Credit Facility was increased by $50.0 million to $300 million. Outstanding indebtedness under the Revolving Credit Facility will mature on November 21, 2011. As of June 30, 2007, we had no revolving credit commitments outstanding under our Revolving Credit Facility. Our outstanding commitments were repaid on May 8, 2007 with the proceeds from our secondary public offering of Trust shares and the private placement with CGI, all as described below.
The Revolving Credit Facility is secured by all the assets of the Company, including our equity interests and loans to our businesses
At June 30, 2007 we had availability of approximately $262.6 million under our Revolving Credit Facility and we were in compliance with all covenants.
We intend to use the availability under our Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under our Financing Agreement and to provide for working capital needs.
On February 28, 2007, we purchased a majority interest in two companies, Aeroglide and Halo. The total purchase price for these acquisitions, including our share of the transactions costs, aggregated approximately $120 million. We funded the transactions with excess cash on hand, resulting from the Crosman sale, and borrowings under our Revolving Credit Facility of $94.5 million.
On January 24, 2007, April 24, 2007 and July 27, 2007 we paid distributions of $0.30 per share to all holders of record. These distributions represent full distributions for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007. We intend to continue to pursue a policy of making regular distributions on our outstanding shares. Our policy is dependent upon the liquidity and capital resources available in our businesses, taking into consideration their long and short-term capital needs.

On May 8, 2007 we completed a secondary public offering of 9,200,000 Trust shares (including the Underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 Trust shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. We used the net proceeds to repay the outstanding balance on our Revolving Credit Facility with the balance of approximately $74 million to be used for general corporate purposes, including funding potential future acquisitions. .
The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD, together with future distributions and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

Six months
ended
(in thousands	June 30, 2007
(unaudited)
Net income	$39,453
Adjustment to reconcile net income to cash used in operating activities Gain on sale of Crosman	(36,038)
Depreciation and amortization	11,540
Supplemental put expense	2,417
Stockholder notes	(117)
Minority interest	249
Deferred taxes	(1,156)
Other	549
Changes in operating assets and liabilities	(11,196)

Net cash used in operating activities	5,701

Plus:
Changes in operating assets and liabilities	11,196
Unused fee on revolving credit facility (1)	1,051

Less:
Maintenance capital expenditures (2)
Compass Group Diversified Holdings LLC	—
Advanced Circuits	—
Aeroglide	159
Anodyne	479
CBS Personnel	1,098
Halo	243
Silvue	168

Estimated cash flow available for distribution	$15,801

Distribution paid — April 2007	$6,135
Distribution paid — July 2007	9,458

$15,593

(1)	Represents the 1% commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $1.6 million of growth capital expenditures for the six months ended June 30, 2007.
Cash flows of certain of our businesses are seasonal in nature. Cash flows from CBS Personnel are typically lower in the March 31 quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from Halo are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. Halo generates approximately two-thirds of its operating income in the months of September through December.

Related Party Transactions
We have entered into the following agreements with CGM. Any fees associated with the agreements described below must be paid, if applicable, prior to the payment of any distributions to shareholders.
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement - We entered into a Management Services Agreement (“Manage Services Agreement”) with CGM effective May 16, 2006. The Management Services Agreement provides for CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Management Services Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the six months ended June 30, 2007 we paid approximately $4.8 million to CGM for our management fee.
LLC Agreement - As distinguished from its provision of providing management services to us, pursuant to the Management Services Agreement, CGM is also an equity holder of 100% of the allocation interests. As such, CGM has the right to a distribution pursuant to a profit allocation formula upon the occurrence of certain events. CGM has the right to cause the Company to purchase the allocation interests it owns under certain circumstances, (see Supplemental Put Agreement below).
Supplemental Put Agreement - As distinct from its role as our Manager, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the six months ended June 30, 2007, we recognized approximately $2.4 million in non-cash expense related to the Supplemental Put Agreement. In addition we paid CGM approximately $7.9 million upon the sale of Crosman, which represented the profit allocation due to our manager, attributable to Crosman
Aeroglide and Halo acquisitions
CGM acted as an advisor to us in these transactions for which it received transaction services fees and expense payments totaling approximately $1.2 million.

Contractual Obligations and Off-Balance Sheet Arrangements
We have no special purpose entities or off balance sheet arrangements, other than operating leases entered into in the ordinary course of business.
Long-term contractual obligations, except for our long-term debt obligations, are generally not recognized in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.
The table below summarizes the payment schedule of our contractual obligations at June 30, 2007:

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Capital Lease Obligations	$205	$42	$163	$—	$—
Operating Lease Obligations (a)	34,569	8,104	12,848	6,110	7,507
Purchase Obligations (b)	127,516	69,487	31,727	26,302	—
Supplemental Put Obligation (c)	16,993	—	—	—	—

	$179,283	$77,633	$44,738	$32,412	$7,507

(a)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(b)	Reflects non-cancelable commitments as of June 30, 2007, including: (i) shareholder distributions of $37.8 million, (ii) management fees of $9.6 million per year over the next five years, (iii) commitment fees under our Revolving Credit Facility and, (iv) other obligations, including amounts due under employment agreements.

(c)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $14.0 million at June 30, 2007, is included in our balance sheet as a component of other non-current liabilities.
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions These critical accounting estimates are reviewed periodically by our independent auditors and the audit committee of our board of directors.
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2006 as filed with the SEC.
Revenue Recognition under Percentage of Completion Method of Accounting
Aeroglide, a majority owned subsidiary, enters into long-term contracts with customers to design and build specialized machinery, based on a customer’s specific needs, for drying and cooling a wide range of natural and man-made products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to manufacture and assemble the equipment. Aeroglide measures revenue based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Provision for estimated losses on uncompleted contracts, if any, are made in the period in which losses are determined. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. We believe that the percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the our consolidated financial statements

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of the Trust’s and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007. Based on that evaluation, the Regular Trustees of the Trust and the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Trust’s and the Company’s disclosure controls and procedures were effective as of June 30, 2007.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in the Trust’s or the Company’s internal control over financial reporting occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and the Trust’s business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 2 of our 2006 Annual Report on Form 10-K as filed with the SEC on March 13, 2007.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and the Trust’s business have not changed materially from those disclosed in Part I Item IA of our 2006 Annual Report on Form 10-K as filed with the SEC on March 13, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
2007 Annual Meeting of Shareholders
(a)	The 2007 Annual Meeting of Shareholders of Compass Diversified Trust was held on May 25, 2007.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:
Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals

Ratification of Grant Thornton as independent auditors	20,056,852	19,374	33,334	340,440

Approval of amendment to Trust Agreement	13,226,968	2,660,307	80,280	4,481,905
Election of Directors

	Votes	Votes
Director	Received	Withheld
Harold S. Edwards	19,930,099	180,061
Mark H. Lazarus	19,931,499	180,061

ITEM 6. Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED TRUST
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: August 10, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer(Principal Financial and Accounting Officer)

Date: August 10, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant