Form 10-Q
period 2007-09-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2007-11-09
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMPASS DIVERSIFIED HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware	0-51937	57-6218917
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	0-51938	20-3812051
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)
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
Yes ☐ No ☑
     As of November 1, 2007, there were 31,525,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2007
NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	“Holdings” refer to Compass Diversified Holdings;

•	“businesses” refers to, collectively, the businesses controlled by the Company;

•	the “Company” refers to Compass Group Diversified Holdings LLC;

•	the “Manager” refers to Compass Group Management LLC (“CGM”);

•	the “Trust Agreement” refers to the amended and restated Trust agreement of Holdings dated as of April 25, 2006 as amended;

•	the “LLC Agreement” refers to the second amended and restated operating agreement of the Company dated as of January 9; 2007 and

•	“we”, “us” and “our” refer to Holdings, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe’” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	Our ability to remove CGM and CGM’s right to resign;

•	Our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	Our ability to service and comply with the terms of our indebtedness;

•	Our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	Our ability to pay the management fee, profit allocation when due and to pay the put price if and when due;

•	Our ability to make and finance future acquisitions;

•	Our ability to implement our acquisition and management strategies;

•	The regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	Our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands)	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,397	$7,006
Accounts receivable, less allowances of $3,649 at September 30, 2007 and $3,327 at Dec. 31, 2006	126,398	74,899
Inventories	33,238	4,756
Prepaid expenses and other current assets	17,123	7,059
Current assets of discontinued operations	—	46,636

Total current assets	183,156	140,356

Property, plant and equipment, net	27,017	10,858
Goodwill	265,025	160,281
Intangible assets, net	209,017	128,890
Deferred debt issuance costs, less accumulated amortization of $972 at September 30, 2007 and $114 at Dec. 31, 2006	5,249	5,190
Other non-current assets	18,753	15,894
Assets of discontinued operations	—	64,128

Total assets	$708,217	$525,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$97,972	$52,900
Due to related party	524	8,349
Revolving credit facilities	26,864	87,604
Current liabilities of discontinued operations	—	14,019

Total current liabilities	125,360	162,872

Supplemental put obligation	19,167	14,576
Deferred income taxes	67,339	41,337
Other non-current liabilities	19,494	17,336
Non-current liabilities of discontinued operations	—	6,634

Total liabilities	231,360	242,755

Minority interests	30,393	27,131

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding	443,634	274,961
Accumulated earnings (deficit)	2,830	(19,250)

Total stockholders’ equity	446,464	255,711

Total liabilities and stockholders’ equity	$708,217	$525,597

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Operations
(unaudited)

	Three-months	Three-months	Nine-months	Nine-months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net sales	$235,282	$159,073	$629,820	$239,267
Cost of sales	172,290	120,903	466,037	182,193

Gross profit	62,992	38,170	163,783	57,074
Operating expenses:
Staffing expense	13,440	13,468	41,922	20,439
Selling, general and administrative expenses	30,902	12,839	76,994	19,217
Supplemental put expense	2,174	8,016	4,591	8,016
Fees to manager	2,692	1,784	7,477	2,573
Research and development expense	433	279	1,120	1,552
Amortization expense	4.969	2,738	14,382	3,966

Operating income (loss)	8,382	(954)	17,297	1,311

Other income (expense):
Interest income	569	347	1,898	463
Interest expense	(1,202)	(2,338)	(4,271)	(3,411)
Amortization of debt issuance costs	(308)	(321)	(861)	(479)
Other income	245	320	275	612

Income (loss) from continuing operations before income taxes and minority interests	7,686	(2,946)	14,338	(1,504)
Provision for income taxes	2,711	2,603	5,699	3,400
Minority interest	620	780	869	1,095

Income(loss) from continuing operations	4,355	(6,329)	7,770	(5,999)
Income from discontinued operations, net of income tax	—	2,445	—	4,227
Gain on sale of discontinued operations, net of income tax	—	—	36,038	—

Net income (loss)	$4,355	$(3,884)	$43,808	$(1,772)

Basic and fully diluted income (loss) per share from continuing operations	$0.14	$(0.31)	$0.30	$(0.60)
Basic and fully diluted income per share from discontinued operations	—	0.12	1.37	0.42

Basic and fully diluted income (loss) per share	$0.14	$(0.19)	$1.67	$(0.18)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	31,525	20,120	26,316	10,031

Cash distributions declared per share	$0.325	$0.2625	$0.925	$0.3952

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

			Accumulated	Total
	Number of		Earnings	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Equity
Balance — December 31, 2006	20,450	$274,961	$(19,250)	$255,711

Issuance of Trust Shares, net of expenses	11,075	168,673		168,673
Distributions paid	—		(21,728)	(21,728)
Net income	—	—	43,808	43,808

Balance — September 30, 2007	31,525	$443,634	$2,830	$446,464

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income (loss)	$43,808	$(1,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Crosman	(36,038)	—
Depreciation and amortization expense	17,988	5,682
Amortization of debt issuance costs	857	479
Supplemental put expense	4,591	8,016
Minority interests	869	1,896
Stockholder notes and option costs	226	1,072
Deferred taxes	(2,373)	(624)
In-process research and development charge	—	1,120
Other	—	(649)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(14,511)	(4,357)
Increase in inventories	(787)	(8,323)
Decrease in prepaid expenses and other current assets	2,433	408
Increase in accounts payable and accrued expenses	12,386	7,349
Decrease in supplemental put obligation	(7,880)	—

Net cash provided by operating activities	21,569	10,297

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(216,945)	(341,809)
Purchases of property and equipment	(4,969)	(4,031)
Segment level acquisitions	(7,854)	—
Crosman disposition	119,856	—

Net cash used in investing activities	(109,912)	(345,840)

Cash flows from financing activities:
Proceeds from the issuance of trust shares, net	168,673	284,962
Repayments under revolving line of credit	(202,764)	—
Borrowings under revolving line of credit	142,031	71,574
Debt issuance costs	(1,079)	(6,307)
Distributions paid	(21,728)	(2,587)
Other	2,655	756

Net cash provided by financing activities	87,788	348,398

Net increase (decrease) in cash and cash equivalents	(555)	12,855
Foreign currency adjustment	(54)	94

Cash and cash equivalents — beginning of period	7,006	100

Cash and cash equivalents — end of period	$6,397	$13,049

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)
Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”).
Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.
The condensed consolidated financial statements include the accounts of Compass Diversified Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Note D — Disposition of Business
     Disposition of Crosman
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million, was approximately $112.0 million. The Company recognized a gain on the sale in the first quarter of fiscal 2007 of approximately $36 million or $1.76 per share. $85.0 million of the net proceeds was used to repay amounts then outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were used as partial funding for our acquisitions described below. Crosman is reflected as a discontinued operation in the December 31, 2006 condensed consolidated balance sheet.
As a result of the sale of Crosman, the Company has restated its Statement of Operations, in accordance with SFAS 144, for the three and nine-month periods ending September 30, 2006.

The components of discontinued operations of the Crosman operating segment, for the period of May 16, 2006 (inception), to September 30, 2006, are as follows: (in thousands):

Net sales	$39,244
Costs and expenses	32,684

Income from discontinued operations	6,560
Other income, net	244

Income from discontinued operations before taxes	6,804
Provision for taxes	1,776
Minority interests	801

Net income from discontinued operations (1)	$4,227

(1)	This amount does not include intercompany interest expense incurred totaling approximately $1.8 million.
Note E — Acquisition of Businesses
Acquisition of Aeroglide Corporation
On February 28, 2007, the Company purchased a controlling interest in Aeroglide Corporation (“Aeroglide”). Aeroglide is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roasting, toasting and baking a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application. The Company made loans to and purchased a controlling interest in Aeroglide totaling approximately $58 million representing approximately 89% of the stock of Aeroglide on a fully diluted basis.
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

Acquisition of American Furniture Manufacturing, Inc.
On August 31, 2007, the Company purchased a controlling interest in American Furniture Manufacturing, Inc. (“AFM”). AFM is a low-cost manufacturer of upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products. AFM has the ability to ship any product in its line within 48 hours of receiving an order. The Company made loans to and purchased a controlling interest in AFM totaling approximately $97 million, representing approximately 93.9% of AFM’s initial equity.
CGM acted as an advisor to the Company in the aforementioned acquisition for which it received fees totaling approximately $ 0.9 million.
Unaudited Pro Forma Information
The following unaudited pro forma data for the three and nine month periods ended September 30, 2007 gives effect to the acquisition of Aeroglide, Halo and AFM as described above, as if the acquisitions had been completed as of January 1, 2007. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and depreciation expense, management fees and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.
Three- months ended September 30, 2007

(in thousands, except per share data)	Total
Net sales	$256,424
Income from continuing operations before income taxes and minority interests	$6,773
Net income	$3,875
Basic and fully diluted income per share	$0.12
Nine- months ended September 30, 2007

(in thousands, except per share data)	Total
Net sales	$765,742
Income from continuing operations before income taxes and minority interests	$16,699
Net income	$45,249
Basic and fully diluted income per share	$1.72
Note F – Business segment data
At September 30, 2007, the Company had seven reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Advanced Circuits, Inc. (“ACI or “Advanced Circuits”), is an electronic components manufacturing company and a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to over 8,000 customers in the United States.

•	Aeroglide Corporation (“Aeroglide”), is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.

•	American Furniture Manufacturing, Inc. (“AFM or “American Furniture”), is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.

•	Anodyne Medical Device, Inc (“Anodyne”) is a manufacturer of medical support surfaces primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility and patient positioning devices Anodyne is headquartered in California and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS Personnel”) is a human resources outsourcing firm and a provider of temporary staffing services in the United States. CBS Personnel serves approximately 4,000 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Halo Branded Solutions, Inc. (“Halo”), operating under the brand names of Halo and Lee Wayne, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.

•	Silvue Technologies Group, Inc. (“Silvue”) is a global hard-coatings company and a developer and producer of proprietary, high performance liquid coating systems used in the high–end eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Condensed Consolidated Financial Statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. There are no inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine-month periods ended September 30, 2007 is presented below (in thousands).
Net sales of business segments

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
ACI	$12,965	$39,088
Aeroglide	14,475	35,038
AFM	11,498	11,498
Anodyne	11,011	29,524
CBS Personnel	143,395	421,727
Halo	36,607	76,567
Silvue	5,331	16,378

Total	235,282	629,820
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—	—

Total consolidated net sales	$235,282	$629,820

	Three months ended	Nine months ended
Profit of business segments (1)	September 30,2007	September 30, 2007
ACI	$4,186	$13,381
Aeroglide	(215)	26
AFM	651	651
Anodyne	1,114	1,813
CBS Personnel	6,328	14,693
Halo	1,854	1,857
Silvue	1,476	4,390

Total	15,394	36,811
Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest expense, net	(633)	(2,373)
Other income	245	275
Corporate and other (2)	(7,320)	(20,375)

Total consolidated income from continuing operations before income taxes and minority interests	$7,686	$14,338

(1)	Segment profit represents operating income.

(2)	Corporate and other consists of charges at the corporate level.

	Accounts receivable	Allowances as of
Accounts receivable and allowances	September 30, 2007	September 30, 2007
ACI	$3,597	$(220)
Aeroglide	9,962	(85)
AFM	13,461	(399)
Anodyne	5,737	(60)
CBS Personnel	69,508	(2,448)
Halo	25,116	(419)
Silvue	2,666	(18)

Total	130,047	(3,649)
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	130,047	$(3,649)

Allowance for doubtful accounts and other	(3,649)

Total consolidated net accounts receivable	$126,398

			Depreciation and
	Goodwill	Identifiable assets	Amortization
	September 30,	September 30,	September 30,
Goodwill and identifiable assets of business segments	2007	2007(3)	2007
ACI	$50,659	$24,919	$2,645
Aeroglide	29,863	32,243	4,942
AFM	40,598	65,069	468
Anodyne	19,555	24,654	1,498
CBS Personnel	60,607	14,628	1,687
Halo	32,186	46,277	1,586
Silvue	11,294	16,217	815

Total	244,762	224,007	13,641
Reconciliation of segments to consolidated amount:
Corporate and other identifiable assets		92,787	4,347
Goodwill carried at Corporate level	20,263

Total	$265,025	$316,794	$17,988

(3)	Not including accounts receivable scheduled above

Note G – Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at September 30, 2007 (in thousands)

Land	$1,843
Machinery and equipment	14,772
Office furniture and equipment	8,661
Buildings and building improvements	3,494
Leasehold improvements	3,222

31,992
Less: Accumulated depreciation	(4,975)

Balance at September 30, 2007	$27,017

Depreciation expense was $1.3 million and $3.3 million for the three and nine month periods ended September 30, 2007, respectively.
Inventory is comprised of the following at September 30, 2007 (in thousands)

Raw materials and work in process	$18,298
Finished goods	15,465

33,763
Less: Reserve for obsolescence	(525)

Balance at September 30, 2007	$33,238

Note H — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the nine-month period ended September 30, 2007 is as follows (in thousands):

Balance at beginning of period	$160,281
Acquisition of businesses (1)	105,434
Adjustment to purchase accounting (1)	(690)

Balance at September 30, 2007	$265,025

(1)	Initial purchase price allocations may be adjusted within one year for changes in estimates of the fair value of assets acquired and liabilities assumed.
Other Intangible assets subject to amortization are comprised of the following at September 30, 2007, (in thousands):

Customer and distributor relations	$180,898
Technology	11,663
Licensing agreements and anti-piracy covenants	3,420
Distributor relationships and backlog	4,780

200,761
Accumulated amortization	(20,514)
Trade names, not subject to amortization	28,770

Balance at September 30, 2007	$209,017

Amortization expense was $5.3 million and $14.3 million during the three and nine-month period ended September 30, 2007, respectively.

Note I – Revolving Credit Facility
On November 21, 2006, the Company obtained a $250.0 million Revolving Credit Facility (“Revolving Credit Facility”) with an optional $50.0 million increase from a group of lenders (“Lenders”) led by Madison Capital, LLC (“Madison”) as Agent for all lenders. The Revolving Credit Facility provides for a revolving line of credit. The Revolving Credit Facility increased by $50 million to $300 million during the first quarter of 2007.
Indebtedness under the Revolving Credit Facility bears interest at the prime rate of interest, plus a spread ranging from 1.5% to 2.5% or at a rate equal to the London Interbank Offer Rate, or LIBOR, plus a spread ranging from 2.50% to 3.50%, depending on the Company’s total debt to EBITDA ratio, as defined, at the time of borrowing. The interest rate will increase by 2.0% above the highest applicable rate during any period when an event of default under the Revolving Credit Facility has occurred and is continuing. In addition, the Company pays commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the revolving line of credit.
The Lenders have agreed to issue letters of credit in an aggregate face amount of up to $50.0 million. The Company pays letter of credit fees at a rate of 3.0% on the aggregate amount of letters of credit outstanding at any of its subsidiaries. Letters of Credit outstanding at September 30, 2007 total approximately $22.0 million. These fees are reflected as a component of interest expense.
As of September 30, 2007, the Company had $24 million in revolving credit commitments outstanding under our Revolving Credit Facility.
At September 30, 2007 the Company had availability of approximately $228.4 million under its Revolving Credit Facility and it was in compliance with all covenants. The Company intends to use the availability under the Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under its Financing Agreement and to provide for working capital needs.
On September 6, 2006, our majority owned subsidiary, Silvue entered into an unsecured working capital credit facility for its operations in Japan with The Chiba Bank Ltd. This credit facility provides Silvue with the ability to borrow up to approximately $3.25 million (400,000,000 yen) for working capital needs. The facility was renewed under substantially the same terms in May 2007. Outstanding obligations under this facility bear interest at the rate of 2.375% per annum. As of September 30, 2007, the Company had approximately $2.9 million outstanding under this facility. The facility expires in May 2008 and is guaranteed by Silvue.
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
Holdings is authorized to issue 500,000,000 trust shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will at all times have the identical number of LLC interests outstanding as Trust shares. Each trust share represents an undivided beneficial interest in Holdings, and each Holdings share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.
On May 8, 2007 the Company completed a secondary public offering of 9,200,000 trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds of the secondary offering to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. The Company used a portion of the net proceeds to repay the outstanding balance on its Revolving Credit Facility.
•	On January 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of January 18, 2007.

•	On April 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of April 18, 2007.

•	On July 27, 2007, the Company paid a distribution of $0.30 per share to holders of record as of July 25, 2007.

•	On October 26, 2007 the Company paid a distribution of $0.325 per share to holders of record as of October 23, 2007
Note L – Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operation.
Note M – Subsequent event
On October 10, 2007, the Company entered into an amendment to its Credit Agreement (the “Amendment”) with ACI, to amend that certain credit agreement, dated as of May 16, 2006, between the Company and ACI (the “Credit Agreement”). The Credit Agreement was amended to (i) provide for additional term loan borrowings of $47,000,000 and to permit the proceeds thereof to fund cash distributions totaling $47.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company, (ii) extend the maturity dates of the loans under the Credit Agreement, and (iii) modify certain financial covenants of ACI under the Credit Agreement. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. All other material terms and conditions of the Credit Agreement were unchanged.

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
Overview
Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the Trust Agreement, Holdings is the sole owner of 100% of the trust’s Interests (as defined in the LLC agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust’s Interests as the number of outstanding shares of Holdings. The manager is the sole owner of the allocation interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
We acquire and manage middle market businesses based in North America with annual cash flows between $10 million and $40 million. We seek to acquire controlling ownership interests in the businesses in order to maximize our ability to work actively with the management teams of those businesses. Our model for creating shareholder value is to be disciplined in identifying and valuing businesses, to work closely with management of the businesses we acquire to grow the cash flows of those businesses, and to opportunistically exit businesses when we believe that doing so will maximize returns. We currently own seven businesses in seven distinct industries and we believe that these businesses will continue to produce stable and growing long-term cash flows, enabling us to meet our objectives of growing distributions to our shareholders, independent of any incremental acquisitions we may make, and investing in the long-term growth of the Company.
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
On January 5, 2007, we sold all of our interest in Crosman, an operating segment, for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. Our share of the proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million was approximately $112 million. We recognized a gain on the sale of approximately $36 million in the first quarter of 2007. $85.0 million of the net proceeds was used to repay amounts outstanding under our Revolving Credit Facility. The remaining net proceeds were invested in short-term investment securities pending future application.
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

AFM Acquisition
On August 31, 2007, we purchased a controlling interest in American Furniture Manufacturing, Inc. (American Furniture” or “AFM”). AFM is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.
We made loans to and purchased a controlling interest in AFM for approximately $97 million, representing approximately 93.9% of the outstanding equity. The cash consideration was funded through available cash and a $30 million drawing on our Revolving Credit Facility.
CGM acted as an advisor to the Company in each of the aforementioned acquisitions for which it received fees totaling approximately $0.9 million.
Follow-on Offering
On May 8, 2007 we completed a secondary public offering of 9,200,000 Trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds from the secondary offering to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. We used the net proceeds to repay the outstanding balance on our Revolving Credit Facility with the remaining balance to be used for general corporate purposes, including funding future acquisitions.

Results of Operations
We acquired our businesses on the following dates:
May 16, 2006 – Advanced Circuits, CBS Personnel, and Silvue
July 31, 2006 – Anodyne
February 28, 2007 – Aeroglide and Halo
August 31, 2007 – American Furniture
In the following results of operations, we provide (i) our consolidated results of operations for the three and nine-month periods ended September 30, 2007, which includes the results of operations of our acquired businesses for the three and nine-months ended September 30, 2007 with the exception of Aeroglide and Halo whose results of operations are included from the date of acquisition (March 1, 2007), and American Furniture whose results of operations are included from September 1, 2007 and (ii) comparative, historical, unconsolidated results of operations for each of the businesses, on a stand-alone basis, for the three and nine-month periods ended September 30, 2007 and 2006 respectively
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Nine months
	ended	ended
	September 30,	September 30,
(in thousands)	2007	2007
Net sales	$235,282	$629,820
Cost of sales	172,290	466,037

Gross profit	62,992	163,783
Selling, general and administrative expense (including staffing)	44,342	118,916
Fees to manager	2,692	7,477
Supplemental put cost	2,174	4,591
Amortization of intangibles	4,969	14,382
Research and development expense	433	1,120

Operating income	$8,382	$17,297

Net sales
We do not generate any revenues apart from those generated by the businesses we own, control and operate. Holdings and the Company may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our initial businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flow coming to Holdings and the Company is the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on the Company’s equity ownership. However, on a consolidated basis these items will be eliminated.
Expenses
Holdings and the Company’s operating expenses primarily consist of the salary and related costs and expenses of the Company’s Chief Financial Officer and his staff, the cost of professional services and other expenses including the directors and audit fees, directors and officers’ insurance premiums and tax preparation services.
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). We accrue for the management fee on a quarterly basis. For the nine month period ended September 30, 2007 we incurred approximately $7.5 million, in expense for these fees.
In addition, concurrent with the initial public offering, we entered into a Supplemental Put Agreement with CGM pursuant to which CGM has the right to cause us to purchase the allocation interests owned by it upon termination of the Management Services Agreement. We accrued approximately $4.6 million in expense during the nine-month period ended September 30, 2007 in connection with this agreement. This non-cash expense represents that portion of the estimated increase in the value of our businesses over our basis in those businesses that CGM is entitled to if the Management Services Agreement were terminated, or those businesses were sold (see — Related Party Transactions).

Results of Operations of our businesses
The following analyses reflect a comparison of the historical results of operations for each of our businesses for the entire three and nine-month periods ended September 30, 2007 and September 30, 2006, respectively, which we believe is a more meaningful comparison in explaining the historical financial performance of our businesses. These results of operations are not necessarily indicative of the results to be expected for the full year.
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
Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales in the three-months ended September 30, 2007.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and nine-month periods ended September 30, 2007 and 2006:

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Revenues	$12,965	$12,513	$39,088	$36,514
Cost of revenues	5,608	5,137	17,015	14,844

Gross profit	7,357	7,376	22,073	21,670

Selling, general and administrative expense	2,379	2,832	6,317	8,467
Fees to manager	126	126	378	375
Amortization of intangibles	666	664	1,997	2,066

Income from operations	$4,186	$3,754	$13,381	$10,762

Three-months ended September 30, 2007 vs. September 30, 2006
     Net sales
Net sales for the three months ended September 30, 2007 increased approximately $0.5 million over the corresponding three month period ended September 30, 2006. Increased sales from quick-turn production PCBs ($0.3 million), prototype PCBs ($0.2 million) and Long-lead time/other PCB’s ($0.7 million) were offset by a decrease in sales of subcontracted PCBs of $0.7 million.
     Cost of sales
Cost of sales for the three months ended September 30, 2007 increased approximately $0.5 million. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales decreased during the three months ended September 30, 2007 (56.7% at September 30, 2007 vs. 58.9% at September 30, 2006) largely as a result of increases in raw material costs, particularly laminate material, and manufacturing inefficiencies due to increasing capacity at its Aurora facility.

     Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $0.5 million during the three months ended September 30, 2007 compared to the same period in 2006 due the elimination of certain incentive program costs ( $0.3 million), and other factors.
     Amortization expense
Amortization expense was approximately $0.7 million in each of the three month periods ended September 30, 2007 and 2006, respectively.
     Operating income
Operating income for the three months ended September 30, 2007 and 2006 was approximately $4.0 million, primarily as a result of those factors described above.
     Nine-months ended September 30, 2007 vs. September 30, 2006
     Net sales
Net sales for the nine months ended September 30, 2007 increased approximately $2.6 million over the corresponding nine month period ended September 30, 2006. The increase in sales are principally the result of increased sales from quick-turn production PCBs ($1.4 million) and long-lead time and other PCBs ($1.6 million) offset in part by a decrease in subcontracted sales.
     Cost of sales
Cost of sales for the nine months ended September 30, 2007 increased approximately $2.2 million over the corresponding period in 2006. This increase is due to the corresponding increase in sales and increases in raw material costs, particularly laminates. Gross profit as a percentage of sales decreased during the three months ended September 30, 2007 (56.5% at September 30, 2007 vs. 59.3% at September 30, 2006) largely as a result of increases in raw material costs.
     Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $2.2 million during the nine months ended September 30, 2007 compared to the corresponding period in 2006. This decrease is due to the reduction in costs associated with ACI’s re-purchase provision and loan forgiveness in connection with stock granted to certain members of management aggregating approximately $2.1 million, the elimination of costs associated with certain incentive programs of $0.3 million offset in part by an increase in selling costs driven primarily by increases in advertising costs and personnel costs.
     Amortization expense
Amortization expense was approximately $2.0 million and $2.1 million for the nine month periods ended September 30, 2007 and 2006, respectively.
     Operating income
Operating income for the nine months ended September 30, 2007 was approximately $13.4 million compared to approximately $10.8 million for the nine months ended September 30, 2006, an increase of approximately $2.6 million. This increase was primarily due to the reduction in costs related to the management stock repurchase plan and to those factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Aeroglide for the three and nine-month periods ended September 30, 2007 and 2006:

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Sales	$14,475	$13,408	$45,413	$33,775
Cost of sales	9,436	7,885	27,724	19,724

Gross profit	5,039	5,523	17,689	14,051

Selling, general and administrative expense	3,860	3,833	11,723	10,298
Fees to manager	126	—	295	—
Amortization of intangibles	1,268	—	4,337	—

Income from operations	$(215)	$1,690	$1,334	$3,753

Three-months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the three months ended September 30, 2007 increased approximately $1.1 million over the corresponding three months ended September 30, 2006. Machinery sales totaled approximately $11.8 million in the three-months ended September 30, 2007 compared to approximately $9.9 million in the corresponding period in 2006, an increase of $1.9 million. This increase was offset in part by a decrease in sales associated with parts and service of approximately $0.8 million. The increase in machinery sales was due to strong demand for equipment in the food market, particularly in North America and Europe. Aeroglide’s sales backlog at September 30, 2007 is approximately $5.0 million higher than it was last year at the same time..
Cost of sales
Cost of sales increased approximately $1.6 million in the three months ended September 30, 2007 compared to the same period of 2006 and is due to the corresponding increase in sales. Gross profit as a percent of sales was 34.8% in the three months ended September 30, 2007 compared to 41.2% in the corresponding period in 2006. The decrease of 6.4% is attributable to a mix of lower margin machinery jobs that flowed through the period compared to machinery jobs in 2006 in addition to a greater percentage of total machinery sales, which carry a lower margin than parts and service, as a percent of total sales in 2007.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2007, increased approximately $0.1 million. This increase is largely the result of an increase in sales staff and associated costs necessary to support the increase in machinery sales.
Amortization expense
Amortization expense increased approximately $1.3 million in the three months ended September 30, 2007 over the corresponding three months ended September 30, 2006. This increase is due to the amortization expense of intangible assets recognized in connection with Aeroglide’s recapitalization in connection with our purchase of a controlling interest in Aeroglide on February 28, 2007. The majority of the amortization expense is the result of amortizing approximately $0.9 million of an intangible asset recognized in connection with our purchase in February and reflects Aeroglide’s sales backlog at that time.

Income from operations
Income from operations decreased approximately $1.9 million to a loss of $0.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due principally to the significant increase in amortization costs and decrease in gross profit, all as described above.
Nine-months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the nine months ended September 30, 2007 increased approximately $11.6 million over the corresponding nine months ended September 30, 2006. Machinery sales totaled approximately $35.3 million in the nine months ended September 30, 2007 compared to approximately $24.2 million in the corresponding period in 2006, an increase of $11.1 million. In addition, sales associated with parts and service increased approximately $0.5 million. The increase in machinery sales was due to strong demand for equipment in the food and industrial markets, particularly in North America and Europe.
Cost of sales
Cost of sales increased approximately $8.0 million during the nine months ended September 30, 2007 compared to the same period of 2006 and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 39.0% in the nine months ended September 30, 2007 compared to 41.6% in the corresponding period in 2006. The decrease of 2.6% is largely attributable to greater machinery sales, which carry a lower margin than parts and service sales, as a percent of total sales in 2007.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007, increased approximately $1.4 million over the corresponding period of 2006. This increase is largely the result of an increase in sales staff and associated costs necessary to support the significant increase in machinery sales and a one time charge to warranty costs of $0.6 million for a specific sale and installation that occurred in 2006.
Amortization expense
Amortization expense increased approximately $4.3 million in the nine months ended September 30, 2007 compared to the same period of 2006 This increase is due to the amortization expense of intangible assets recognized in connection with Aeroglide’s recapitalization in connection with our purchase of a controlling interest in Aeroglide on February 28, 2007. The majority of the amortization expense is the result of amortizing approximately $3.5 million of an intangible asset recognized in connection with our purchase on February 28, 2007and reflects Aeroglide’s sales backlog at that time. As of September 30, 2007 that asset has been fully amortized.
Income from operations
Income from operations decreased approximately $2.4 million to $1.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 based on the factors described above.

American Furniture
Overview
Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. American Furniture is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.
Results of Operations
The table below summarizes the income from operations data for American Furniture for the three and nine-month periods ended September 30, 2007 and 2006.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Revenues	$32,640	$36,369	$121,152	$124,810
Cost of revenues	25,336	28,430	93,340	98,857

Gross profit	7,304	7,939	27,812	25,953

Selling, general and administrative expense	4,552	4,785	15,584	14,853
Fees to manager	166	125	417	375
Amortization of intangibles	1,358	1,949	2,936	3,187

Income from operations	$1,228	$1,080	$8,875	$7,538

Three-months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the three months ended September 30, 2007 decreased $3.7 million from the corresponding three months ended September 30, 2006. Stationary sales decreased $1.4 million during this three month period and Recliner sales decreased $1.1 million. A raw material surcharge that was eliminated late in 2006 accounted for another $1.2 million reduction in revenue quarter over quarter. This decrease in revenue was primarily due to the soft retail climate in the furniture industry nationwide and a decrease in sales volume to one of American Furniture’s major customers.
Cost of sales
Cost of sales decreased approximately $3.1 million in the three months ended September 30, 2007 compared to the same period of 2006 and is primarily due to the corresponding decrease in sales. Gross profit as a percent of sales was 22.4% in the three months ended September 30, 2007 compared to 21.8% in the corresponding period in 2006. The improvement of 0.6% is attributable to raw material savings on suede product imported from China and improvement in labor efficiencies which contributed to eliminating excess overtime.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2007, decreased approximately $0.2 million. This decrease is due to reduced direct selling costs (commissions, etc) associated with the decrease in sales, offset in part by an increase in health insurance costs of approximately $0.2 million.
Amortization expense
Amortization expense decreased approximately $0.6 million in the three months ended September 30, 2007 over the corresponding three months ended September 30, 2006. This decrease is due principally to the amortization expense of deferred financing costs incurred in 2006 associated with the sale leaseback of a building.

Income from operations
Income from operations increased approximately $0.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to the decrease in net sales and gross profit offset by the lower deferred financing costs incurred in the three months ended September 30, 2007 compared to the same period in 2006.
Nine—months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the nine months ended September 30, 2007 decreased approximately $3.7 million from the corresponding nine months ended September 30, 2006. Stationary sales and table /ottoman sales increased $2.6 million and $1.1 million, respectively, for the nine months ended September 30, 2007 compared to the same period in 2006. Motion and Recliner sales together decreased $2.2 million. The raw material surcharge that was eliminated late in 2006 accounted for another $5.2 million reduction in revenue year over year.
Cost of sales
Cost of sales decreased approximately $5.5 million during the nine months ended September 30, 2007 compared to the same period of 2006. This is primarily due to the corresponding decrease in sales and purchasing efficiencies. Gross profit as a percent of sales was 23.0% in the nine months ended September 30, 2007 compared to 20.8% in the corresponding period in 2006. The increase of 2.2% is a result of raw material savings on items imported from China as well as labor improvements realized through decreased overtime.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007, increased approximately $0.7 million over the corresponding period of 2006. This increase is due an increase in health insurance costs of $0.7 million during the period.
Amortization expense
Amortization expense decreased approximately $0.3 million in the nine months ended September 30, 2007 over the corresponding nine months ended September 30, 2006. This decrease is due principally to the amortization expense of deferred financing costs incurred in 2006 associated with the sale leaseback of a building.
Income from operations
Income from operations increased approximately $1.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due principally to those factors described above.
Anodyne
Overview
Anodyne was formed in January 2006 to purchase the assets and operations of AMF and SenTech on February 15, 2006. Both AMF and SenTech manufacture and distribute medical support surfaces. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts. Anatomic Concepts’ operations were merged into the AMF operations. On June 27, 2007 Anodyne purchased PrimaTech Medical Systems (“Primatech”), a lower price-point distributor of medical support surfaces. The purchase price was $5.1 million and consisted of a combination of cash and Anodyne stock. Management anticipates that Primatech will contribute revenues in excess of $3.0 million on an annualized basis.
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

Anodyne’s strategy for approaching this market includes offering its customers consistently high quality products on a national basis leveraging its scale to provide industry leading research and development and pursuing cost savings through scale purchasing and operational efficiencies. We purchased Anodyne from CGI on July 31, 2006.
Results of Operations
The table below summarizes the income from operations data for Anodyne for the three and nine-month periods ended September 30, 2007 and 2006.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Revenues	$11,011	$5,946	$29,524	$15,301
Cost of revenues	7,839	4,116	21,773	10,734

Gross profit	3,172	1,830	7,751	4,567

Selling, general and administrative expense	1,592	1,331	4,710	3,030
Fees to manager	87	87	261	218
Amortization of intangibles	379	416	967	436

Income from operations	$1,114	$(4)	$1,813	$883

Three-months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the three months ended September 30, 2007 increased approximately $5.1 million over the corresponding three months ended September 30, 2006. Sales associated with Anatomic, which was purchased in October 2006, accounted for $2.9 million of this increase and sales associated with Primatech, purchased in June 2007 accounted for approximately $1.1 million of this increase. In addition, sales of new product roll-outs totaling approximately $1.1 million were introduced during the quarter.
Cost of sales
Cost of sales increased approximately $3.7 million in the three months ended September 30, 2007 compared to the same period of 2006 and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 28.8% in the three months ended September 30, 2007 compared to 30.8% in the corresponding period in 2006. The decrease of 2.0% is attributable to costs incurred to upgrade its quality control and research and development infrastructure in its Corona, CA facility.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2007, increased approximately $0.3 million. This increase is largely the result of increases in administrative staff and associated costs necessary to support the increase in sales and new product development.
Amortization expense
Amortization expense was approximately $0.4 million in both three-month periods and represents amortization of intangible assets recognized as part of the acquisitions.
Income from operations
Income from operations increased approximately $1.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due primarily to those factors described above.

Nine-months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the nine months ended September 30, 2007 increased approximately $14.2 million over the corresponding nine months ended September 30, 2006. This significant increase in sales is due to; (i) a full nine months of operations in 2007 compared to only seven and one-half months in 2006; (ii) sales totaling approximately $8.8 million and $1.1 million associated with the Anatomic and Primatech acquisitions and (iii) sales associated with new product launches and sales to new customers for existing products.
Cost of sales
Cost of sales increased approximately $11.0 million during the nine months ended September 30, 2007 compared to the same period of 2006 and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 26.3% in the nine months ended September 30, 2007 compared to 29.8% in the corresponding period in 2006. The decrease of 3.5% is attributable to costs incurred to upgrade its quality control and research and development infrastructure at its Corona, CA facility.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007, increased approximately $1.7 million over the corresponding period of 2006. This increase is largely the result of an increase in administrative staff and associated costs necessary to support the significant increase in sales and new product development activities and increased accounting fees.
Amortization expense
Amortization expense increased approximately $0.5 million in the nine months ended September 30, 2007 compared to the same period of 2006 This increase is due to the amortization expense of intangible assets recognized in connection with acquisitions made in 2006 and 2007, particularly Anatomic.
Income from operations
Income from operations increased approximately $0.9 million to $1.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, based on those factors described above.
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

Results of Operations
The table below summarizes the income from operations data for CBS Personnel for the three and nine-month periods ended September 30, 2007 and 2006.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Revenues	$143,395	$136,993	$421,727	$406,542
Cost of revenues	116,769	111,643	344,897	331,743

Gross profit	26,626	25,350	76,830	74,799

Selling, general and administrative expense	19,746	19,201	60,514	59,387
Fees to manager	270	262	778	764
Amortization of intangibles	282	270	845	811

Income from operations	$6,328	$5,617	$14,693	$13,837

Three-months ended September 30, 2007 vs. September 30, 2006
Net Revenues
Revenues for the three months ended September 30, 2007 increased approximately $6.4 million over the corresponding three months ended September 30, 2006. This increase was due to revenue associated with SES which was acquired in November 2006, and contributed approximately $7.8 million in revenues for the three-month period. Excluding SES, revenues declined quarter-over-quarter by approximately $1.4 million, which reflects reduced demand for clerical and technical staffing services, due principally to weaker economic conditions..
     Cost of revenues
Direct cost of revenues for the three months ended September 30, 2007 increased approximately $5.1 million compared to the same period a year ago. The effect of the SES acquisition accounts for approximately $6.5 million of the increase, while lower overall demand for clerical and technical staffing, among other things, resulted in an approximate $1.4 million decrease. Gross margin was approximately 18.6% and 18.5% of revenues for the three-month periods ended September 30, 2007 and 2006, respectively. The slight increase is primarily a result of lower unemployment taxes and workers compensation costs incurred.
     Selling, general and administrative expense
Selling, general and administrative expenses for the three months ended September 30, 2007 increased approximately $0.5 million over the corresponding three months ended September 30, 2006. CBS incurred approximately $0.8 million in additional selling, general and administrative expenses directly attributable to the SES operations. This increase was offset in part by cost control measures in other areas.
     Income from operations
Income from operations increased approximately $0.7 million in three month periods ended September 30, 2007 compared to the same period of 2006 primarily as a result of those factors described above.
Nine-months ended September 30, 2007 vs. September 30, 2006
Net Revenues
Revenues for the nine months ended September 30, 2007 increased approximately $15.2 million over the corresponding nine months ended September 30, 2006. This increase was due to revenue associated with SES which was acquired in November 2006, and contributed approximately $22.2 million in revenues for the nine month period. Excluding SES, year-to-date revenues decreased approximately $7.0 million. Severe winter storms in early 2007 affected many clients, curtailing their operations, resulting in an estimated $2.5 million negative effect on revenues. The remaining decrease in net revenues of approximately $4.5 million reflects reduced demand for clerical and technical staffing services, due principally to weaker economic conditions which we expect to continue through the fourth quarter.

     Cost of revenues
Direct cost of revenues for the nine months ended September 30, 2007 increased approximately $13.2 million from the same period a year ago. The effect of the SES acquisition accounts for approximately $18.3 million of the increase, offset in part by (i) lower overall demand, (ii )the effect of reduced revenue due to severe winter storms and (iii) the reduction in demand for clerical and technical staffing, together totaling approximately $5.1 million. Gross margins were approximately 18.2% and 18.4% of revenues for the nine month periods ended September 30, 2007 and 2006, respectively. The decrease is primarily a result of a proportional increase in revenues from lower-margin light industrial accounts, resulting from both the SES acquisition, which primarily provides light industrial staffing, and incremental growth in this sector. Light industrial accounts comprised 56.4% of net revenues for the nine month period ended September 30, 2007, compared to 50.8% for the same period a year ago.
     Selling, general and administrative expense
Selling, general and administrative expenses for the nine months ended September 30, 2007, increased approximately $1.1 million compared to the same period a year ago. CBS incurred approximately $2.3 million in selling, general and administrative expenses directly attributable to the SES operations. Cost control measures in other areas, including $0.7 million decrease in staffing costs, partially offset this increase and have allowed overall selling, general, and administrative expenses to remain in line with the prior year.
     Income from operations
Income from operations increased approximately $0.9 million to approximately $14.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 based primarily on the factors described above.
Halo
Overview
Operating under the brand names of Halo and Lee Wayne, headquartered in Sterling, Illinois, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.
Distribution of promotional products is seasonal. Typically, Halo expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the income from operations data for Halo for the three month and nine-periods ended September 30, 2007and 2006:

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Revenues	$36,607	$30,217	$92,460	$75,843
Cost of revenues	22,628	18,394	57,951	47,398

Gross profit	13,979	11,823	34,509	28,445

Selling, general and administrative expense	11,452	9,311	31,313	25,240
Fees to manager	126	50	325	150
Amortization of intangibles	547	—	1,262	—

Income from operations	$1,854	$2,462	$1,609	$3,055

Three-months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the three months ended September 30, 2007 increased approximately $6.4 million over the corresponding three months ended September 30, 2006. Sales increases to accounts from acquisitions made since September 30, 2006 accounted for approximately $5.0 million of this increase. The remaining increase is attributable to increased sales to existing customers.
Cost of sales
Cost of sales for the three months ended September 30, 2007 increased approximately $4.2 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.2% and 39.1% of net sales for the three month periods ended September 30, 2007 and 2006, respectively. The slight decrease in gross profit as a percent in sales is not the result of any one factor and is spread across all the business units.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2007, increased approximately $2.1 million. This increase is largely the result of increased direct commission expense as a result of increased sales and added selling, general and administrative expenses as a result of acquisitions consummated in 2006 and 2007.
Amortization expense
Amortization expense increased approximately $0.5 million in the three months ended September 30, 2007. This increase is due principally to the amortization expense of intangible assets recognized in connection with Halo’s recapitalization in connection with our purchase of a controlling interest in Halo on February 28, 2007 and to a lesser extent Halo’s acquisition of Tasco in April 2007.
Income from operations
Income from operations decreased approximately $0.6 million to income of $1.9 million for the three months ended September 30, 2007 compared to $2.5 million the three months ended September 30, 2006 due principally to the amortization costs recognized in connection with the February 2007 acquisition of Halo, as described above.
Nine-months ended September 30, 2007 vs. September 30, 2006
Net sales
Net sales for the nine months ended September 30, 2007 increased approximately $16.6 million over the corresponding nine months ended September 30, 2006. Sales increases to accounts from acquisitions made since September 30, 2006 accounted for an increase of approximately $15.8 million. The remaining increase is attributable to increased sales to existing customers.
Cost of sales
Cost of sales for the nine months ended September 30, 2007 increased approximately $10.6 million compared to the same nine month period in 2006. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 37.3% and 37.5% of net sales for the nine month periods ended September 30, 2007 and 2006, respectively. The slight decrease in gross profit as a percent in sales is not the result of any one factor and is spread across all the business units.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007, increased approximately $6.1 million over the same period in 2006. This increase is largely the result of increased direct commission expense as a result of increased sales and added selling, general and administrative expenses as a result of acquisitions consummated in 2006 and 2007.
Amortization expense
Amortization expense increased approximately $1.3 million in the nine months ended September 30, 2007. This increase is due principally to the amortization expense of intangible assets recognized in connection with Halo’s recapitalization in connection with our purchase of a controlling interest in Halo on February 28, 2007 and to a lesser extent Halo’s acquisition of Tasco in April 2007.

Income from operations
Income from operations decreased approximately $1.5 million to income of $1.6 million for the nine months ended September 30, 2007 compared to income of $3.1 million for the nine months ended September 30, 2006 due principally to the amortization costs recognized in connection with the February 2007 acquisition of Halo, as described above and $0.3 million in management fees paid to CGM.
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
Results of Operations
The table below summarizes the income from operations data for Silvue for the three and nine-month periods ended September 30, 2007 and 2006.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Revenues	$5,331	$5,463	$16,378	$15,717
Cost of revenues	928	1,206	3,489	3,792

Gross profit	4,403	4,257	12,889	11,925

Selling, general and administrative expense	2,224	2,002	6,569	6,268
Fees to manager	87	87	261	263
Research and development	433	279	1,120	875
Amortization of intangibles	183	190	549	550

Income from operations	$1,476	$1,699	$4,390	$3,969

Three-months ended September 30, 2007 vs. September 30, 2006
     Net sales
Net sales for the three months ended September 30, 2007 decreased approximately $0.1 million over the corresponding three months ended September 30, 2006. This slight decrease was principally due to decreased coating sales to existing customers.
     Cost of sales
Cost of sales for the three months ended September 30, 2007 decreased approximately $0.3 million. Gross profit as a percent of net sales was approximately 82.6% and 77.9% in each of the three month periods ended September 30, 2007 and 2006, respectively. This increase in gross profit percentage principally was due to a proportionately lower percentage of 2007 sales being derived from Asia, where margins have been historically lower than in other markets.

     Selling, general and administrative expense
Selling, general and administrative expenses increased approximately $0.2 million during the three months ended September 30, 2007 compared to the corresponding period in 2006. This increase was due increased personnel costs and legal expenses related to the establishment of operations in China in the 2007 quarter.
     Research and development costs
Research and development costs increased approximately $0.2 million in the three month period ended September 30, 2007 compared to the corresponding period in 2006 due to increased personnel and legal costs.
      Amortization expense
Amortization expense totaled approximately $0.2 million in each of the three month periods ended September 30, 2007 and 2006, respectively.
     Operating income
Operating income for the three months ended September 30, 2007 was approximately $1.5 million compared to approximately $1.7 million for the nine months ended September 30, 2006, a decrease of approximately $0.2 million. This decrease is due primarily to those factors described above.
Nine-months ended September 30, 2007 vs. September 30, 2006
     Net sales
Net sales for the nine months ended September 30, 2007 increased approximately $0.7 million over the corresponding nine months ended September 30, 2006. This increase principally was due to increased coating sales to existing customers.
     Cost of sales
Gross profit was approximately 78.7% and 75.9% of net sales in the nine month periods ended September 30, 2007 and 2006, respectively. This increase in gross profit percentage principally was due to a proportionately lower percentage of 2007 sales being derived from Asia, where margins have been historically lower than in other markets.
     Selling, general and administrative expense
Selling, general and administrative expenses increased approximately $0.3 million during the nine months ended September 30, 2007 compared to the corresponding period in 2006. This increase was due to increased personnel costs in the second quarter of 2007 offset in part by a reduction in accounting fees.
     Research and development costs
Research and development costs increased approximately $0.2 million for the nine month period ended September 30, 2007 compared to the same period in 2006. This increase is principally due to higher payroll costs and legal fees.
      Amortization expense
Amortization expense totaled approximately $0.5 million in each of the nine month periods ended September 30, 2007 and 2006, respectively.
     Operating income
Operating income for the nine months ended September 30, 2007 was approximately $4.4 million compared to approximately $4.0 million for the nine months ended September 30, 2006, an increase of approximately $0.4 million. This increase is due primarily to increases in sales and profit margins offset in part by increases in operating cost, all as described above.

Liquidity and Capital Resources
At September 30, 2007, on a consolidated basis, cash flows provided by operating activities totaled approximately $21.6 million, which represents the inclusion of the results of operations of Aeroglide and Halo for the seven months ended September 30, 2007 and the results of operations of American Furniture for the month of September, 2007 only.
Cash flows used in investing activities totaled approximately $110.0 million, which reflects the costs to acquire Aeroglide, Halo and American Furniture of approximately $217.0 million (including cash on hand), the costs associated with add-on acquisitions at the segment level totaling $8.0 million and capital expenditures of approximately $5.0 million offset in part by the proceeds received from the sale of Crosman totaling approximately $120.0 million.
Cash flows provided by financing activities totaled approximately $87.8 million, reflecting net proceeds of the follow-on offering in May 2007 of $168.7 million offset in part by the distributions paid to shareholders on January 24, 2007, April 24, and July 27, 2007 of approximately $21.7 million and the repayment of our outstanding borrowings under our Revolving Credit Facility, with the proceeds of the follow-on offering of approximately $85 million and borrowings of $30.0 million from our Revolving Credit Facility in order to partially fund the AFM acquisition.
At September 30, 2007 we had approximately $6.4 million of cash on hand and the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $30.5 million;

•	Aeroglide — approximately $35.1 million;

•	American Furniture — approximately $68.7 million;

•	Anodyne — approximately $24.0 million;

•	CBS Personnel — approximately $55.6 million;

•	Halo — approximately $47.0 million; and

•	Silvue — approximately $15.0 million
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Revolving Credit Agreement,; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $4.6 million was recorded during the nine months ended September 30, 2007 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of the accrued profit allocation was paid in the first quarter of fiscal 2007 in connection with the sale of Crosman. A liability of approximately $19.2 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at September 30, 2007.
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
The Revolving Credit Facility contains various covenants, including financial covenants, with which we must comply. The financial covenants include (i) a requirement to maintain, on a consolidated basis, a fixed coverage ratio of at least 1.5:1, (ii) an interest coverage ratio not to exceed less than 3:1 and (iii) a total debt to earnings before interest, depreciation and amortization ratio of not to exceed 3:1. In addition, the Revolving Credit Facility contains limitations on, among other things, certain acquisition, consolidations, sales of assets and the incurrence of debt. During the nine-month period ended September 30, 2007, the Revolving Credit Facility was increased by $50.0 million to $300 million. Outstanding indebtedness under the Revolving Credit Facility will mature on November 21, 2011. As of September 30, 2007, we had $24 million in revolving credit commitments outstanding under our Revolving Credit Facility Holdings shares and the private placement with CGI, all as described below.
The Revolving Credit Facility is secured by all the assets of the Company, including our equity interests and loans to our businesses.
At September 30, 2007 we had availability of approximately $228.4 million under our Revolving Credit Facility and we were in compliance with all covenants.
We intend to use the availability under our Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under our financing agreement and to provide for working capital needs.
On February 28, 2007, we purchased a majority interest in two companies, Aeroglide and Halo. The total purchase price for these acquisitions, including our share of the transaction costs, aggregated approximately $120.0 million. We funded the transactions with excess cash on hand, resulting from the Crosman sale, and borrowings under our Revolving Credit Facility of $94.5 million.
On August 31, 2007, we purchased a majority interest in American Furniture. The total purchase price, including our share of the transactions costs, aggregated approximately $95.6 million. We funded the transaction with excess cash on hand and approximately $30.0 million in borrowings under our Revolving Credit Facility.
On January 24, 2007, April 24, 2007 and July 27, 2007 we paid distributions of $0.30 per share to all holders of record. These distributions represent full distributions for the quarters ended December 31, 2006, March 31, 2007 and September 30, 2007. We intend to continue to pursue a policy of making regular distributions on our outstanding shares. Our policy is dependent upon the liquidity and capital resources available in our businesses, taking into consideration their long and short-term capital needs.
On May 8, 2007 we completed a secondary public offering of 9,200,000 Holdings shares (including the Underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the Holdings shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 Holdings shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. We used the net proceeds to repay the outstanding balance on our Revolving Credit Facility with the balance of approximately $74 million used to partially fund the August 31, 2007 acquisition of American Furniture.

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

Nine months
ended
September 30,
2007
(in thousands)	(unaudited)
Net income	$43,808
Adjustment to reconcile net income to cash used in operating activities
Gain on sale of Crosman	(36,038)
Depreciation and amortization	17,988
Supplemental put expense	4,591
Amortization of debt issuance costs	857
Stockholder notes	589
Minority interest	869
Deferred taxes	(2,373)
Other	(364)
Changes in operating assets and liabilities	(8,359)

Net cash used in operating activities	21,568

Plus:
Changes in operating assets and liabilities	8,359
Unused fee on revolving credit facility (1)	1,915

Less:
Maintenance capital expenditures (2)
Advanced Circuits	341
Aeroglide	304
Anodyne	694
American Furniture	23
CBS Personnel	1,383
Halo	124
Silvue	387

Estimated cash flow available for distribution	$28,586

Distribution paid – April 2007	$6,135
Distribution paid – July 2007	9,458
Distribution paid – October 2007	10,246

$25,839

(1)	Represents the 1% commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $1.7 million of growth capital expenditures for the nine months ended September 30, 2007.
Cash flows of certain of our businesses are seasonal in nature. Cash flows from CBS Personnel are typically lower in the March 31 quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to its employees. Cash flows from Halo are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. Halo generates approximately two-thirds of its operating income in the months of September through December.

Related Party Transactions
We have entered into the following agreements with CGM. Any fees associated with the agreements described below must be paid, if applicable, prior to the payment of any distributions to shareholders.
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement - We entered into a Management Services Agreement (“Agreement”) with CGM effective May 16, 2006. The Agreement provides for CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put, which amendment was unanimously approved by the compensation committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the nine months ended September 30, 2007 we paid approximately $7.5 million to CGM for its management fee.
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
Supplemental Put Agreement - As distinct from its role as our manager, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the nine months ended September 30, 2007, we recognized approximately $4.6 million in non-cash expense related to the Supplemental Put Agreement. In addition we paid CGM approximately $7.9 million upon the sale of Crosman, which represented the profit allocation due to our manager, attributable to Crosman
Aeroglide, Halo and AFM acquisitions
CGM acted as an advisor to us in these transactions for which it received transaction services fees and expense payments totaling approximately $2.1 million.

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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2007:

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$20,882	$5,045	$10,090	$5,747	$—
Capital Lease Obligations	648	303	345	—	—
Operating Lease Obligations (b)	36,496	8,878	13,640	7,056	6,922
Purchase Obligations (c)	117,589	71,042	24,472	22,075	—
Supplemental Put Obligation (d)	19,167	—	—	—	—

	$194,782	$85,268	$48,547	$34,878	$6,922

(a)	Reflects commitment fees and interest under our Revolving Credit Agreement

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of September 30, 2007, including: (i) shareholder distributions of $41 million, (ii) management fees of $11.0 million per year over the next five years, and, (iii) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $15.0 million at September 30, 2007, is included in our balance sheet as a component of other non-current liabilities.
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
ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holdings and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 2 of our 2006 Annual Report on Form 10-K as filed with the SEC on March 13, 2007.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I Item IA of our 2006 Annual Report on Form 10-K as filed with the SEC on March 13, 2007 other than as set forth below.
Risks Related to American Furniture Manufacturing
American Furniture Manufacturing’s business could be materially impacted by fluctuations in raw material costs, such as foam, fabric or wood.
     American Furniture Manufacturing’s results of operations could be materially impacted by fluctuations in the cost of raw materials such as foam, fabric or wood. In particular, fluctuations in the cost of polyurethane foam could have a material effect on profitability. Since August 2005, the cost of polyurethane foam has increased significantly, in some cases by over 40%. There can be no assurance that increases in the costs of raw materials such as polyurethane foam can be passed along to customers. Any inability to pass on increases in the costs of raw materials could materially impact American Furniture Manufacturing’s profitability.
Competition from larger furniture manufacturers may adversely affect American Furniture Manufacturing’s business and operating results.
     The residential upholstered furniture industry is highly competitive. Certain of American Furniture Manufacturing’s competitors are larger, have broader product lines and offer widely-advertised, well-known, branded products. If such larger competitors introduce additional products in the promotional segment of the upholstered furniture market, the segment in which American Furniture Manufacturing primarily participates, it may negatively impact American Furniture Manufacturing’s market share and financial performance.
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

COMPASS DIVERSIFIED HOLDINGS
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: November 9, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer(Principal Financial and Accounting Officer)

Date: November 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant