Form 10-Q
period 2009-03-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2009-05-08
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMPASS DIVERSIFIED HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware	0-51937	57-6218917
(State or other jurisdiction of	(Commission file number)	(I.R.S. employer
incorporation or organization)		identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	0-51938	20-3812051
(State or other jurisdiction of	(Commission file number)	(I.R.S. employer
incorporation or organization)		identification number)
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

Yes ☑    No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑
As of May 1, 2009, there were 31,525,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2009

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $77.5 million Term Loan Facility, as of March 31, 2009, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,420	$97,473
Accounts receivable, less allowances of $4,958 at March 31, 2009 and $4,824 at December 31, 2008	119,917	164,035
Inventories	47,639	50,909
Prepaid expenses and other current assets	25,536	22,784

Total current assets	225,512	335,201

Property, plant and equipment, net	29,316	30,763
Goodwill	288,669	339,095
Intangible assets, net	234,684	249,489
Deferred debt issuance costs, less accumulated amortization of $3,787 at March 31, 2009 and $3,317 at December 31, 2008	6,653	8,251
Other non-current assets	21,254	21,537

Total assets	$806,088	$984,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,402	$48,699
Accrued expenses	54,914	57,109
Due to related party	462	604
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	27,386	26,916
Other current liabilities	3,303	4,042

Total current liabilities	119,467	139,370
Supplemental put obligation	5,252	13,411
Deferred income taxes	61,048	86,138
Long-term debt	75,500	151,000
Workers’ compensation liability	42,350	40,852
Other non-current liabilities	8,317	9,687

Total liabilities	311,934	440,458

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding at March 31, 2009 and December 31, 2008	443,705	443,705
Accumulated other comprehensive loss	(2,596)	(5,242)
Noncontrolling interest (See Note B)	65,098	79,431
Accumulated earnings (deficit)	(12,053)	25,984

Total stockholders’ equity	494,154	543,878

Total liabilities and stockholders’ equity	$806,088	$984,336

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months Ended March 31,
(in thousands, except per share data)	2009	2008
Net sales	$111,912	$115,143
Service revenues	163,002	235,991

Total revenues	274,914	351,134
Cost of sales	78,677	79,776
Cost of services	138,628	196,550

Gross profit	57,609	74,808

Operating expenses:
Staffing expense	20,940	25,070
Selling, general and administrative expense	37,755	36,683
Supplemental put expense (reversal)	(8,159)	2,318
Management fees	3,072	3,651
Amortization expense	6,196	6,130
Impairment expense	59,800	—

Operating income (loss)	(61,995)	956

Other income (expense):
Interest income	61	315
Interest expense	(3,542)	(4,672)
Amortization of debt issuance costs	(470)	(485)
Loss on debt repayment	(3,652)	—
Other income (expense), net	(79)	255

Loss from continuing operations before income taxes and noncontrolling interest	(69,677)	(3,631)
Income tax benefit	(27,444)	(293)

Loss from continuing operations before noncontrolling interest	(42,233)	(3,338)
Income from discontinued operations, net of income tax	—	2,030

Net loss before noncontrolling interest	(42,233)	(1,308)
Net loss attributable to noncontrolling interest	(14,915)	(513)

Net loss attributable to Holdings	$(27,318)	$(795)

Amounts attributable to Holdings:
Loss from continuing operations	$(27,318)	$(2,825)
Income from discontinued operations, net of income tax	—	2,030

Net loss attributable to Holdings	$(27,318)	$(795)

Basic and fully diluted net loss per share attributable to Holdings:
Continuing operations	$(0.87)	$(0.09)
Discontinued operations	—	0.06

Basic and fully diluted net loss per share attributable to Holdings	$(0.87)	$(0.03)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	31,525	31,525

Cash distributions declared per share	$0.34	$0.325

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Accumulated
			Accumulated	Non-	Other	Total
	Number of		Earnings	Controlling	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Interest	Loss	Equity
Balance — December 31, 2008	31,525	$443,705	$25,984	$79,431	$(5,242)	$543,878
Net loss attributable to Holdings	—	—	(27,318)	—	—	(27,318)
Other comprehensive loss — cash flow hedge	—	—	—	—	2,646	2,646
Net loss attributable to noncontrolling interest	—	—	—	(14,915)	—	(14,915)
Option activity attributable to noncontrolling interest	—	—	—	533		533
Contribution from noncontrolling interest holders	—	—	—	49	—	49
Distributions paid	—	—	(10,719)	—	—	(10,719)

Balance — March 31, 2009	31,525	$443,705	$(12,053)	$65,098	$(2,596)	$494,154

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss attributable to Holdings	$(27,318)	$(795)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,204	2,279
Amortization expense	6,196	6,912
Impairment expense	59,800	—
Amortization of debt issuance costs	470	485
Supplemental put expense (reversal)	(8,159)	2,318
Noncontrolling interests	(14,915)	(290)
Noncontrolling stockholder charges	901	366
Deferred taxes	(24,780)	(1,445)
Loss on debt repayment	3,652	—
Other	(61)	161
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	45,651	19,623
Decrease in inventories	3,292	812
Increase in prepaid expenses and other current assets	(2,290)	(18,296)
Increase/(decrease) in accounts payable and accrued expenses	(18,819)	18,032

Net cash provided by operating activities	25,824	30,162

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,327)	(164,221)
Purchases of property and equipment	(1,114)	(4,764)
Other investing activities	72	—

Net cash used in investing activities	(2,369)	(168,985)

Cash flows from financing activities:
Borrowings under Credit Agreement	—	55,000
Repayments under Credit Agreement	(75,500)	(10,693)
Debt issuance costs	—	(327)
Distributions paid	(10,719)	(10,246)
Swap termination fee	(2,517)	—
Other	228	(66)

Net cash (used in) provided by financing activities	(88,508)	33,668

Foreign currency adjustment	—	(170)

Net decrease in cash and cash equivalents	(65,053)	(105,325)
Cash and cash equivalents — beginning of period	97,473	119,358

Cash and cash equivalents — end of period	$32,420	$14,033

Supplemental non-cash financing and investing activity for the three months ended March 31, 2008:
- Issuance of CBS Personnel’s common stock valued at $47.9 million in connection with the acquisition of Staffmark LLC.
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
Note A — Organization and business operations
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”), was organized in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”).
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-month periods ended March 31, 2009 and 2008, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2008.
Changes in basis of presentation
The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of Aeroglide Holdings, Inc. (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) as discontinued operations for all periods presented; and (ii) the adoption of Financial Accounting Standards Board Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).
Seasonality
Earnings of certain of the Company’s business segments are seasonal in nature. Earnings from AFM Holdings Corporation (“AFM” or “American Furniture”) are typically highest in the months of March through June of each year, coinciding with homeowners’ tax refunds. Earnings from CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”) are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes and other payments associated with payroll paid to our employees. Earnings from HALO Lee Wayne LLC (“HALO”) are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December.
Goodwill
The Company completed its 2008 annual goodwill impairment testing as of April 30, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). During the quarter ended March 31, 2009, the Company changed the date of its annual goodwill impairment testing to March 31 in order to move the impairment testing to a fiscal quarter ending date when data necessary to perform the annual testing is more readily available and more robust. The Company believes that the resulting change in accounting principle related to the annual testing date did not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively. Please refer to Note G for the results of the Company’s 2009 annual impairment testing.
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note C —Recent accounting pronouncements
In March 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141 (revised), “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 is effective for the Company January 1, 2009. The adoption of SFAS 141R and FSP FAS 141(R)-1 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements. However, any business combinations entered into in the future may impact the Company’s Condensed Consolidated Financial Statements as a result of the potential earnings volatility due to the changes described above.
The FASB issued the following new accounting standards on April 9, 2009. The Company’s plans to adopt each standard in the second quarter of 2009, and does not expect that the adoption of any of these standards will have a material impact on the Company’s consolidated financial statements.
FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS No. 124-2”)
FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for the Company, would be its 2009 second quarter.
FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)
FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009, which, for the Company, would be its 2009 second quarter.
FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”)
FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for the Company, would be its 2009 second quarter.
Note D — Discontinued operations
2008 Dispositions
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide, for a total enterprise value of $95.0 million. In addition, on June 25, 2008, the Company sold its majority owned subsidiary, Silvue, for a total enterprise value of $95.0 million. Summarized operating results for the 2008 dispositions for the three months ended March 31, 2008 were as follows (in thousands):

	Aeroglide	Silvue
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2008
Net sales	$16,156	$5,465

Operating income	2,020	1,016
Other (expense) income	(3)	63
Provision for income taxes	439	406
Non-controlling interest	79	142

Income from discontinued operations (1)	$1,499	$531

(1)	The results above for the three months ended March 31, 2008 exclude $0.8 million and $0.3 million of intercompany interest expense for Aeroglide and Silvue, respectively.
Note E — Business segment data
At March 31, 2009, the Company had six reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	AFM is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Anodyne Medical Device, Inc. (“Anodyne”), a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in Florida and its products are sold primarily in North America.

•	Fox Factory Holding Corp. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are primarily sold in North America.

•	HALO, operating under the brand names of HALO and Lee Wayne, serves as a one-stop shop for over 40,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives. HALO is headquartered in Sterling, Illinois.

•	CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), a human resources outsourcing firm, is a provider of temporary staffing services in the United States. Staffmark serves approximately 6,500 corporate and small business clients. Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark is headquartered in Cincinnati, Ohio.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for each reportable segment, except Fox, in each of the periods presented below.

Fox recorded net sales to locations outside the United States of $13.3 million and $15.3 million for the three months ended March 31, 2009 and 2008, respectively. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related amounts and charges not pushed down to the segments, which are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the three-month periods ended March 31, 2009 and 2008 is presented below (in thousands):
Net sales of business segments

	Three-months Ended March 31,
	2009	2008
ACI	$11,988	$14,284
American Furniture	41,504	37,180
Anodyne	11,604	11,467
Fox	20,105	23,437
Halo	26,711	28,775
Staffmark	163,002	235,991

Total	274,914	351,134
Reconciliation of segment revenues to consolidated revenues:

Corporate and other	—	—

Total consolidated revenues	$274,914	$351,134

Profit (loss) of business segments (1)

	Three-months Ended March 31,
	2009	2008
ACI	$3,624	$4,783
American Furniture	2,202	3,708
Anodyne	1,144	456
Fox	(849)	(198)
Halo	(2,052)	(775)
Staffmark (2)	(58,471)	1,409

Total	(54,402)	9,383
Reconciliation of segment profit (loss) to consolidated loss from continuing operations before income taxes and noncontrolling interest:

Interest expense, net	(3,481)	(4,357)
Other income (expense)	(79)	255
Corporate and other (3)	(11,715)	(8,912)

Total consolidated loss from continuing operations before income taxes and noncontrolling interest	$(69,677)	$(3,631)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Includes $50.0 million of goodwill impairment during the three months ended March 31, 2009. See Note G.

(3)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not “pushed down” to the segment. In addition, Corporate includes $9.8 million of Staffmark’s intangible asset impairment during the three months ended March 31, 2009, not “pushed down” to the segment. See Note G.

Accounts receivable and allowances

	Accounts Receivable	Accounts Receivable
	March 31,	December 31,
	2009	2008
ACI	$2,883	$3,131
American Furniture	15,019	11,149
Anodyne	5,833	6,919
Fox	6,655	10,201
Halo	16,614	29,358
Staffmark	77,871	108,101

Total	124,875	168,859
Reconciliation of segment data to consolidated totals:

Corporate and other	—	—

Total	124,875	168,859

Allowance for doubtful accounts	(4,958)	(4,824)

Total consolidated net accounts receivable	$119,917	$164,035

Goodwill and identifiable assets of business segments

					Depreciation and
					Amortization Expense
			Identifiable	Identifiable	for the Three-months
	Goodwill	Goodwill	Assets	Assets	Ended March 31,
	Mar. 31, 2009	Dec. 31, 2008	Mar. 31, 2009(1)	Dec. 31, 2008(1)	2009	2008
ACI	$50,659	$50,659	$20,324	$20,309	$943	$920
American Furniture	41,435	41,435	60,285	67,752	989	910
Anodyne	19,555	22,747	23,622	23,784	666	664
Fox	31,372	31,372	81,243	83,246	1,648	1,893
Halo	39,758	40,184	47,445	46,291	855	703
Staffmark	89,715	139,715	89,296	84,947	2,028	1,709

Total	272,494	326,112	322,215	326,329	7,129	6,799
Reconciliation of segment data to consolidated total:
Corporate and other identifiable assets	—	—	75,287	154,877	1,271	1,186
Amortization of debt issuance costs	—	—	—	—	470	485
Goodwill carried at Corporate level (2)	16,175	12,983	—	—	—	—

Total	$288,669	$339,095	$397,502	$481,206	$8,870	$8,470

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.
Note F — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Machinery, equipment and software	$26,546	$26,024
Office furniture and equipment	10,212	10,501
Leasehold improvements	5,999	6,030

	42,757	42,555
Less: accumulated depreciation	(13,441)	(11,792)

Total	$29,316	$30,763

Depreciation expense was $2.2 million and $1.9 million for the three-month periods ended March 31, 2009 and March 31, 2008, respectively.
Inventory is comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials and supplies	$33,534	$34,405
Finished goods	15,265	17,571
Less: obsolescence reserve	(1,160)	(1,067)

Total	$47,639	$50,909

Note G — Goodwill and other intangible assets
Goodwill impairment
The Company completed its 2009 annual goodwill impairment testing in accordance with SFAS No. 142 as of March 31, 2009. This annual impairment test involved a two-step process. The first step of the impairment test involved comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.
The Company determined fair values for each of its reporting units using both the income and market approach. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used its internal forecasts to estimate future cash flows and included an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each business. Actual results may differ from those assumed in the forecasts. Discount rates were derived by applying market derived inputs and analyzing published rates for industries comparable to the Company’s reporting units. The Company used discount rates that are commensurate with the risks and uncertainty inherent in the financial markets generally and in the internally developed forecasts. Discount rates used in these reporting unit valuations ranged from approximately 15% to 16%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving businesses comparable to the Company’s reporting units. The Company assesses the valuation methodology under the market approach based upon the relevance and availability of data at the time of performing the valuation and weighs the methodologies appropriately.
Based on the results of the annual impairment tests performed as of March 31, 2009, an indication of impairment existed at the Company’s Staffmark reporting unit. In each of the other businesses (reporting units) the result of the annual goodwill impairment test indicated that the fair value of the business exceeded its carrying value. Based on the preliminary results of the second step of the impairment test, the Company estimated that the carrying value of the Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, the Company recorded a $50.0 million pretax goodwill impairment charge to impairment expense on the Condensed Consolidated Statement of Operations during the three months ended March 31, 2009. The carrying amount of Staffmark exceeded its fair value due to the recent and projected significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed macroeconomic conditions and downward employment trends. The results of the annual impairment tests performed as of April 30, 2008 and 2007 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the three months ended March 31, 2008.
Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results. While no impairment was indicated in the Company’s step one goodwill impairment tests in the reporting units other than Staffmark, if current economic conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods for each of the Company’s reporting units.
The goodwill impairment charge related to the Company’s Staffmark reporting unit, reflects the preliminary indication from the impairment analysis performed to date and is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed. The Company currently expects to finalize its goodwill impairment analysis during the second quarter of fiscal 2009. Any adjustments to the Company’s preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in the Company’s consolidated financial statements for the second quarter of fiscal 2009. The goodwill impairment charge does not have any adverse effect on the covenant calculations or compliance under the Company’s Credit Agreement.

A reconciliation of the change in the carrying value of goodwill for the three-month period ended March 31, 2009 and the year ended December 31, 2008, is as follows (in thousands):

Balance at January 1, 2008	$218,817
Acquisition of businesses	117,031
Acquired goodwill in connection with Anodyne CEO promissory note	3,191
Adjustment to purchase accounting	56

Balance at December 31, 2008	339,095
Impairment at the Staffmark business segment	(50,000)
Acquisition of businesses (1)	951
Adjustment to purchase accounting	(1,377)

Balance at March 31, 2009	$288,669

(1)	The Company’s HALO business segment acquired one add-on acquisition during the three months ended March 31, 2009.
Other intangible assets
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the phase-out of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark beginning in February 2009. The fair value of the CBS Personnel trade name was determined by applying the income approach to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million is recorded in impairment expense on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name at March 31, 2009 will be amortized over 2.75 years.
Other intangible assets subject to amortization are comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Customer relationships	$188,691	$187,669
Technology	37,959	37,959
Trade names, subject to amortization	25,300	24,500
Licensing and non-compete agreements	4,433	4,416
Distributor relations and backlog	1,380	1,380

	257,763	255,924
Accumulated amortization customer relations	(36,395)	(32,287)
Accumulated amortization technology	(7,631)	(6,388)
Accumulated amortization trade names, subject to amortization	(1,939)	(1,531)
Accumulated amortization licensing and non-compete agreements	(2,774)	(2,369)
Accumulated amortization distributor relations and backlog	(672)	(630)

Total accumulated amortization	(49,411)	(43,205)
Trade names, not subject to amortization (1)	26,332	36,770

Total	$234,684	$249,489

(1)	As discussed above, the Company’s CBS Personnel trade name was impaired during the three months ended March 31, 2009. As a result, the Company recorded an impairment charge of $9.8 million during the three months ended March 31, 2009.
Amortization expense was $6.2 million and $6.1 million during the three-month periods ended March 31, 2009 and March 31, 2008, respectively.

Note H — Debt
At March 31, 2009, the Company had $77.5 million outstanding of its Term Loan Facility under its Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $77.5 million which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $10 million, subject to certain restrictions and Lender approval.
The Company had no outstanding borrowings under its Revolving Credit Facility at March 31, 2009. The Company had approximately $184.0 million in borrowing base availability under its Revolving Credit Facility at March 31, 2009. Letters of credit outstanding at March 31, 2009 totaled approximately $66.0 million. At March 31, 2009, the Company was in compliance with all covenants.
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million of Term Loan debt at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.
On February 18, 2009, the Company reduced its debt and repaid at par, from cash on its balance sheet, $75.0 million of debt under its Term Loan Facility due in December of 2013. In connection with the repayment, the Company also terminated $70.0 million of its $140.0 million interest rate swap at a cost of approximately $2.5 million. The Company reclassified this amount from accumulated other comprehensive loss into earnings during the first quarter of 2009. In addition, the Company expensed $1.1 million of capitalized debt issuance costs in the first quarter of 2009 in connection with the debt repayment. Both of these amounts are included in Loss on debt repayment in the Condensed Consolidated Statement of Operations.
Note I — Fair value measurement
The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), as of January 1, 2008. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):
Recurring Basis

	Fair Value Measurements at March 31, 2009
			Significant
		Quoted	other	Significant
		prices in	observable	unobservable
	Carrying	active markets	inputs	inputs
Liabilities:	Value	(Level 1)	(Level 2)	(Level 3)
Derivative liability — interest rate swap	$2,596	$—	$2,596	$—
Supplemental put obligation	5,252	—	—	5,252
Stock option of minority shareholder (1)	200	—	—	200

(1)	Represents a former employee’s option to purchase additional common stock in Anodyne.

	Fair Value Measurements at December 31, 2008
			Significant
		Quoted	other	Significant
		prices in	observable	unobservable
	Carrying	active markets	inputs	inputs
Liabilities:	Value	(Level 1)	(Level 2)	(Level 3)
Derivative liability — interest rate swap	$5,242	$—	$5,242	$—
Supplemental put obligation	13,411	—	—	13,411
Stock option of minority shareholder	200	—	200	—

A reconciliation of the change in the carrying value of our level 3, supplemental put liability for the three-month periods ended March 31, 2009 and 2008 is as follows (in thousands):

Balance at January 1, 2009	$13,411
Supplemental put expense (reversal)	(8,159)

Balance at March 31, 2009	$5,252

Balance at January 1, 2008	$21,976
Supplemental put expense	2,318

Balance at March 31, 2008	$24,294

During the three months ended March 31, 2009, the inputs utilized in connection with the fair value analysis of the Stock option of minority shareholder were no longer available in publicly quoted markets. As a result, the inputs were unobservable and the fair value was moved from the Level 2 column to the Level 3 column of the table above. The following is a reconciliation of the change in the carrying value of Stock option of minority shareholder (in thousands):

Balance at January 1, 2009	$—
Transfer in from Level 2	200

Balance at March 31, 2009	$200

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of March 31, 2009 (in thousands):
Non-recurring Basis

Fair Value Measurements at March 31, 2009
Significant
		Quoted	other	Significant	Gains/(losses)	Gains/(losses)
		prices in	observable	unobservable	Three-months	Three-months
	Carrying	markets	inputs	inputs	Ended	Ended
Assets:	Value	(Level 1)	(Level 2)	(Level 3)	March 31, 2009	March 31, 2008
Goodwill (1)	$88,640	$—	$—	$88,640	$(50,000)	$—

(1)	Represents the fair value of goodwill at the Staffmark business segment subsequent to the goodwill impairment during the three months ended March 31, 2009. See Note G for further discussion regarding impairment and valuation techniques applied.
Note J — Derivative instruments and hedging activities
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.
The Company’s objective for entering into the Swap is to manage the interest rate exposure on its Term Loan Facility by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The Swap is designated as a cash flow hedge, accordingly, changes in the fair value of the swap are recorded in stockholders, equity as a component of accumulated other comprehensive loss. For the three months ended March 31, 2009 and March 31, 2008, the Company recorded a $0.1 million gain and a $2.4 million loss to accumulated other comprehensive loss, respectively.
On February 18, 2009, the Company terminated a portion of its Swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.5 million from accumulated other comprehensive loss into earnings. This reclassification is included in Loss on debt repayment in the Condensed Consolidated Results of Operations.

The following table provides the fair value of the Company’s cash flow hedge as well as its location on the balance sheet as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,	Balance Sheet
	2009	2008	Location
Liability
Cash flow hedge current	$1,509	$2,691	Other current liabilities
Cash flow hedge non-current	1,087	2,551	Other non-current liabilities

Total	$2,596	$5,242

Note K — Comprehensive income (loss)
The following table sets forth the computation of comprehensive income (loss) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three-months Ended
	March 31,
	2009	2008
Net loss attributable to Holdings	$(27,318)	$(795)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	129	(2,427)
Reclassification adjustment for cash flow hedge losses realized in net loss	2,517	—

Total other comprehensive income (loss)	2,646	(2,427)

Total comprehensive loss	$(24,672)	$(3,222)

Note L — Stockholder’s equity
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
•	On January 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of January 23, 2009.

•	On April 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2009.
In connection with the adoption of SFAS No. 160 on January 1, 2009, the Company reclassified non-controlling interest to stockholders’ equity. SFAS No. 160 was applied prospectively with the exception of presentation and disclosure requirements which shall be applied retrospectively for all periods presented.
Note M — Warranties
The Company’s Fox and Anodyne business segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.

A reconciliation of the change in the carrying value of the Company’s warranty liability for the three-month period ended March 31, 2009 and the year ended December 31, 2008 is as follows (in thousands):

	Three-months	Year Ended
	Ended March 31,	December 31,
	2009	2008
Beginning balance	$1,541	$1,023
Accrual	328	2,050
Warranty payments	(294)	(1,532)

Ending balance	$1,575	$1,541

Note N — Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K as amended.
Overview
Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small to middle market businesses as those that generate annual cash flows of up to $60 million. We focus on companies of this size because of our belief that these companies are often more able to achieve growth rates above those of their relevant industries and are also frequently more susceptible to efforts to improve earnings and cash flow.
In pursuing new acquisitions, we seek businesses with the following characteristics:
•	North American base of operations;

•	stable and growing earnings and cash flow;

•	maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	solid and proven management team with meaningful incentives;

•	low technological and/or product obsolescence risk; and

•	a diversified customer and supplier base.
Our management team’s strategy for our subsidiaries involves:
•	utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of over 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions.

Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
In addition, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one, especially in the current credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
Areas for focus in 2009
The areas of focus for 2009, which are generally applicable to each of our businesses, include:
•	Taking advantage, where possible, of the current economic downturn by growing market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Aggressively pursuing expense reduction and cost savings through contraction in discretionary spending and capital expenditures, and reductions in workforce and production levels in response to lower production volume;

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders; and

•	Sharply curtailing costs to help counteract the current global economic crisis.
We do not know when economic conditions may improve, but we believe we are well positioned to fully participate in a market recovery when it occurs. In the meantime, we continue aggressive efforts to maximize liquidity and reduce costs and will take additional actions as market conditions warrant.
We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.
Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits Staffmark	Anodyne	HALO	American Furniture	Fox

Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2009	March 31, 2008
Net sales	$274,914	$351,134
Cost of sales	217,305	276,326

Gross profit	57,609	74,808

Staffing, selling, general and administrative expense	58,695	61,753
Fees to manager	3,072	3,651
Supplemental put expense (reversal)	(8,159)	2,318
Amortization of intangibles	6,196	6,130
Impairment expense	59,800	—

Operating income (loss)	$(61,995)	$956

Net sales
The deepening economic recession, the global credit crisis, and eroding consumer confidence all contributed to a difficult business environment in the first quarter of 2009. Net sales at each of our businesses suffered as a result of slowing economic growth with the revenues from CBS Personnel Holdings Inc. (doing business as Staffmark) (“Staffmark”), our temporary staffing company, declining significantly in the first quarter of 2009 compared to 2008.
On a consolidated basis, net sales decreased approximately $76.2 million in the three month period ended March 31, 2009, compared to the corresponding period in 2008. This decrease is principally due to decreased revenues at Staffmark. Revenues were $73.0 million lower in the first quarter of 2009 compared to the same quarter in 2008 as a result of the weak economic conditions and downward employment trends experienced during the first three months of 2009. Refer to the following results of operations by segment for a more detailed analysis of net sales by segment.
We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.
Cost of sales
On a consolidated basis, cost of sales decreased approximately $59.0 million during the three month period ended March 31, 2009 compared to the corresponding period in 2008. These decreases are due almost entirely to the corresponding decrease in net sales referred to above. Refer to the following results of operations by segment for a more detailed analysis of cost of sales.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense decreased approximately $3.1 million during the three month period ended March 31, 2009 compared to the corresponding period in 2008. This decrease is due principally to cost cutting measures taken at our individual businesses. Refer to the following results of operations by segment for a more detailed analysis of staffing, selling, general and administrative expense by segment. At the corporate level, staffing, selling, general and administrative expense decreased $0.1 million during the three months ended March 31, 2009 compared to the same period in 2008.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended March 31, 2009 we incurred approximately $3.1 million in expense for these fees compared to $3.7 million for the corresponding period in 2008. The decrease in management fees in 2009 is attributable to lower assets under management due principally to the pay down on our Term Loan Facility with available cash in February 2009.
Supplemental put expense (reversal)
Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. This charge represents that portion of the estimated increase/decrease in the value of our original businesses over our basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold.

During the three months ended March 31, 2009, we reversed approximately $8.2 million in supplemental put expense based on lower valuations attributed to some of our subsidiaries compared to valuations determined as of December 31, 2008. The change in supplemental put cost in the three months ended March 31, 2009 is attributable to the decrease in the fair value of our businesses.
Impairment expense
Based on the results of our annual impairment tests performed as of March 31, 2009, an indication of impairment existed at the Staffmark reporting unit. In each of our other businesses (reporting units) the result of the annual goodwill impairment test indicated that the fair value of the business exceeded its carrying value. Based on the preliminary results of the second step of the impairment test, we estimated that the carrying value of Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, we recorded a $50.0 million pretax goodwill impairment charge for the three months ended March 31, 2009. The results of the annual impairment tests performed as of April 30, 2008 and 2007 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the three months ended March 31, 2008.
In connection with the annual goodwill impairment we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name, based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting unit’s business to Staffmark beginning in February 2009. During the first quarter of 2009, we recorded an asset impairment charge of approximately $9.8 million, pretax, to decrease the carrying value of the CBS personnel trade name to its fair value.
Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning on May 16, 2006 (see table above). As a result, our consolidated operating results and discussion above includes the results of operations since the acquisition date associated with the business. The following discussion reflects a comparison of the historical and where appropriate, pro-forma results of operations of our businesses for the three-month period ending March 31, 2009 and March 31, 2008, which we believe is a more meaningful comparison in explaining the comparative financial performance of our businesses. The following results of operations of our businesses are not necessarily indicative of the results to be expected for the full year going forward.
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards (“PCBs”) to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately two-thirds of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production given that customers require high levels of responsiveness, technical support and timely delivery with respect to prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rate and real-time customer service and product tracking 24 hours per day.
While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, over the last several years, Advanced Circuits’ revenues have increased steadily as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong.

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three-month periods ended March 31, 2009 and March 31, 2008.

	Three-months ended
(in thousands)	March 31, 2009	March 31, 2008
Net sales	$11,988	$14,284
Cost of sales	5,051	6,063

Gross profit	6,937	8,221

Selling, general and administrative expense	2,522	2,658
Fees to manager	126	126
Amortization of intangibles	665	654

Income from operations	$3,624	$4,783

Three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Net sales
Net sales for the three months ended March 31, 2009 decreased approximately $2.3 million over the corresponding three month period ended March 31, 2008. The decrease in net sales is a result of decreased sales in long-lead time PCBs ($0.3 million), quick-turn production and prototype PCBs ($1.4 million) and subcontract PCBs ($1.1 million), offset in part by an increase in assembly revenue ($0.5 million). These decreases are the result of the overall economic slowdown in the U.S. economy and we expect that net sales for the remainder of fiscal 2009 will track lower than comparable periods in 2008. Sales from quick-turn and prototype PCB’s represented approximately 67% of net sales in 2009 compared to 66.3% in 2008.
Cost of sales
Cost of sales for the three months ended March 31, 2009 decreased approximately $1.0 million from the comparable period in 2008. This decrease is principally due to the corresponding decrease in sales. Gross profit as a percentage of sales increased during the three months ended March 31, 2009 (57.9% at March 31, 2009 vs. 57.6% at March 31, 2008) largely as a result of slight decreases in raw material costs associated with commodity items such as glass, copper and gold.
Selling, general and administrative expense
Selling, general and administrative expense decreased $0.1 million during the three months ended March 31, 2009 compared to the same period in 2008 due principally to decreases in employee costs.
Income from operations
Operating income for the three months ended March 31, 2009 was approximately $3.6 million, a decrease of approximately $1.2 million compared to the same period in 2008 principally as a result of those factors described above.
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
American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair; and (iv) accent table. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.

Results of Operations
The table below summarizes the income from operations data for American Furniture for the three-month periods ended March 31, 2009 and March 31, 2008.

	Three-months ended
(in thousands)	March 31, 2009	March 31, 2008
Net sales	$41,504	$37,180
Cost of sales	33,565	28,925

Gross profit	7,939	8,255

Selling, general and administrative expense	4,879	3,689
Fees to manager	125	125
Amortization of intangibles	733	733

Income from operations	$2,202	$3,708

Three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Net sales
Net sales for the three months ended March 31, 2009 increased approximately $4.3 million over the corresponding three months ended March 31, 2008. Stationary product sales increased approximately $4.8 million offset in part by a decrease in motion, recliner and other product sales totaling $0.5 million. The significant increase in stationary product sales is due primarily to the negative impact that the February 2008 fire had on first quarter 2008 shipments. The softer economy is responsible for the lower sales volume in the motion and recliner categories.
Cost of sales
Cost of sales increased approximately $4.6 million in the three months ended March 31, 2009 compared to the same period of 2008 and is due to the corresponding increase in sales. Gross profit as a percent of sales was 19.1% in the three months ended March 31, 2009 compared to 22.2% in the corresponding period in 2008. The decrease in gross profit as a percent of sales of 3.1% in 2009 is principally attributable to greater business interruption insurance proceeds recorded in the first quarter of 2008, and to a lesser extent, higher raw material prices for product shipped in the first quarter of 2009 compared to the same period in 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2009, increased approximately $1.2 million compared to the same period of 2008. This increase is primarily due to the business interruption insurance proceeds recorded during the first quarter of 2008 totaling $1.8 million. Also contributing to this difference was a decrease of $0.6 million in fuel expense due to the reduction in fuel prices, together with a reduction in our trucking fleet during the three months ended March 31, 2009, which was offset in part by an increase in commission expense of $0.1 million due to the increase in net sales during the quarter.
Income from operations
Income from operations decreased approximately $1.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, principally due to the factors described above.
Anodyne
Overview
Anodyne, with operations headquartered in Coral Springs, Florida, is a leading designer and manufacturer of medical support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets.
The Anodyne group of companies includes SenTech Medical Systems (“SenTech”), AMF Support Surfaces (“AMF”), PrimaTech Medical Systems (“PrimaTech”) and Anatomic Concepts (“Anatomic”). Anodyne’s consolidation of these companies marks the medical support surface industry’s first opportunity to source all leading product technologies from a single vendor.

Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the Anodyne portfolio of products to one of three end markets: (i) hospitals, (ii) long term care facilities and (iii) home health care organizations. The level of sophistication largely varies for each product, as some customers require simple foam surfaces while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces. The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech, products, which are manufactured in Taiwan) and are Food and Drug Administration (“FDA”) compliant.
Results of Operations
The table below summarizes the income from operations data for Anodyne for the three-month periods ended March 31, 2009 and March 31, 2008.

	Three-months ended
(in thousands)	March 31, 2009	March 31, 2008
Net sales	$11,604	$11,467
Cost of sales	8,214	8,439

Gross profit	3,390	3,028

Selling, general and administrative expense	1,787	2,114
Fees to manager	88	87
Amortization of intangibles	371	371

Income from operations	$1,144	$456

Three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Net sales
Net sales for the three months ended March 31, 2009 increased approximately $0.1 million over the corresponding three months ended March 31, 2008. Growth from new product sales of $1.8 million was substantially offset by overall decreased customer purchases as a result of cutbacks in healthcare institutional spending.
Cost of sales
Cost of sales decreased approximately $0.2 million in the three months ended March 31, 2009 compared to the same period of 2008, resulting from reductions in labor and manufacturing overhead costs offset in part by higher raw material costs. Gross profit as a percentage of sales was 29.2% in the three months ended March 31, 2009 compared to 26.4% in the corresponding period in 2008. The increase of 2.8% in 2009 is principally due to labor and manufacturing cost reductions together with higher selling prices, offset in part by higher raw material costs and an unfavorable sales mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2009 decreased approximately $0.3 million compared to the same period of 2008. This decrease is principally the result of a reduction in costs associated with the Hollywood Capital management services agreement incurred in 2008. This agreement was terminated in October 2008.
Income from operations
Income from operations increased approximately $0.7 million to $1.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due principally to those factors described above.
Fox Factory
Overview
Founded in 1974 and headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all terrain vehicles, snowmobiles and other off-road vehicles. Fox both acts as a tier one supplier to leading action sport original equipment manufacturers (OEM’s) and provides aftermarket products to retailers and distributors. Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike.

Results of Operations
The table below summarizes the income (loss) from operations data for Fox Factory for the three-month periods ended March 31, 2009 and March 31, 2008.

	Three-months ended
(in thousands)	March 31, 2009	March 31, 2008
Net sales	$20,105	$23,437
Cost of sales	14,879	17,941

Gross profit	5,226	5,496

Selling, general and administrative expense	4,645	3,984
Fees to manager	126	121
Amortization of intangibles	1,304	1,589

Loss from operations	$(849)	$(198)

Three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Net sales
Net sales for the three months ended March 31, 2009 decreased $3.3 million or 14.2% compared to the corresponding three month period ended March 31, 2008. Sales decreases were due to a decrease in net sales to OEM’s, totaling $3.6 million, offset in part by increases in aftermarket and service revenues totaling $0.3 million. The OEMs sales decrease is principally the result of the weak economic conditions and credit tightening in 2009.
Cost of sales
Cost of sales for the three months ended March 31, 2009 decreased approximately $3.1 million or 17.1% compared to the corresponding period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of sales increased during the three months ended March 31, 2009 (26.0% at March 31, 2009 vs. 23.5% at March 31, 2008) due to a favorable channel mix as a larger proportion of total net sales were in the aftermarket category which typically carries higher margins than OEM’s and a reduction in expedited freight cost due to more efficient procurement procedures in 2009 compared to 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2009 increased $0.7 million over the corresponding three month period in 2008. This increase is the result of increases in engineering, sales and marketing costs to support growth.
Amortization of intangibles
Amortization expense for the three months ended March 31, 2009 decreased $0.3 million compared to the corresponding period in 2008. The decrease is attributable to an intangible asset recorded as part of the purchase price allocation in January 2008 that was fully amortized in 2008.
Loss from operations
Loss from operations for the three months ended March 31, 2009 increased approximately $0.7 million compared to the corresponding period in 2008 based principally on those factors described above.

Halo
Overview
Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, Illinois, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 90% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service delivered by its approximately 1,000 account executives.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the income from operations data for HALO for the three month periods ended March 31, 2009 and March 31, 2008:

	Three-months ended
(in thousands)	March 31, 2009	March 31, 2008
Net sales	$26,711	$28,775
Cost of sales	16,972	18,410

Gross profit	9,739	10,365

Selling, general and administrative expense	11,031	10,469
Fees to manager	125	125
Amortization of intangibles	635	546

Loss from operations	$(2,052)	$(775)

Three-months ended March 31, 2009 compared to the three-months ended March 31, 2008.
Net sales
Net sales for the three months ended March 31, 2009 decreased approximately $2.1 million compared to the corresponding three months ended March 31, 2008. Net sales to accounts acquired in acquisitions made in April and November of 2008, and March of 2009 accounted for approximately $6.8 million of the increase in net sales, which was more than offset by a reduction of approximately $8.9 million in net sales to existing customers due to the reduction in advertising and merchandising spending by Halo’s corporate customers in response to the impact of the current economic conditions. We expect that this trend will continue through fiscal 2009.
Cost of sales
Cost of sales for the three months ended March 31, 2009 decreased approximately $1.4 million compared to the same period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 36.5% and 36.0% of net sales for the three month periods ended March 31, 2009 and 2008, respectively. The increase in gross profit as a percent of sales is the result of a favorable product sales mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2009 increased approximately $0.6 million compared to the same period in 2008. Direct commission expenses decreased by approximately $0.5 million as a result of decreased sales in 2009 but were more than offset by an increase of approximately $1.1 million in other general and administrative expense largely due to increased overhead costs as a result of acquisitions made after March 31, 2008.
Amortization intangibles
Amortization expense increased approximately $0.1 million in the three months ended March 31, 2009 compared to the same period in 2008. This increase is due principally to additional amortization costs in 2009 largely due to amortization related to acquisitions made after March 31, 2008.

Loss from operations
Loss from operations was approximately $2.1 million in the three months ended March 31, 2009 and $0.8 million for the three month period ended March 31, 2008. The increased operating loss in 2009 is principally due to the decrease in sales and higher overhead costs as described above.
Staffmark
Overview
Staffmark (formerly known as CBS Personnel), a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark serves over 6,500 corporate and small business clients and during an average week places over 25,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, and construction, industrial, healthcare and financial sectors.
Staffmark’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. Staffmark typically enters into new markets through acquisition. In keeping with these strategies, effective January 21, 2008, CBS Personnel acquired all of the ongoing equity interests of Staffmark Investment LLC and its subsidiaries. This acquisition gave Staffmark a presence in Arkansas, Tennessee, Colorado, Oklahoma, and Arizona, while significantly increasing its presence in California, Texas, the Carolinas, New York and the New England area. While no specific acquisitions are currently contemplated at this time, Staffmark continues to view acquisitions as an attractive means to enter new geographic markets.
Fiscal 2008 was a very difficult year for the temporary staffing industry. The already-weak economic conditions and employment trends in the U.S., present at the start of 2008, continued to worsen as the year progressed and have continued into 2009.
According to the U.S. Bureau of Labor Statistics, since the recession began in December of 2007, 5.1 million jobs have been lost with almost two-thirds (3.3 million) of the decrease occurring in the last 5 months. Temporary staffing has been impacted especially hard, posting 24 consecutive months of year-over-year declines. The rate of temporary job losses has accelerated, with more than half of the total decline occurring in the past five months.
Results of Operations
The table below summarizes the income from operations data for Staffmark for the three-month period ended March 31, 2009 and the pro-forma income from operations data for the three-month period ended March 31, 2008, prepared as if Staffmark was acquired on January 1, 2008.

	Three-months ended
(in thousands)	March 31, 2009	March 31, 2008
		(pro-forma)
Service revenues	$163,002	$267,064
Cost of services	138,626	223,045

Gross profit	24,376	44,019

Staffing, selling, general and administrative expense	31,424	41,553
Fees to manager	210	439
Amortization of intangibles (a)	1,213	1,339
Impairment expense	50,000	—

Income (loss) from operations	$(58,471)	$688

(a)	— An increase in amortization of intangible assets totaling $0.3 million in 2008 reflecting increased amortization expense as a result of, and derived from, the purchase price allocation in connection with the Staffmark acquisition in January 2008.

Three months ended March 31, 2009 compared to pro-forma three months ended March 31, 2008.
Service revenues
Service revenues for the three months ended March 31, 2009 decreased $104.1 million over the corresponding three months ended March 31, 2008. This reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the significant downturn in the economy. Approximately $2.0 million of the decrease is related to reduced revenues for permanent staffing services as clients were affected by weaker economic conditions. Until we witness sustained temporary staffing job creation and signs of a strengthening global economy, we expect to continue to experience depressed revenues, through fiscal 2009.
Cost of revenues
Direct cost of service revenues for the three months ended March 31, 2009 decreased approximately $84.4 million compared to the same period a year ago. This decrease is principally the direct result of the decrease in service revenues. Gross profit as a percent of service revenue was approximately 15.0% and 16.5% of revenues for the three-month periods ended March 31, 2009 and 2008, respectively. The majority of the decrease in the gross profit margin is the result of reduced permanent staffing services in 2009, which carries a higher profit margin. Additionally, Staffmark is facing downward pricing pressure based on client demand brought on by current economic conditions.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the three months ended March 31, 2009 decreased approximately $10.1 million compared to the same period a year ago. Management has taken measures to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact of the current weak economic environment. This cost reduction program will continue through fiscal 2009. In addition, approximately $1.7 million in costs incurred during the three months ended March 31, 2009 are one-time, non-recurring expenses related to the integration of the Staffmark and CBS Personnel operations and restructuring of the organization.
Fees to Manager
Fees to manager decreased approximately $0.2 million in the three months ended March 31, 2009 compared to the same period in 2008 due to the reduction in sales and operating profit in 2009 compared to 2008.
Impairment expense
Based on the preliminary results of our annual goodwill impairment test performed as of March 31, 2009, an indication of goodwill impairment existed. Based on the preliminary results of the second step of the goodwill impairment test, we estimated that the carrying amount of Staffmark goodwill exceeded its fair value by approximately $50.0 million. Therefore, we recorded a $50.0 million pretax goodwill impairment charge for the three months ended March 31, 2009. The carrying amount of goodwill exceeded the fair value due to the recent and projected, significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed macroeconomic conditions and downward employment trends. We currently expect to finalize the goodwill impairment analysis during the second quarter of fiscal 2009. Any adjustments to our preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in our consolidated financial statements for the second quarter of fiscal 2009.
Income (loss) from operations
Income (loss) from operations decreased approximately $59.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, based principally on the factors described above.

Liquidity and Capital Resources
For the three-months ended March 31, 2009, on a consolidated basis, cash flows provided by operating activities totaled approximately $25.9 million, which represents a $4.3 million decrease in cash provided by operations compared to the three-month period ended March 31, 2008 and is the result of the reduction in sales and operating profits of our businesses. Consolidated net loss, adjusted for non-cash activity decreased approximately $12.0 million in the first quarter of 2009 compared to the same period in 2008. This decrease was offset in part by cash provided by net positive changes to operating assets and liabilities of $7.7 million during this same period. The decline in consolidated net sales, production levels and operating profit due to the current depressed economic environment all contributed to these variances.
Cash flows used in investing activities totaled approximately $2.4 million, which reflects maintenance capital expenditures of approximately $1.1 million and costs associated with an add-on acquisition at Halo totaling approximately $1.3 million.
Cash flows used in financing activities totaled approximately $88.5 million, principally reflecting: (i) distributions paid to shareholders during the quarter totaling approximately $10.7 million; (ii) scheduled amortization of our Term Loan Facility of $0.5; and (iii) repayment of our Term Loan Facility of $75.0 million together with $2.5 million in cancellation fees paid for terminating that portion of an interest rate swap connected to the Term Loan Facility repaid.
At March 31, 2009 we had approximately $32.4 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term U.S. government securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes.
We had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $57.5 million;

•	American Furniture — approximately $68.8 million;

•	Anodyne — approximately $18.9 million;

•	Staffmark — approximately $92.3 million;

•	Fox Factory — approximately $49.1 million; and

•	HALO — approximately $47.1 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
In April 2009 we amended the Staffmark inter-company credit agreement with us which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of the debt for common stock.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
We reversed non-cash charges to earnings of approximately $8.2 million during the three-months ended March 31, 2009 in order to recognize a reduction in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $5.3 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at March 31, 2009.
We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $77.5 million, which matures in December 2013. At March 31, 2009 we had no outstanding borrowings under the Revolving Credit Facility portion of our Credit Agreement. At March 31, 2009 we had $77.5 million outstanding under the Term Loan Facility portion of our Credit Agreement. We repaid $75.0 million of the outstanding Term Loan Facility on February 23, 2009. The Term Loan Facility requires quarterly payments of $0.5 million which commenced March 31, 2007, with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $10 million, subject to certain restrictions and Lender approval.
We had approximately $184 million in borrowing base availability under our Revolving Credit Facility at March 31, 2009. Letters of Credit totaling $66.0 million were outstanding at March 31, 2009. We currently have no exposure to failed financial institutions.
On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap was intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Facility Debt to a fixed- rate basis for a period of three years. In February 2009 we repaid $75.0 million of our Term Loan and as a result terminated $70 million of the outstanding interest rate swap. In connection with this debt repayment we reclassified $2.5 million from accumulated other comprehensive loss into earnings and expensed $1.1 million of capitalized debt issuance costs, during the three months ended March 31, 2009.
We intend to use the availability under our Credit Agreement and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Agreement, to fund distributions and to provide for other working capital needs.

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution and reinvestment (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months	Three months
	Ended	ended
(in thousands)	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Net loss attributable to Holdings	$(27,318)	$(795)

Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,400	9,191
Supplemental put expense (reversal)	(8,159)	2,318
Noncontrolling stockholder charges and other	840	525
Noncontrolling interest	(14,915)	(290)
Deferred taxes	(24,780)	(1,445)
Amortization of debt issuance costs	470	486
Loss on debt repayment	3,652	—
Impairment expense	59,800	—
Changes in operating assets and liabilities	27,834	20,170

Net cash provided by operating activities	25,824	30,160

Add (deduct):
Unused fee on revolving credit facility (1)	855	729
Staffmark integration and restructuring	1,891	1,575
Changes in operating assets and liabilities	(27,834)	(20,170)

Less:
Maintenance capital expenditures:
Advanced Circuits	34	457
Aeroglide	—	84
American Furniture	378	43
Anodyne	104	154
Staffmark	362	669
Fox	19	686
Halo	217	242
Silvue	—	81

Estimated cash flow available for distribution	$(378)	$9,878

Distribution paid — April 2009 and 2008	$10,719	$10,246

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.
Cash flows of certain of our businesses are seasonal in nature. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December.

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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2009:

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$118,820	$10,988	$21,674	$86,159	$—
Capital lease obligations	1,316	485	453	378	—
Operating lease obligations (2)	52,347	13,401	18,493	9,650	10,803
Purchase obligations (3)	124,351	72,420	27,617	24,314	—
Supplemental put obligation (4)	5,252	—	—	—	—

	$302,086	$97,294	$68,237	$120,501	$10,803

(1)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(3)	Reflects non-cancelable commitments as of March 31, 2009, including: (i) shareholder distributions of $42.9 million, (ii) management fees of $12.1 million per year over the next five years and, (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)	The supplemental put obligation represents the long-term portion of an estimated liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, included as a component of long-term liabilities, which does not provide for annual estimated payments beyond one year.
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
Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K as amended, for the year ended December 31, 2008 as filed with the SEC with the exception of our goodwill and intangible asset impairment testing described below.
Goodwill and indefinite-lived, intangible assets
Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Trade names are considered to be indefinite lived intangibles. Goodwill and trade names are not amortized, however we are required to perform impairment reviews at least annually and more frequently in certain circumstances.
The goodwill impairment test is a two-step process, which requires management to make judgments in determining certain assumptions used in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.

The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. The impairment test for trademarks requires the determination of the fair value of such assets. If the fair value of the trademark is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material adverse effects in relationships with significant customers.
Goodwill impairment
We completed our annual goodwill impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) as of March 31, 2009. This annual impairment test involved a two-step process. The first step of the impairment test involved comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determined the fair value of its reporting units utilizing a combination of the income approach methodology of valuation that includes the discounted cash flow method and market comparison to comparable peer companies. Each of our reporting units passed the impairment testing, with the exception of Staffmark. The carrying amount of Staffmark exceeded its fair value due to the recent and projected, significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to macroeconomic conditions and downward employment trends. As such, we performed the second step of the goodwill impairment test in accordance with SFAS No. 142 in order to determine the amount of impairment loss. The second step of the goodwill impairment test involved comparing the implied fair value of Staffmark’s goodwill with the carrying value of that goodwill. This comparison resulted in a goodwill impairment charge of approximately $50.0 million, which was recorded in impairment expense on the condensed consolidated statement of operations.
The goodwill impairment charge reflects the preliminary indication from the impairment analysis performed to date and is subject to finalization of certain fair value estimates being performed and may be adjusted when all aspects of the analysis are completed. The goodwill impairment analysis involves calculating the implied fair value of the reporting unit’s goodwill by allocating the fair value of Staffmark to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. We expect to finalize the goodwill impairment analysis of Staffmark during the second quarter of fiscal 2009. Any adjustments to the preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in our consolidated financial statements during the second quarter of fiscal 2009. The goodwill impairment charge does not have any adverse effect on the covenant calculations or compliance under our Credit Agreement.
Impairment of the CBS Personnel trade name
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark in February 2009. The fair value of the CBS Personnel trade name was determined by applying the relief from royalty technique to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million is recorded in impairment expense on the condensed consolidated statement of operations for the three months ended March 31, 2009. The remaining balance $(0.8 million) of the CBS Personnel trade name at March 31, 2009 will be amortized over 2.75 years.
Recent Accounting Pronouncements
In March 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141 (revised), “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 is effective for us on January 1, 2009. The adoption of SFAS 141R and FSP FAS 141(R)-1 did not have a significant impact on our Condensed Consolidated Financial Statements. However, any business combinations entered into in the future may impact our Condensed Consolidated Financial Statements as a result of the potential earnings volatility due to the changes described above.

The FASB issued the following new accounting standards on April 9, 2009. We plan to adopt each standard in the second quarter of 2009, and do not expect that our adoption of any of these standards will have a material impact on our financial statements.
FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS No. 124-2”)
FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter.
FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)
FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter.
FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”)
FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for us, would be our 2009 second quarter.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K as amended for the year ended December 31, 2008 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2009. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2009.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 3 of our 2008 Annual Report on Form 10-K as amended as filed with the SEC on April 9, 2009.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K as amended as filed with the SEC on April 9, 2009.
ITEM 6. Exhibits

Exhibit Number	Description

18.1	Preferability letter provided by Grant Thornton LLP, our registered public accounting firm to change our measurement date in connection with our annual goodwill impairment test

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: May 8, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 8, 2009

EXHIBIT INDEX

Exhibit
No.	Description

18.1	Preferability letter provided by Grant Thornton LLP, our registered public accounting firm to change our measurement date in connection with our annual goodwill impairment test

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant