Form 10-Q
period 2009-06-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2009-08-10
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
As of August 1, 2009, there were 36,625,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2009

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
• the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;
• the “Term Loan Facility” refer to the $77.0 million Term Loan Facility, as of June 30, 2009, provided by the Credit Agreement that matures in December 2013;
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

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and reinvestment and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and to pay the put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,152	$97,473
Accounts receivable, less allowances of $4,962 at June 30, 2009 and $4,824 at December 31, 2008	140,020	164,035
Inventories	55,396	50,909
Prepaid expenses and other current assets	28,811	22,784

Total current assets	282,379	335,201

Property, plant and equipment, net	27,818	30,763
Goodwill	288,522	339,095
Intangible assets, net	229,155	249,489
Deferred debt issuance costs, less accumulated amortization of $4,227 at June 30, 2009 and $3,317 at December 31, 2008	6,221	8,251
Other non-current assets	18,286	21,537

Total assets	$852,381	$984,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,920	$48,699
Accrued expenses	56,817	57,109
Due to related party	3,121	604
Current portion, long-term debt	2,500	2,000
Current portion of workers’ compensation liability	28,667	26,916
Other current liabilities	2,636	4,042

Total current liabilities	130,661	139,370
Supplemental put obligation	4,994	13,411
Deferred income taxes	61,117	86,138
Long-term debt	75,000	151,000
Workers’ compensation liability	42,642	40,852
Other non-current liabilities	6,907	9,687

Total liabilities	321,321	440,458

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 36,625 issued and outstanding at June 30, 2009; 31,525 issued and outstanding at December 31, 2008	485,843	443,705
Accumulated other comprehensive loss	(2,330)	(5,242)
Accumulated earnings (deficit)	(22,144)	25,984

Total stockholders’ equity attributable to Holdings	461,369	464,447
Noncontrolling interest (See Note B)	69,691	79,431

Total stockholders’ equity	531,060	543,878

Total liabilities and stockholders’ equity	$852,381	$984,336

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months Ended June 30,		Six months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net sales	$118,178	$128,738	$230,090	$243,882
Service revenues	169,350	270,172	332,352	506,163

Total revenues	287,528	398,910	562,442	750,045
Cost of sales	80,396	87,545	159,073	167,322
Cost of services	142,966	223,504	281,594	420,054

Gross profit	64,166	87,861	121,775	162,669

Operating expenses:
Staffing expense	17,539	27,470	38,479	52,540
Selling, general and administrative expense	34,239	41,842	71,994	78,524
Supplemental put expense (reversal)	(258)	4,276	(8,417)	6,594
Management fees	3,422	3,544	6,494	7,195
Amortization expense	6,250	6,131	12,446	12,261
Impairment expense	—	—	59,800	—

Operating income (loss)	2,974	4,598	(59,021)	5,555

Other income (expense):
Interest income	16	266	77	581
Interest expense	(2,695)	(4,674)	(6,237)	(9,346)
Amortization of debt issuance costs	(440)	(497)	(910)	(982)
Loss on debt repayment	—	—	(3,652)	—
Other income (expense), net	(611)	102	(690)	357

Loss from continuing operations before income taxes	(756)	(205)	(70,433)	(3,835)
Income tax expense (benefit)	(606)	848	(28,050)	555

Loss from continuing operations	(150)	(1,053)	(42,383)	(4,390)
Income from discontinued operations, net of income tax	—	2,577	—	4,607
Gain on sale of discontinued operations, net of income tax	—	72,296	—	72,296

Net income (loss)	(150)	73,820	(42,383)	72,513
Net income (loss) attributable to noncontrolling interest	(777)	1,218	(15,692)	705

Net income (loss) attributable to Holdings	$627	$72,602	$(26,691)	$71,808

Amounts attributable to Holdings:
Income (loss) from continuing operations	$627	$(2,271)	$(26,691)	$(5,095)
Discontinued operations, net of income tax	—	74,873	—	76,903

Net income (loss) attributable to Holdings	$627	$72,602	$(26,691)	$71,808

Basic and fully diluted net income (loss) per share attributable to Holdings:
Continuing operations	$0.02	$(0.07)	$(0.83)	$(0.16)
Discontinued operations	—	2.37	—	2.44

Basic and fully diluted net income (loss) per share attributable to Holdings	$0.02	$2.30	$(0.83)	$2.28

Weighted average number of shares of trust stock outstanding — basic and fully diluted	32,758	31,525	32,145	31,525

Cash distributions declared per share	$0.34	$0.325	$0.68	$0.65

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Total
				Accumulated	Stockholders’
			Accumulated	Other	Equity	Non-	Total
	Number of		Earnings	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Loss	to Holdings	Interest	Equity
Balance — December 31, 2008	31,525	$443,705	$25,984	$(5,242)	$464,447	$79,431	$543,878
Net income (loss)	—	—	(26,691)	—	(26,691)	(15,692)	(42,383)
Other comprehensive income — cash flow hedge	—	—	—	2,912	2,912	—	2,912

Comprehensive income (loss)	—	—	(26,691)	2,912	(23,779)	(15,692)	(39,471)
Issuance of Trust shares, net of offering costs	5,100	42,138	—	—	42,138	—	42,138
Option activity attributable to noncontrolling interest	—	—	—		—	1,044	1,044
Contribution of noncontrolling interest related to Staffmark exchange (see Note O)						4,859	4,859
Contribution from noncontrolling interest holders	—	—	—	—	—	49	49
Distributions paid	—	—	(21,437)	—	(21,437)	—	(21,437)

Balance — June 30, 2009	36,625	$485,843	$(22,144)	$(2,330)	$461,369	$69,691	$531,060

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(42,383)	$72,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of 2008 dispositions	—	(72,296)
Depreciation expense	4,313	4,814
Amortization expense	12,446	13,404
Impairment expense	59,800	—
Amortization of debt issuance costs	910	982
Supplemental put expense (reversal)	(8,417)	6,594
Noncontrolling interests related to discontinued operations	—	549
Noncontrolling stockholder charges	460	1,134
Deferred taxes	(26,489)	(5,761)
Loss on debt repayment	3,652	—
Other	(221)	(162)
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	25,518	7,722
Increase in inventories	(4,209)	(5,070)
Increase in prepaid expenses and other current assets	(2,594)	(17,170)
Increase/(decrease) in accounts payable and accrued expenses	(6,014)	17,801

Net cash provided by operating activities	16,772	25,054

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,713)	(172,550)
Purchases of property and equipment	(1,787)	(7,148)
Proceeds from 2008 dispositions	—	153,070
Other investing activities	188	(303)

Net cash used in investing activities	(3,312)	(26,931)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	42,138	—
Borrowings under Credit Agreement	2,000	80,000
Repayments under Credit Agreement	(77,500)	(76,532)
Distributions paid	(21,437)	(20,492)
Swap termination fee	(2,517)	—
Changes in noncontrolling interest	4,908	—
Other	(373)	(156)

Net cash used in financing activities	(52,781)	(17,180)

Foreign currency adjustment	—	(80)

Net decrease in cash and cash equivalents	(39,321)	(19,137)
Cash and cash equivalents — beginning of period	97,473	119,358

Cash and cash equivalents — end of period	$58,152	$100,221

Supplemental non-cash financing and investing activity for the six months ended June 30, 2008:
- Issuance of CBS Personnel’s common stock valued at $47.9 million in connection with the acquisition of Staffmark LLC.
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2009
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
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2009 and June 30, 2008, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. G.A.A.P.”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2008.
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
Seasonality
Earnings of certain of the Company’s business segments are seasonal in nature. Earnings from AFM Holdings Corporation (“AFM” or “American Furniture”) are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”) are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes and other payments associated with payroll paid to our employees. Earnings from HALO Lee Wayne LLC (“HALO”) are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December.
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

Consolidation
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
The FASB issued the following new accounting standards on April 9, 2009. The Company adopted each standard in the second quarter of 2009, and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements.
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
FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)
FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.
FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”)
FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is effective for the Company June 30, 2009. SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities” (“SFAS 167”), which is effective for the Company January 1, 2010. SFAS 167 revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. The Company does not expect the adoption of SFAS 167 will have an impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have an impact on the Company’s Condensed Consolidated Financial Statements.
Note D — Discontinued operations
2008 Dispositions
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide, for a total enterprise value of $95.0 million. In addition, on June 25, 2008, the Company sold its majority owned subsidiary, Silvue, for a total enterprise value of $95.0 million. Summarized operating results for the 2008 dispositions for the three and six months ended June 30, 2008 were as follows (in thousands):

	Aeroglide		Silvue
	For the Period	For the Period	For the Period	For the Period
	April 1, 2008	January 1, 2008	April 1, 2008	January 1, 2008
	through Disposition	through Disposition	through Disposition	through Disposition
Net sales	$18,138	$34,294	$6,000	$11,465

Operating income	3,021	5,041	1,400	2,416
Other expense	(8)	(11)	(146)	(83)
Provision for income taxes	835	1,274	527	933
Noncontrolling interest	160	239	168	310

Income from discontinued operations (1)	$2,018	$3,517	$559	$1,090

(1)	For Aeroglide, the results above for the periods April 1, 2008 through disposition and January 1, 2008 through dispostion exclude $0.7 million and $1.6 million, respectively, of intercompany interest expense. For Silvue, the results above for the periods April 1, 2008 through disposition and January 1, 2008 through dispostion exclude $0.3 million and $0.6 million, respectively, of intercompany interest expense.
Note E — Business segment data
At June 30, 2009, the Company had six reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	AFM is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Anodyne Medical Device, Inc. (“Anodyne”), a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in Florida and its products are sold primarily in North America.

•	Fox Factory Holding Corp. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.

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
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for each reportable segment, except Fox, in each of the periods presented below. Fox recorded net sales to locations outside the United States of $21.0 million and $34.4 million for the three and six months ended June 30, 2009, respectively, and $24.7 million and $40.1 million for the three and six months ended June 30, 2008. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related amounts and charges not pushed down to the segments, which are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2009 and 2008 is presented below (in thousands):
Net sales of business segments

	Three-months Ended June 30,		Six-months Ended June 30,
	2009	2008	2009	2008
ACI	$10,775	$14,293	$22,763	$28,578
American Furniture	34,080	31,261	75,584	68,441
Anodyne	14,007	12,977	25,611	24,444
Fox	29,855	34,415	49,960	57,852
Halo	29,461	35,792	56,172	64,567
Staffmark	169,350	270,172	332,352	506,163

Total	287,528	398,910	562,442	750,045

Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$287,528	$398,910	$562,442	$750,045

Profit (loss) of business segments(1)

	Three-months Ended June 30,		Six-months Ended June 30,
	2009	2008	2009	2008
ACI	$4,400	$4,455	$8,024	$9,238
American Furniture	1,957	1,218	4,159	4,926
Anodyne	1,727	1,099	2,871	1,555
Fox	2,025	3,160	1,176	2,962
Halo	(65)	529	(2,117)	(246)
Staffmark (2)	(1,459)	4,346	(59,930)	5,755

Total	8,585	14,807	(45,817)	24,190

Reconciliation of segment profit (loss) to consolidated loss from continuing operations before income taxes:

Interest expense, net	(2,679)	(4,408)	(6,160)	(8,765)
Other income (expense)	(611)	102	(690)	357
Corporate and other (3)	(6,051)	(10,706)	(17,766)	(19,617)

Total consolidated loss from continuing operations before income taxes	$(756)	$(205)	$(70,433)	$(3,835)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Includes $50.0 million of goodwill impairment during the six months ended June 30, 2009. See Note G.

(3)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not “pushed down” to the segment. In addition, Corporate includes $9.8 million of Staffmark’s intangible asset impairment during the six months ended June 30, 2009, not “pushed down” to the segment. See Note G.
Accounts receivable and allowances

	Accounts Receivable	Accounts Receivable
	June 30,	December 31,
	2009	2008
ACI	$2,310	$3,131
American Furniture	12,101	11,149
Anodyne	7,128	6,919
Fox	15,283	10,201
Halo	18,151	29,358
Staffmark	90,009	108,101

Total	144,982	168,859

Reconciliation of segment data to consolidated totals:

Corporate and other	—	—

Total	144,982	168,859

Allowance for doubtful accounts	(4,962)	(4,824)

Total consolidated net accounts receivable	$140,020	$164,035

Goodwill and identifiable assets of business segments

					Depreciation and		Depreciation and
					Amortization Expense		Amortization Expense
			Identifiable	Identifiable	for the Three-months		for the Six-months
	Goodwill	Goodwill	Assets	Assets	Ended June 30,		Ended June 30,
	June 30, 2009	Dec. 31, 2008	June 30, 2009(1)	Dec. 31, 2008(1)	2009	2008	2009	2008
ACI	$50,717	$50,659	$19,932	$20,309	$947	$917	$1,890	$1,826
American Furniture	41,435	41,435	61,144	67,752	971	950	1,960	1,861
Anodyne	19,555	22,747	22,379	23,784	691	692	1,357	1,353
Fox	31,372	31,372	81,793	83,246	1,601	1,625	3,249	3,518
Halo	39,553	40,184	48,950	46,291	839	773	1,694	1,475
Staffmark	89,715	139,715	87,673	84,947	1,992	2,166	4,020	3,878

Total	272,347	326,112	321,871	326,329	7,041	7,123	14,170	13,911

Reconciliation of segment data to consolidated total:
Corporate and other identifiable assets	—	—	101,968	154,877	1,318	1,194	2,589	2,391
Amortization of debt issuance costs	—	—	—	—	440	497	910	982
Goodwill carried at Corporate level (2)	16,175	12,983	—	—	—	—	—	—

Total	$288,522	$339,095	$423,839	$481,206	$8,799	$8,814	$17,669	$17,284

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.
Note F — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

		December 31,
	June 30, 2009	2008
Machinery, equipment and software	$26,788	$26,024
Office furniture and equipment	10,111	10,501
Leasehold improvements	6,134	6,030

	43,033	42,555
Less: accumulated depreciation	(15,215)	(11,792)

Total	$27,818	$30,763

Depreciation expense was $2.1 million and $4.3 million for the three and six months ended June 30, 2009, respectively, and $2.2 million and $4.0 million for the three and six months ended June 30, 2008, respectively.
Inventory is comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials and supplies	$38,613	$34,405
Finished goods	17,944	17,571
Less: obsolescence reserve	(1,161)	(1,067)

Total	$55,396	$50,909

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
Based on the results of the annual impairment tests performed as of March 31, 2009, an indication of impairment existed at the Company’s Staffmark reporting unit. In each of the other businesses (reporting units) the result of the annual goodwill impairment test indicated that the fair value of the business exceeded its carrying value. Based on the results of the second step of the impairment test, the Company estimated that the carrying value of the Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, the Company recorded a $50.0 million pretax goodwill impairment charge to impairment expense on the Condensed Consolidated Statement of Operations during the six months ended June 30, 2009. The carrying amount of Staffmark exceeded its fair value due to the recent and projected significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed macroeconomic conditions and downward employment trends. The results of the annual impairment tests performed as of April 30, 2008 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the six months ended June 30, 2008.
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
A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2009 and the year ended December 31, 2008, is as follows (in thousands):

Balance at January 1, 2008	$218,817
Acquisition of businesses	117,031
Acquired goodwill in connection with Anodyne CEO promissory note	3,191
Adjustment to purchase accounting	56

Balance at December 31, 2008	339,095
Impairment at the Staffmark business segment	(50,000)
Acquisition of businesses (1)	1,009
Adjustment to purchase accounting	(1,582)

Balance at June 30, 2009	$288,522

(1)	The Company’s HALO and ACI business segments each acquired one add-on acquisition during the six months ended June 30, 2009.
Other intangible assets
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the phase-out of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark beginning in February 2009. The fair value of the CBS Personnel trade name was determined by applying the income approach to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million was recorded to impairment expense on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name will be amortized over 2.75 years.
Other intangible assets subject to amortization are comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

			Weighted
	June 30,	December 31,	Average
	2009	2008	Useful Lives
Customer relationships	$189,391	$187,669	12
Technology	37,959	37,959	8
Trade names, subject to amortization	25,300	24,500	12
Licensing and non-compete agreements	4,461	4,416	3
Distributor relations and backlog	1,380	1,380	4

	258,491	255,924
Accumulated amortization customer relations	(40,507)	(32,287)
Accumulated amortization technology	(8,874)	(6,388)
Accumulated amortization trade names, subject to amortization	(2,012)	(1,531)
Accumulated amortization licensing and non-compete agreements	(3,562)	(2,369)
Accumulated amortization distributor relations and backlog	(713)	(630)

Total accumulated amortization	(55,668)	(43,205)
Trade names, not subject to amortization (1)	26,332	36,770

Total	$229,155	$249,489

(1)	As discussed above, the Company’s CBS Personnel trade name was impaired during the six months ended June 30, 2009. As a result, the Company recorded an impairment charge of $9.8 million during the six months ended June 30, 2009.
Amortization expense was $6.3 million and $12.4 million for the three and six months ended June 30, 2009, respectively, and $6.1 million and $12.3 million for the three and six months ended June 30, 2008, respectively.
Note H — Debt
At June 30, 2009, the Company had $77.0 million outstanding of its Term Loan Facility under its Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $77.0 million which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $10 million, subject to certain restrictions and Lender approval. The fair value of the Term Loan Facility as of June 30, 2009 was approximately $68.3 million, and was calculated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
The Company had $0.5 million outstanding borrowings under its Revolving Credit Facility at June 30, 2009. The Company had approximately $183.3 million in borrowing base availability under its Revolving Credit Facility at June 30, 2009. Letters of credit outstanding at June 30, 2009 totaled approximately $68.7 million. At June 30, 2009, the Company was in compliance with all covenants.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at June 30, 2009
	Carrying
Liabilities:	Value	Level 1	Level 2	Level 3
Derivative liability — interest rate swap	$2,330	$—	$2,330	$—
Supplemental put obligation	4,994	—	—	4,994
Stock option of minority shareholder (1)	200	—	—	200

(1)	Represents a former employee’s option to purchase additional common stock in Anodyne.

	Fair Value Measurements at December 31, 2008
	Carrying
Liabilities:	Value	Level 1	Level 2	Level 3
Derivative liability — interest rate swap	$5,242	$—	$5,242	$—
Supplemental put obligation	13,411	—	—	13,411
Stock option of minority shareholder	200	—	200	—
A reconciliation of the change in the carrying value of our level 3, supplemental put liability from January 1, 2009 through June 30, 2009 and from January 1, 2008 through June 30, 2008 is as follows (in thousands):

	2009	2008
Balance at January 1	$13,411	$21,976
Supplemental put expense (reversal)	(8,159)	2,318

Balance at April 1	5,252	24,294
Supplemental put expense (reversal)	(258)	4,276

Balance at June 30	$4,994	$28,570

Valuation Techniques
The Company’s derivative instrument consists of an over-the-counter (OTC) interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The stock option of the noncontrolling shareholder was determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized its interest rate swap contract as Level 2 and the stock option of the noncontrolling shareholder as Level 3.
The Company’s Manager, CGM is the owner of 100% of the Allocation Interests in the Company. Concurrent with our initial public offering in 2006 (“IPO”), CGM and the Company entered into a Supplemental Put Agreement, which requires the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its original basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses using a discounted future cash flow model for the purpose of determining the potential liability associated with the Supplemental Put Agreement. The Company uses the following key assumptions in measuring the fair value of the supplemental put: (i) financial and market data of publicly traded companies deemed to be comparable to each of the Company’s businesses and (ii) financial and market data of comparable merged, sold or acquired companies. Any change in the potential liability is accrued currently as an adjustment to earnings. The implementation of SFAS 157 did not result in any material changes to the models or processes used to value this liability.
During the first quarter of 2009, the inputs utilized in connection with the fair value analysis of the Stock option of noncontrolling shareholder were no longer available in publicly quoted markets. As a result, the inputs were unobservable and the fair value was moved from the Level 2 column to the Level 3 column of the table above. The following table details the change in the Company’s Level 3 liabilities (in thousands):

Balance at January 1, 2009	$—
Transfer in from Level 2	200

Balance at June 30, 2009	$200

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009				Gains/(losses)
	Carrying				Three months Ended June 30,		Six months Ended June 30,
Assets:	Value	Level 1	Level 2	Level 3	2009	2008	2009	2008
Goodwill (1)	$88,640	$—	$—	$88,640	$—	$—	$(50,000)	$—

(1)	Represents the fair value of goodwill at the Staffmark business segment, including a $1.1 million reduction in goodwill allocated from the corporate level, subsequent to the goodwill impairment charge recognized during the first quarter of 2009. See Note G for further discussion regarding impairment and valuation techniques applied.
Note J — Derivative instruments and hedging activities
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.
The Company’s objective for entering into the Swap is to manage the interest rate exposure on its Term Loan Facility by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The Swap is designated as a cash flow hedge, accordingly, changes in the fair value of the swap are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. For the three and six months ended June 30, 2009, the Company recorded a $0.3 million gain and a $0.4 million gain to accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2008, the Company recorded a $3.7 million gain and a $1.2 million gain to accumulated other comprehensive loss, respectively.
On February 18, 2009, the Company terminated a portion of its Swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.5 million from accumulated other comprehensive loss into earnings. This reclassification is included in Loss on debt repayment in the Condensed Consolidated Results of Operations.
The following table provides the fair value of the Company’s cash flow hedge as well as its location on the balance sheet as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,	Balance Sheet
Liability	2009	2008	Location
Cash flow hedge current	$1,565	$2,691	Other current liabilities
Cash flow hedge non-current	765	2,551	Other non-current liabilities
Total	$2,330	$5,242

Note K — Comprehensive income (loss)
The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three-months Ended		Six-months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) attributable to Holdings	$627	$72,602	$(26,691)	$71,808
Other comprehensive income:
Unrealized gain on cash flow hedge	266	3,667	395	1,240
Reclassification adjustment for cash flow hedge losses realized in net income (loss)	—	—	2,517	—

Total other comprehensive income	266	3,667	2,912	1,240

Total comprehensive income (loss)	$893	$76,269	$(23,779)	$73,048

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
•	On January 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of January 23, 2009.
•	On April 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2009.
•	On July 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of July 24, 2009.
In connection with the adoption of SFAS No. 160 on January 1, 2009, the Company reclassified noncontrolling interest to stockholders’ equity. SFAS No. 160 was applied prospectively with the exception of presentation and disclosure requirements which shall be applied retrospectively for all periods presented.
On June 9, 2009, the Company completed a secondary offering of 5,100,000 Trust shares at an offering price of $8.85 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $42.1 million. The Company plans to use the proceeds for general corporate purposes.
Note M — Warranties
The Company’s Fox and Anodyne business segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2009 and the year ended December 31, 2008 is as follows (in thousands):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2009	2008
Beginning balance	$1,541	$1,023
Accrual	775	2,050
Warranty payments	(651)	(1,532)

Ending balance	$1,665	$1,541

Note N — Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note O — Noncontrolling interest
In April 2009, the Company amended the Staffmark intercompany credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of debt for Staffmark common stock. As a result of this transaction, the Company’s ownership percentage of the outstanding stock of Staffmark increased to 75.7% on a primary basis and 73.3% on a fully diluted basis, and the noncontrolling interest in Staffmark decreased from 33.7% to 24.3%. In addition, as a result of the exchange the Company received cash from a noncontrolling shareholder and recorded an increase to noncontrolling interest of $4.9 million. The receipt of the noncontrolling shareholder contribution is included in Changes in noncontrolling interest on the Company’s Condensed Consolidated Statement of Cash Flows.
Note P — Subsequent events
The Company has evaluated subsequent events through the filing of this Form 10-Q on August 10, 2009, and determined there have not been any events that have occurred that would require adjustments to the unaudited Condensed Consolidated Financial Statements.

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
Overview
Compass Diversified Holdings, a Delaware statutory trust, was organized in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
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
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of nearly 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
In addition, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one, especially in the current stagnant credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
We are beginning to see a recent uptick in deal flow activity compared to the previous quarter even though deal flow is significantly below activity experienced in prior years.
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
We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any noncontrolling interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits Staffmark	Anodyne	HALO	American Furniture	Fox
Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC
in thousands

				Pro-forma
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$287,528	$398,910	$562,442	$781,118
Cost of sales	223,362	311,049	440,667	613,870

Gross profit	64,166	87,861	121,775	167,248
Staffing, selling, general and administrative expense	51,778	69,312	110,473	136,028
Fees to manager	3,422	3,544	6,494	7,230
Supplemental put expense	(258)	4,276	(8,417)	6,594
Amortization of intangibles	6,250	6,131	12,446	12,562
Impairment expense	—	—	59,800	—

Income (loss) from operations	$2,974	$4,598	$(59,021)	$4,834

Net sales
On a consolidated basis, net sales decreased $111.4 million and $218.7 million in the three and six month periods ended June 30, 2009 compared to the same periods in 2008. These decreases for both the three and six month periods are due principally to decreased revenues at Staffmark, Advanced Circuits, Fox and Halo segments offset in part by increased net sales at American Furniture and Anodyne. Revenues at Staffmark decreased $100.8 million and $204.9 million during the three and six month periods ended June 30, 2009 compared to the same periods in 2008. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of net sales.
We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company is the result of interest payments on those loans, amortization of those loans and, in some cases, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.
Cost of sales
On a consolidated basis, cost of sales decreased approximately $87.7 million and $173.2 million in the three and six month periods ended June 30, 2009, respectively. These decreases are due almost entirely to the corresponding decrease in net sales. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of cost of sales.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense decreased approximately $17.5 million and $25.6 million in the three and six month periods ended June 30, 2009, respectively. These decreases are due principally to cost cutting measures enacted at the segment level in response to the softening economy and its negative impact on sales and operating income. Additionally, costs directly tied to sales, such as commission expense declined as a direct result of the decrease in net sales. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of staffing, selling, general and administrative expense by segment. At the corporate level selling, general and administrative costs decreased approximately $0.2 million in the three and six months ended June 30, 2009 compared to the same periods in 2008.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended June 30, 2009 and 2008 we incurred approximately $3.4 million and $3.5 million, respectively, in expense for these fees. For the six-months ended June 30, 2009 and 2008 we incurred approximately $6.5 million and $7.2 million, respectively, in expense for these fees. The decrease in management fees for the six months ended June 30, 2009 is due principally to the decrease in consolidated adjusted net assets as of June 30, 2009 resulting from the $75.0 million pay down of our Term Loan Facility with available cash in February 2009.
Supplemental put expense
Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. We reversed approximately $0.3 million and $8.4 million in non-cash charges during the three and six-months ended June 30, 2009, respectively, based on lower valuations attributed to some of our subsidiaries compared to valuations determined at the beginning of the respective period. The decrease in supplemental put expense in both the three and six months ended June 30, 2009 compared to the same periods in 2008 is attributable to the decrease in the fair value of our businesses during 2009.
Impairment expense
Based on the results of our annual impairment tests performed as of March 31, 2009 an indication of impairment existed at the Staffmark reporting unit. In each of our other businesses (reporting units) the result of the annual goodwill impairment test indicated that the fair value of the business exceeded its carrying value. Based on the results of the second step of the impairment test at Staffmark, we estimated that the carrying value of Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, we recorded a $50.0 million pretax goodwill impairment charge for the six months ended June 30, 2009. The results of the annual impairment tests performed as of April 30, 2008 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the six months ended June 30, 2008.
In connection with the annual goodwill impairment we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name, based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting units business to Staffmark beginning in February 2009. During the six months ended June 30, 2009, we recorded an asset impairment charge of approximately $9.8 million at the corporate level to decrease the carrying value of the CBS personnel trade name to its fair value.
Results of Operations — Our Businesses
The following discussion reflects a comparison of the historical and, where appropriate, pro-forma results of operations for each of our businesses for the three- and six-month periods ending June 30, 2009 and June 30, 2008, which we believe the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.
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
While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues have remained strong in spite of lagging sales, as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong despite lagging sales in 2009 resulting from the global economic softening.

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three- and six-month periods ended June 30, 2009 and June 30, 2008.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$10,775	$14,293	$22,763	$28,578
Cost of sales	4,603	6,104	9,654	12,168

Gross profit	6,172	8,189	13,109	16,410
Selling, general and administrative expense	979	2,964	3,501	5,622
Fees to manager	125	124	250	250
Amortization of intangibles	668	646	1,334	1,300

Income from operations	$4,400	$4,455	$8,024	$9,238

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Net sales
Net sales for the three months ended June 30, 2009 decreased approximately $3.5 million over the corresponding three month period ended June 30, 2008. Decreased sales from long-lead time and sub-contract PCBs ($2.4 million), quick-turn production ($0.5 million) and prototype PCBs ($0.9 million) are responsible for this decrease. These decreases are the result of the overall economic slowdown in the economy and we expect that net sales for the remainder of fiscal 2009 will track lower than comparable periods in 2008. Sales from quick-turn and prototype PCB’s represented approximately 70.0% of gross sales in the three months ended June 30, 2009 compared to 63.5% in the same period of 2008. This increase in the percent of net sales in 2009 is due to the fact that these sales are impacted less by the overall economic slowdown than long-lead and subcontract sales whose end user is often the retail market.
Cost of sales
Cost of sales for the three months ended June 30, 2009 decreased approximately $1.5 million. This decrease is principally due to the corresponding decrease in sales. Gross profit as a percentage of sales remained consistent at 57.3% during the three months ended June 30, 2009 when compared to the same period in 2008. Manufacturing inefficiencies resulting from the decreased volume in 2009 was offset by slight decreases in raw material costs associated with commodity items such as glass, copper and gold.
Selling, general and administrative expense
Selling, general and administrative expense decreased $2.0 million during the three months ended June 30, 2009 compared to the same period in 2008. This decrease is due principally to the impact of reversing a portion of the management loan forgiveness cost of $1.3 million, which consists of $0.4 million in charges reflected in 2008 coupled with $0.9 million in previously booked charges reversed during the three months ended June 30, 2009 compared to 2008, and decreases in direct labor costs and employee retention programs due principally to lower sales volume and a favorable sales mix in 2009.
Income from operations
Income from operations for the three months ended June 30, 2009 was approximately $4.4 million, a decrease of $0.1 million over the same period in 2008 primarily as a result of those factors described above.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Net sales
Net sales for the six months ended June 30, 2009 were approximately $22.8 million compared to approximately $28.6 million for the same period in 2008, a decrease of approximately $5.8 million or 20.3%. Decreased sales from long-lead time and sub-contract PCBs ($3.8 million), quick-turn production ($0.9 million) and prototype PCBs ($1.8 million) are responsible for this decrease. These decreases are the result of the overall economic slowdown in the economy and we expect that net sales for the remainder of fiscal 2009 will track lower than comparable periods in 2008. These decreases were offset in part by an increase in assembly sales ($0.7 million). Sales from quick-turn and prototype PCBs represented approximately 68.4% of gross sales in the six months ended June 30, 2009 compared to 64.6% in the same period of 2008. This increase in the percent of net sales is due to the fact that these sales are impacted less by the overall economic slowdown than long-lead and subcontract sales whose end user is often the retail market.
Cost of sales
Cost of sales for the six months ended June 30, 2009 was approximately $9.7 million compared to approximately $12.2 million for the same period in 2008, a decrease of approximately $2.5 million or 20.7%. The decrease in cost of sales is almost entirely due to the decrease in sales. Gross profit as a percentage of sales was consistent during the six months ended June 30, 2009 when compared to the same period in 2008 (57.6% at June 30, 2009 vs. 57.4% at June 30, 2008). Manufacturing inefficiencies resulting from the decreased volume in 2009 was offset by slight decreases in raw material costs associated with commodity items such as glass, copper and gold an a favorable sales mix in 2009.
Selling, general and administrative expense
Selling, general and administrative expense decreased approximately $2.1 million in the six months ended June 30, 2009 compared to same period in 2008 largely as a result of the impact of reversing a portion of the management loan forgiveness cost of $1.2 million, which consists of $0.7 million in charges reflected in 2008 coupled with $0.5 million in previously booked charges reversed during the six months ended June 30, 2009 compared to 2008. Not taking into account the 2009 reversal of loan forgiveness costs, selling, general and administrative costs decreased approximately $0.9 million during the six month period ended June 30, 2009 compared to the same period in 2008 due to decreases in direct labor costs and employee retention programs due principally to the lower sales volume.
Income from operations
Income from operations was approximately $8.0 million for the six months ended June 30, 2009 compared to $9.2 million for the same period in 2008, a decrease of $1.2 million based on the factors described above.
American Furniture
Overview
Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. American Furniture is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.
American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair and (iv) accent tables. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.
Results of Operations
The table below summarizes the income from operations data for American Furniture for the three and six-month periods ended June 30, 2009 and June 30, 2008.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$34,080	$31,261	$75,584	$68,441
Cost of sales	26,746	24,811	60,311	53,736

Gross profit	7,334	6,450	15,273	14,705
Selling, general and administrative expense	4,519	4,373	9,397	8,062
Fees to manager	125	125	250	250
Amortization of intangibles	733	734	1,467	1,467

Income from operations	$1,957	$1,218	$4,159	$4,926

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Net sales
Net sales for the three months ended June 30, 2009 increased approximately $2.8 million over the corresponding three months ended June 30, 2008. Stationary product sales increased approximately $4.3 million which was offset in part by a decrease in motion and recliner sales totaling approximately $1.5 million. The increase in net sales of stationary product is principally due to our inability to ship product in 2008 as a result of lack of product resulting from fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. The decrease in net sales of motion and recliner product in 2009 is the result of the continuing soft retail environment in those more expensive retail categories. Stationary product represented 71.3% of net sales in the second quarter of 2009 compared to 63.0% in 2008.
Cost of sales
Cost of sales increased approximately $1.9 million in the three months ended June 30, 2009 compared to the same period of 2008 and is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 21.5% in the three months ended June 30, 2009 compared to 20.6% in the corresponding period in 2008. The increase of 0.9% is attributable to raw material price decreases, particularly foam and steel, and labor efficiencies realized in the manufacturing recovery process subsequent to the fire in 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2009 increased approximately $0.1 million compared to the same period in 2008. This increase is largely a product of the business interruption insurance proceeds recorded during the second quarter of 2008 totaling approximately $0.9 million, which was offset in part by a reduction in fuel costs in 2009 totaling $0.7 million. Fuel costs were lower in the three month period ended June 30, 2009 due to; (i) lower per gallon fuel prices and (ii) an increase in the number of shipments being carried by outside carriers in 2009 compared to 2008.
Income from operations
Income from operations increased approximately $0.7 million to $2.0 million for the three months ended June 30, 2009 compared to $1.2 million in the three months ended June 30, 2008 due principally to the increase in net sales and to other factors as described above.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Net sales
Net sales for the six months ended June 30, 2009 increased $7.1 million from the corresponding six months ended June 30, 2008. Stationary product sales increased $9.1 million in the 2009 period and motion and recliner product sales decreased approximately $2.0 million. The increase in net sales of stationary product is principally due to our inability to ship product in 2008 as a result of lack of product resulting from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. The decrease in net sales of motion and recliner product is the result of the continuing soft retail environment in those more expensive retail categories. Stationary product represented 70.0% of net sales in the first six months of 2009 compared to 64.0% in the same period of 2008.
Cost of sales
Cost of sales increased approximately $6.6 million in the six months ended June 30, 2009 compared to the same period of 2008 due principally to the corresponding increase in sales. Gross profit as a percentage of sales was 20.2% in the six months ended June 30, 2009 compared to 21.5% in the corresponding period in 2008. The reduction of 1.3% in 2009 is attributable to the impact from the business interruption insurance proceeds ($3.3 million) recorded directly to cost of sales in 2008 which significantly increased the gross profit percentage in 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2009 increased approximately $1.3 million compared to the same period of 2008. This increase is largely a product of the business interruption insurance proceeds recorded during 2008 totaling approximately $2.8 million, which was offset in part by a reduction in fuel costs in 2009 totaling $1.3 million. Fuel costs were lower in the six month period ended June 30, 2009 due to; (i) lower per gallon fuel prices and (ii) an increase in the number of shipments being carried by outside carriers in 2009 compared to 2008.
Income from operations
Income from operations decreased approximately $0.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the increase in sales, general and administrative expense and other factors as described above.

Anodyne Medical Device
Overview
Anodyne, with operations headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets.
The Anodyne group of companies includes SenTech Medical Systems (“SenTech”), AMF Support Surfaces (“AMF”), PrimaTech Medical Systems (“PrimaTech”) and Anatomic Concepts (“Anatomic”). Anodyne’s consolidation of these companies marks the medical support surface industry’s first opportunity to source all leading product technologies from a single vendor.
Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the Anodyne portfolio of products to one of three end markets: (i) hospitals, (ii) long term care facilities and (iii) home health care organizations. The level of sophistication largely varies for each product, as some customers require non-powered foam surfaces while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces. The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech, products, which are manufactured in Taiwan) and are Food and Drug Administration (“FDA”) compliant.
Results of Operations
The table below summarizes the income from operations data for Anodyne for the three- and six-month periods ended June 30, 2009 and June 30, 2008.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$14,007	$12,977	$25,611	$24,444
Cost of sales	9,964	9,484	18,179	17,923

Gross profit	4,043	3,493	7,432	6,521
Selling, general and administrative expense	1,857	1,936	3,645	4,050
Fees to manager	88	88	175	175
Amortization of intangibles	371	370	741	741

Income from operations	$1,727	$1,099	$2,871	$1,555

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Net sales
Net sales for the three months ended June 30, 2009 increased approximately $1.0 million over the corresponding three months ended June 30, 2008. Sales of non-powered products increased by $3.1 million in the second quarter of 2009 and of this amount $2.6 million of the increase is attributable to new product offerings. The total increase of non-powered products of $3.1 million was offset in part by a decrease of $2.1 million in the higher priced, more capital intensive powered products where cutbacks in healthcare institutional spending was more severe.
Cost of sales
Cost of sales increased approximately $0.5 million in the three months ended June 30, 2009 compared to the same period of 2008, primarily due to increased volume and increased raw material costs. These increases were offset in part by reductions in labor and manufacturing overhead costs. Gross profit as a percentage of sales was 28.9% in the three months ended June 30, 2009 compared to 26.9% in the corresponding period in 2008. The increase of 2.0% in 2009 is principally due to labor efficiencies realized and higher selling prices offset in part by higher raw material costs and an unfavorable sales mix when compared to the same period in 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2009 decreased approximately $0.1 million compared to the same period of 2008. This decrease is principally the result of a reduction in costs associated with the Hollywood Capital management services agreement incurred in 2008. This agreement was terminated in October 2008.

Income from operations
Income from operations increased approximately $0.6 million to $1.7 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due principally to those factors described above.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Net sales
Net sales for the six months ended June 30, 2009 increased approximately $1.2 million over the corresponding six months ended June 30, 2008. Sales of non-powered products increased by $4.7 million in the first six months of 2009 and of this amount $3.5 million of the increase is attributable to new product offerings. The total increase of non-powered products of $4.7 million was offset in part by a decrease of $3.5 million in the higher priced, more capital intensive powered products due to reduced healthcare institutional spending and the timing of recording for some of our customers who place orders in large quantities.
Cost of sales
Cost of sales increased approximately $0.3 million in the six months ended June 30, 2009 compared to the same period of 2008, primarily due to increased volume and increased raw material costs. Reductions in labor and manufacturing overhead costs substantially offset these increases. Gross profit as a percentage of sales was 29.0% in the six months ended June 30, 2009 compared to 26.7% in the corresponding period in 2008. The increase of 2.3% in 2009 is principally due to labor efficiencies realized during the period and higher selling prices offset in part by higher raw material costs and an unfavorable sales mix when compared to 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2009 decreased approximately $0.4 million compared to the same period of 2008. This decrease is principally the result of a reduction in costs associated with the Hollywood Capital management services agreement incurred in 2008. This agreement was terminated in October 2008.
Income from operations
Income from operations for the six months ended June 30, 2009 increased approximately $1.3 million over the corresponding period in 2008, due principally to those factors described above.
Fox Factory
Overview
Founded in 1974 and headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all terrain vehicles, snowmobiles and other off-road vehicles. Fox both acts as a tier one supplier to leading action sport original equipment manufacturers (OEM) and provides aftermarket products to retailers and distributors. Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike.
Results of Operations
The table below summarizes the income from operations data for Fox Factory for the three- and six-month periods ended June 30, 2009 and June 30, 2008.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$29,855	$34,415	$49,960	$57,852
Cost of sales	21,380	24,896	36,259	42,837

Gross profit	8,475	9,519	13,701	15,015
Selling, general and administrative expense	5,021	4,931	9,667	8,915
Fees to manager	125	125	250	246
Amortization of intangibles	1,304	1,303	2,608	2,892

Income from operations	$2,025	$3,160	$1,176	$2,962

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Net sales
Net sales for the three months ended June 30, 2009 decreased $4.6 million or 13.3% compared to the corresponding three month period ended June 30, 2008. The decrease in net sales are a result of decreases in sales to OEMs totaling $3.9 million, coupled with a decrease in aftermarket and service revenues totaling $0.7 million. The decrease in sales is attributable to the weak economic conditions and credit tightening in 2009. OEM sales represented 72.1% and 73.8% of net sales during the three months ended June 30, 2009 and June 30, 2008, respectively.
Cost of sales
Cost of sales for the three months ended June 30, 2009 decreased $3.5 million or 14.1% versus the corresponding period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of sales increased during the three months ended June 30, 2009 (28.4% at June 30, 2009 vs. 27.7% at June 30, 2008) largely due to lower freight costs as a larger portion of our shipments were expedited via air in 2008.
Income from operations
Income from operations for the three months ended June 30, 2009 decreased approximately $1.1 million compared to the corresponding period in 2008 based principally on the decrease in net sales and other factors described above.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Net sales
Net sales for the six months ended June 30, 2009 decreased $7.9 million or 13.6% compared to the corresponding period in 2008. The decrease in net sales was driven by reduced sales to OEM’s, which decreased by $7.5 million or 17.7%, and reduced aftermarket sales, which decreased $0.4 million. The decrease in sales is attributable to the weak economic conditions and credit tightening in 2009. OEM sales represented 70.0% and 73.9% of net sales during the six months ended June 30, 2009 and 2008, respectively.
Cost of sales
Cost of sales for the six months ended June 30, 2009 decreased $6.6 million or 15.4% compared to the corresponding period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of sales increased during the six months ended June 30, 2009 (27.4% at June 30, 2009 vs. 26.0% at June 30, 2008) due to a favorable sales mix as a larger proportion of our sales were in the aftermarket category which typically carry higher margins than OEMs and to a lesser extent a reduction in expedited freight costs due to more efficient procurement procedures in 2009 compared to 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2009 increased $0.8 million in the six months ended June 30, 2009 compared to the corresponding period in 2008. This increase is primarily the result of increases in engineering and sales costs.
Amortization of intangibles
Amortization expense for the six months ended June 30, 2009 decreased $0.3 million compared to the corresponding period in 2008. The decrease is attributable to an intangible asset recorded as part of the initial purchase price allocation in 2008 that was fully amortized during the six months ended June 30, 2008.
Income from operations
Income from operations for the six months ended June 30, 2009 decreased approximately $1.8 million compared to the same period in 2008 based principally on those factors described above.

Halo
Overview
Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, Illinois, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 90% of Halo’s products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the income from operations data for HALO for the three-month and six-month periods ended June 30, 2009 and June 30, 2008:

	Three-months ended		Six-months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$29,461	$35,792	$56,172	$64,567
Cost of sales	17,705	22,255	34,678	40,665

Gross profit	11,756	13,537	21,494	23,902
Selling, general and administrative expense	11,059	12,293	22,089	22,762
Fees to manager	125	125	250	250
Amortization of intangibles	637	590	1,272	1,136

Income (loss) from operations	$(65)	$529	$(2,117)	$(246)

Three-months ended June 30, 2009 compared to the three-months ended June 30, 2008.
Net sales
Net sales for the three months ended June 30, 2009 decreased approximately $6.3 million over the corresponding three months ended June 30, 2008. Net sales attributable to acquisitions made since June 30, 2008 accounted for approximately $2.5 million in net sales in during the three months ended 2009. Sales to existing accounts decreased approximately $8.8 million or 24.6% during the three months ended June 30, 2008 compared to the same period in 2008. This significant decrease in sales is attributable to a reduction in advertising and merchandising spending by Halo’s corporate customers in response to the impact of the current economic conditions. The decrease is being experienced across all product lines and customer types and we expect that sales will continue to lag significantly behind 2008 results through the remainder of the fiscal year.
Cost of sales
Cost of sales for the three months ended June 30, 2009 decreased approximately $4.6 million. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.9% and 37.8% of net sales for the three-month periods ended June 30, 2009 and June 30, 2008, respectively. The increase in gross profit as a percent of sales is attributable to a favorable sales mix and increases in supplier rebates during the quarter ended June 30, 2009.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2009, decreased approximately $1.2 million compared to the same period in 2008. This decrease is largely the result of decreased direct commission expense as a result of the decline in net sales ($0.9 million) and decreased acquisition related costs ($0.6 million), offset in part by increases in professional fees ($0.2 million) and bad debt expense ($0.2 million).
Income (loss) from operations
Income (loss) from operations decreased $0.6 million in the three months ended June 30, 2009 to a loss of $0.1 million compared to the three months ended June 30, 2008 based on the factors described above, particularly the decline in net sales.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Net sales
Net sales for the six months ended June 30, 2009 decreased approximately $8.4 million over the corresponding period in 2008. Net sales attributable to acquisitions made since June 30, 2008 accounted for approximately $8.7 million in net sales during the six months ended June 30, 2009 while sales to existing customers decreased $17.1 million or 26.5% during this same period. This significant decrease in sales is attributable to a reduction in advertising and merchandising spending by Halo’s corporate customers in response to the impact of current economic conditions. The decrease is being experienced across all product lines and customer types and we expect that sales will continue to lag significantly behind 2008 results through the remainder of the fiscal year.
Cost of sales
Cost of sales for the six months ended June 30, 2009 decreased approximately $6.0 million compared to the same period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.3% and 37.0% of net sales for the six month periods ended June 30, 2009 and June 30, 2008, respectively. The increase in gross profit as a percent of sales is attributable to a favorable sales mix and increases in supplier rebates during the six months ended June 30, 2009 compared to the corresponding period in 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2009 decreased approximately $0.7 million. This decrease is largely the result of decreased direct commission expense as a result of the decline in net sales ($1.5 million) and decreased acquisition related costs ($0.2 million), offset in part by increases in health insurance costs ($0.4 million), professional fees and rent expense ($0.3 million) and bad debt expense ($0.3 million).
Amortization of intangibles
Amortization expense increased approximately $0.1 million in the six months ended June 30, 2009 compared to the same period in 2008. This increase is due to additional amortization costs in 2009 resulting from recent acquisitions.
Loss from operations
Loss from operations was approximately $2.1 million and $0.2 million during the six months ended June 30, 2009 and June 30, 2008, respectively, based principally on those factors described above.
Staffmark
Overview
Staffmark (formerly known as CBS Personnel), a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. Staffmark serves over 6,500 corporate and small business clients and during an average week places over 26,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, and construction, industrial, healthcare and financial sectors.
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

According to the U.S. Bureau of Labor Statistics, since the recession began in December 2007, 6.5 million jobs have been lost with over two-thirds (4.7 million) of the decrease occurring in the last 8 months. Temporary staffing has been impacted especially hard, posting 24 consecutive months of year-over-year declines.
Results of Operations
The table below summarizes the income from operations data for Staffmark for the three month periods ended June 30, 2009 and June 30, 2008 and income from operations data for the six-month period ended June 30, 2009 and the pro forma income from operations data for the six month period ended June 30, 2008, prepared as if Staffmark was acquired on January 1, 2008. CBS personnel acquired Staffmark on January 21, 2008.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
				(pro forma)
Service revenues	$169,350	$270,172	$332,352	$537,236
Cost of services	142,966	223,504	281,594	446,549

Gross profit	26,384	46,668	50,758	90,687
Staffing, selling, general and administrative expense	26,420	40,711	57,842	82,358
Fees to manager	210	323	420	668
Amortization of intangibles	1,213	1,288	2,426	2,627
Impairment expense	—	—	50,000	—

Income (loss) from operations	$(1,459)	$4,346	$(59,930)	$5,034

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Revenues
Revenues for the three months ended June 30, 2009 decreased $100.8 million over the corresponding three months ended June 30, 2008. This reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the significant downturn in the economy and its impact on temporary staffing. Approximately $2.5 million of the decrease is related to declining revenues for permanent staffing services as clients were affected by significantly weaker economic conditions. We have experienced improvement in weekly revenues over the course of the quarter ended June 30, 2009. However, until we witness sustained temporary staffing job creation and signs of a strengthening global economy, we expect to continue to experience depressed revenues, through fiscal 2009.
Cost of services
Direct cost of services for the three months ended June 30, 2009 decreased approximately $80.5 million when compared to the same period in 2008. This decrease is principally the direct result of the decrease in service revenues. Gross profit as a percentage of revenues was approximately 15.6% and 17.3% for the three-month periods ended June 30, 2009 and June 30, 2008, respectively. The majority of the decrease is attributable to reduced permanent staffing services, which carries a higher profit margin. Additionally, we continue to be impacted by downward pricing pressure based on client demand brought on by current economic conditions.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the three months ended June 30, 2009, decreased approximately $14.2 million compared with the same period in 2008. Management has continued to take measures to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact of the current economic environment. This cost reduction program will continue through fiscal 2009. Additionally, we incurred approximately $1.3 million in one-time, non-recurring expenses in the three months ended June 30, 2008 related to restructuring costs and the integration of the Staffmark acquisition. In the same period in 2009, we incurred only $0.2 million in integration costs.
Income (loss) from operations
Income (loss) from operations decreased approximately $5.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 based on the factors described above.

Six months ended June 30, 2009 compared to the pro forma six months ended June 30, 2008.
Revenues
Revenues for the six months ended June 30, 2009 decreased approximately $204.9 million over the corresponding six months ended June 30, 2008. This reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the significant downturn in the economy. Approximately $4.6 million of the decrease is related to declining revenues for permanent staffing services as clients were negatively affected by weaker economic conditions. Based on current economic conditions, we expect to continue to experience depressed revenues, through fiscal 2009.
Cost of services
Direct cost of services for the six months ended June 30, 2009 decreased approximately $165.0 million from the same period in 2008. This decrease is principally the direct result of the decrease in service revenues. Gross profit as a percentage of revenues was approximately 15.3% and 16.9% for the six-month periods ended June 30, 2009 and June 30, 2008, respectively. The majority of the decrease is the result of reduced permanent staffing services, which carries a higher profit margin. In addition, we continue to be impacted by downward pricing pressure based on client demand brought on by current economic conditions.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the six months ended June 30, 2009 decreased approximately $24.3 million compared to the same period in 2008. Management has taken measures to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact of the current weak economic environment. We incurred approximately $1.8 million and approximately $3.4 million in costs during the six months ended June 30, 2009 and June 30, 2008, respectively, in one-time, non-recurring expenses related to the integration of the Staffmark and CBS Personnel operations and restructuring of the organization.
Impairment expense
Based on the results of our annual goodwill impairment test performed as of March 31, 2009, an indication of goodwill impairment existed. Based on the results of the second step of the goodwill impairment test, we calculated that the carrying amount of goodwill exceeded its fair value by approximately $50.0 million. Therefore, we recorded a $50.0 million pretax goodwill impairment charge during the six-month period ended June 30, 2009. The carrying amount of goodwill exceeded the fair value due to the recent and projected, significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed macroeconomic conditions and downward employment trends.
Income (loss) from operations
Income (loss) from operations decreased approximately $65.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 based principally on the factors described above.

Liquidity and Capital Resources
For the six-months ended June 30, 2009, on a consolidated basis, cash flows provided by operating activities totaled approximately $16.8 million, which represents an $8.3 million decrease in cash flows provided by operating activities compared to the six-month period ended June 30, 2008 and is principally the result of the reduction in sales and operating profits of our businesses. Consolidated net income (loss), adjusted for non-cash activity decreased approximately $17.7 million in 2009 compared to the same period in 2008. This decrease was offset in part by cash flows provided by net positive changes to operating assets and liabilities of $9.4 million during these same periods. The decline in consolidated net sales, production levels and operating profit due to the current depressed economic environment all contributed to these variances.
Cash flows used in investing activities totaled approximately $3.3 million for the six months ended June 30, 2009, which reflects proceeds from asset sales totaling approximately $0.2 million during 2009 offset in part by maintenance capital expenditures of approximately $1.8 million and net costs associated with add-on acquisitions at Halo and Advanced Circuits totaling approximately $1.7 million.
Cash flows used in financing activities totaled approximately $52.8 million for the six months ended June 30, 2009, principally reflecting: (i) distributions paid to shareholders during the year totaling approximately $21.4 million; (ii) scheduled amortization of our Term Loan Facility of $1.0 million; and (iii) repayment of our Term Loan Facility of $75.0 million together with $2.5 million in cancellation fees paid for terminating that portion of an interest rate swap connected to the Term Loan Facility repaid. These cash outflows were offset in part by proceeds received from non-controlling interests in exchange for stock in Staffmark totaling of $4.9 million and net proceeds from our June 2009 stock offering totaling $42.1 million.
At June 30, 2009 we had approximately $58.2 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term U.S. government securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.
We had the following outstanding loans due from each of our businesses at June 30, 2009:
•	Advanced Circuits — $55.6 million;
•	American Furniture — $66.5 million;
•	Anodyne — $16.9 million;
•	Staffmark — $69.2 million;
•	Fox Factory — $53.6 million; and
•	HALO — $49.3 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
In April 2009 we amended the Staffmark inter-company credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of the debt for common stock in Staffmark. A noncontrolling shareholder participated in this exchange. As a result of this transaction we currently own 75.7% of the outstanding common stock of Staffmark on a primary basis and 73.3% on a fully diluted basis.
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
We reversed non-cash charges to earnings of approximately $8.4 million during the six-months ended June 30, 2009 in order to recognize a reduction in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $5.0 million is reflected in our Condensed Consolidated Balance Sheet, which represents our estimated liability for this obligation at June 30, 2009.

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as periodically approved by our Board of Directors, over the next twelve months. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $77.0 million, which matures in December 2013. At June 30, 2009 we had outstanding borrowings of $0.5 million under the Revolving Credit Facility portion of our Credit Agreement. At June 30, 2009 we had $77.0 million outstanding under the Term Loan Facility portion of our Credit Agreement after repaying $75.0 million of the outstanding Term Loan Facility on February 23, 2009. The Term Loan Facility requires quarterly payments of $0.5 million which commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $10 million, subject to certain restrictions and lender approval.
On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap was intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Loan Facility Debt to a fixed- rate basis for a period of three years. In February 2009 we repaid $75.0 million of our Term Loan Facility and as a result terminated $70 million of the outstanding interest rate swap. In connection with this debt repayment we reclassified $2.5 million from accumulated other comprehensive loss into earnings and expensed $1.2 million of capitalized debt issuance costs.
On June 9, 2009 we completed a public offering of 5.1 million Trust shares at $8.85 per share raising $45.1 million in gross proceeds ($42.1 million in net proceeds).
We had approximately $183.3 million in borrowing base availability under this facility at June 30, 2009. Letters of Credit totaling $68.7 million were outstanding at June 30, 2009.
We intend to use the availability under our Credit Agreement and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Agreement, to fund distributions, acquire new businesses and to provide for other working capital needs.

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

	Six months	Six months
	ended	ended
(in thousands)	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
Net income (loss)	$(42,383)	$72,513
Adjustment to reconcile net income (loss) to cash provided by operating activities
Gain on sale of businesses	—	(72,296)
Depreciation and amortization	16,759	18,218
Supplemental put expense (reversal)	(8,417)	6,594
Noncontrolling interest and stockholder charges	460	1,683
Impairment expense	59,800	—
Deferred taxes	(26,489)	(5,761)
Amortization of debt issuance costs	910	982
Loss on debt repayment	3,652	—
Other	(221)	(162)
Changes in operating assets and liabilities	12,701	3,283

Net cash provided by operating activities	16,772	25,054

Add (deduct):
Unused fee on revolving credit facility (1)	1,710	1,392
Staffmark integration and restructuring	3,242	4,458
Changes in operating assets and liabilities	(12,701)	(3,283)

Less:
Maintenance capital expenditures (2)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	34	762
Aeroglide	—	210
American Furniture	322	49
Anodyne	291	870
Staffmark	399	972
Fox	224	706
Halo	340	320
Silvue	—	—

Estimated cash flow available for distribution and reinvestment	$7,413	$23,732

Distribution paid — April of 2009 and 2008	$10,719	$10,246
Distribution paid — July of 2009 and 2008	12,452	10,246

	$23,171	$20,492

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $3.3 million of growth capital expenditures for the six months ended June 30, 2008. The 2008 growth capital expenditures consists of $1.6 million for the new Silvue corporate office facility, $1.1 million related to Staffmark and $0.6 million of purchase at AFM that was reimbursed in connection with the fire.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April coinciding with income tax refunds. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December.
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
The table below summarizes the payment schedule of our contractual obligations at June 30, 2009:

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations (a)	$112,707	$10,986	$21,668	$80,053	$—
Capital Lease Obligations	1,302	485	439	378	—
Operating Lease Obligations (b)	51,534	13,260	17,844	9,484	10,946
Purchase Obligations (c)	141,637	82,849	31,410	27,378	—
Supplemental Put Obligation (d)	4,994	—		—

	$312,174	$107,580	$71,361	$117,293	$10,946

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities, and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of June 30, 2009, including: (i) shareholder distributions of $49.8 million, (ii) management fees of $13.7 million per year over the next five years, (iii) commitment fees under our Revolving Credit Facility, and (iv) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
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
Goodwill and indefinite-lived, intangible assets
Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Trade names are considered to be indefinite-lived intangibles. Goodwill and trade names are not amortized, however we are required to perform impairment reviews at least annually and more frequently in certain circumstances.

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
The goodwill impairment analysis involves calculating the implied fair value of the reporting unit’s goodwill by allocating the fair value of Staffmark to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The goodwill impairment charge did not have any adverse effect on the covenant calculations or compliance under our Credit Agreement.
Impairment of the CBS Personnel trade name
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark in February 2009. The fair value of the CBS Personnel trade name was determined by applying the relief from royalty technique to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million is recorded in impairment expense on the condensed consolidated statement of operations for the six months ended June 30, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name is being amortized over 2.75 years.
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
The FASB issued the following new accounting standards on April 9, 2009. We adopted each standard in the second quarter of 2009, and the adoption of these standards did not have a material impact on our Condensed Consolidated Financial Statements.

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
FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)
FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.
FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”)
FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is effective for the Company June 30, 2009. SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a significant impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities” (“SFAS 167”), which is effective for the Company January 1, 2010. SFAS 167 revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We do not expect the adoption of SFAS 167 will have an impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have an impact on our Condensed Consolidated Financial Statements.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2009. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2009.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
2009 Annual Meeting of Shareholders
(a)	The 2009 Annual Meeting of Shareholders of Compass Diversified Holdings was held on May 20, 2009.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:
Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals

Ratification of Grant Thornton LLP as independent auditors	29,275,159	49,203	32,792	—
Election of Directors

	Votes	Votes
Director	For	Withheld
C. Sean Day	28,169,067	1,188,087
D. Eugene Ewing	20,482,828	8,874,326

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: August 10, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 10, 2009

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant