Form 10-Q
period 2009-09-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2009-11-09
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 1, 2009, there were 36,625,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2009

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $76.5 million Term Loan Facility, as of September 30, 2009, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
(in thousands)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,997	$97,473
Accounts receivable, less allowances of $5,599 at September 30, 2009 and $4,824 at December 31, 2008	159,539	164,035
Inventories	53,583	50,909
Prepaid expenses and other current assets	27,459	22,784

Total current assets	287,578	335,201

Property, plant and equipment, net	26,353	30,763
Goodwill	288,272	339,095
Intangible assets, net	222,987	249,489
Deferred debt issuance costs, less accumulated amortization of $4,660 at September 30, 2009 and $3,317 at December 31, 2008	5,774	8,251
Other non-current assets	19,712	21,537

Total assets	$850,676	$984,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,632	$48,699
Accrued expenses	64,877	57,109
Due to related party	3,118	604
Current portion, long-term debt	2,500	2,000
Current portion of workers’ compensation liability	36,208	26,916
Other current liabilities	2,667	4,042

Total current liabilities	149,002	139,370
Supplemental put obligation	4,893	13,411
Deferred income taxes	59,529	86,138
Long-term debt	74,500	151,000
Workers’ compensation liability	36,154	40,852
Other non-current liabilities	7,127	9,687

Total liabilities	331,205	440,458

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 36,625 issued and outstanding at September 30, 2009; 31,525 issued and outstanding at December 31, 2008	485,790	443,705
Accumulated other comprehensive loss	(2,349)	(5,242)
Accumulated earnings (deficit)	(32,495)	25,984

Total stockholders’ equity attributable to Holdings	450,946	464,447
Noncontrolling interest (See Note B)	68,525	79,431

Total stockholders’ equity	519,471	543,878

Total liabilities and stockholders’ equity	$850,676	$984,336

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
(in thousands, except per share data)
Net sales	$130,955	$147,956	$361,045	$391,838
Service revenues	193,284	265,645	525,636	771,808

Total revenues	324,239	413,601	886,681	1,163,646
Cost of sales	89,544	101,310	248,617	268,632
Cost of services	163,631	221,296	445,225	641,350

Gross profit	71,064	90,995	192,839	253,664

Operating expenses:
Staffing expense	17,665	25,872	56,144	78,412
Selling, general and administrative expense	36,099	42,597	108,093	121,121
Supplemental put expense (reversal)	(101)	(765)	(8,518)	5,829
Management fees	3,331	3,758	9,825	10,953
Amortization expense	6,168	6,171	18,614	18,432
Impairment expense	—	—	59,800	—

Operating income (loss)	7,902	13,362	(51,119)	18,917

Other income (expense):
Interest income	34	559	111	1,140
Interest expense	(2,681)	(4,199)	(8,918)	(13,545)
Amortization of debt issuance costs	(433)	(491)	(1,343)	(1,473)
Loss on debt repayment	—	—	(3,652)	—
Other income (expense), net	96	48	(594)	405

Income (loss) from continuing operations before income taxes	4,918	9,279	(65,515)	5,444
Income tax expense (benefit)	2,130	3,067	(25,920)	3,622

Income (loss) from continuing operations	2,788	6,212	(39,595)	1,822
Income from discontinued operations, net of income tax	—	—	—	4,607
Gain on sale of discontinued operations, net of income tax	—	636	—	72,932

Net income (loss)	2,788	6,848	(39,595)	79,361
Net income (loss) attributable to noncontrolling interest	687	1,590	(15,005)	2,295

Net income (loss) attributable to Holdings	$2,101	$5,258	$(24,590)	$77,066

Amounts attributable to Holdings:
Income (loss) from continuing operations	$2,101	$4,622	$(24,590)	$(473)
Discontinued operations, net of income tax	—	636	—	77,539

Net income (loss) attributable to Holdings	$2,101	$5,258	$(24,590)	$77,066

Basic and fully diluted net income (loss) per share attributable to Holdings:
Continuing operations	$0.06	$0.15	$(0.73)	$(0.02)
Discontinued operations	—	0.02	—	2.46

Basic and fully diluted net income (loss) per share attributable to Holdings	$0.06	$0.17	$(0.73)	$2.44

Weighted average number of shares of trust stock outstanding — basic and fully diluted	36,625	31,525	33,655	31,525

Cash distributions declared per share	$0.34	$0.34	$1.02	$0.99

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Total
				Accumulated	Stockholders’
			Accumulated	Other	Equity	Non-	Total
	Number of		Earnings	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Loss	to Holdings	Interest	Equity
Balance — December 31, 2008	31,525	$443,705	$25,984	$(5,242)	$464,447	$79,431	$543,878
Net loss	—	—	(24,590)	—	(24,590)	(15,005)	(39,595)
Other comprehensive income — cash flow hedge	—	—	—	2,893	2,893	—	2,893

Comprehensive income (loss)	—	—	(24,590)	2,893	(21,697)	(15,005)	(36,702)
Issuance of Trust shares, net of offering costs	5,100	42,085	—	—	42,085	—	42,085
Option activity attributable to noncontrolling interest	—	—	—	—	—	1,649	1,649
Contribution of noncontrolling interest related to Staffmark recapitalization (see Note O)	—	—	—	—	—	4,859	4,859
Contribution from noncontrolling interest holders	—	—	—	—	—	591	591
Redemption of noncontrolling interest holders	—	—	—	—	—	(3,000)	(3,000)
Distributions paid	—	—	(33,889)	—	(33,889)	—	(33,889)

Balance — September 30, 2009	36,625	$485,790	$(32,495)	$(2,349)	$450,946	$68,525	$519,471

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(39,595)	$79,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of 2008 dispositions	—	(72,932)
Depreciation expense	6,375	6,968
Amortization expense	18,614	19,612
Impairment expense	59,800	—
Amortization of debt issuance costs	1,343	1,445
Supplemental put expense (reversal)	(8,518)	5,829
Noncontrolling interests related to discontinued operations	—	549
Noncontrolling stockholder charges	1,378	1,943
Deferred taxes	(28,107)	(7,010)
Loss on debt repayment	3,652	—
Other	(254)	296
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	6,054	(310)
Decrease (increase) in inventories	(2,413)	93
Increase in prepaid expenses and other current assets	(2,757)	(8,672)
Increase in accounts payable and accrued expenses	5,862	13,631
Payment of supplemental put obligation	—	(14,947)

Net cash provided by operating activities	21,434	25,856

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,435)	(173,561)
Purchases of property and equipment	(2,365)	(8,587)
Proceeds from 2008 dispositions	—	153,439
Other investing activities	185	(328)

Net cash used in investing activities	(3,615)	(29,037)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	42,085	—
Borrowings under Credit Agreement	2,000	80,000
Repayments under Credit Agreement	(78,000)	(77,032)
Distributions paid	(33,889)	(30,736)
Swap termination fee	(2,517)	—
Net proceeds provided by noncontrolling interest	2,450	423
Debt issuance costs	—	(551)
Other	(424)	1,475

Net cash used in financing activities	(68,295)	(26,421)

Foreign currency adjustment	—	(80)

Net decrease in cash and cash equivalents	(50,476)	(29,682)
Cash and cash equivalents — beginning of period	97,473	119,358

Cash and cash equivalents — end of period	$46,997	$89,676

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2009
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
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. G.A.A.P.”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2008. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.
Changes in basis of presentation
The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the financial condition and results of operations of Aeroglide Holdings, Inc. (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) as discontinued operations for all periods presented; and (ii) the adoption of new guidance on accounting for noncontrolling interests issued by the Financial Accounting Standards Board (“FASB”).
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
Goodwill
The Company completed its 2008 annual goodwill impairment testing as of April 30, 2008 in accordance with guidelines issued by FASB. During the quarter ended March 31, 2009, the Company changed the date of its annual goodwill impairment testing to March 31 in order to move the impairment testing to a fiscal quarter ending date when data necessary to perform the annual testing is more readily available and more robust. The Company believes that the resulting change in accounting principle related to the annual testing date did not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively. Please refer to Note G for the results of the Company’s 2009 annual impairment testing.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note C —Recent accounting pronouncements
In March 2009, the FASB issued additional authoritative guidance on business combinations, specifically, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination as well as for pre-existing contingent consideration assumed as part of the business combination. This guidance is effective for the Company January 1, 2009.
In April 2009, the FASB amended authoritative guidance on disclosures about the fair value of financial instruments, which is effective for the Company June 30, 2009. The amended guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
In May 2009, the FASB issued authoritative guidance on subsequent events, which is effective for the Company June 30, 2009. This guidance addresses the disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
In June 2009, the FASB issued amendments to authoritative guidance on consolidation of variable interest entities, which will be effective for the Company January 1, 2010. The amended guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s Condensed Consolidated Financial Statements.
In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”), which is effective for the Company July 1, 2009. The FASB Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the FASB Codification there is a single source of authoritative U.S. GAAP for nongovernmental entities and this has superseded all other previously issued non-SEC accounting and reporting guidance. The adoption of the FASB Codification did not have any impact on the Company’s Condensed Consolidated Financial Statements.
In August 2009, the FASB amended authoritative guidance for determining the fair value of liabilities, which will be effective for the Company October 1, 2009. The amended guidance reiterates that the fair value measurement of a liability (1) should be based on the assumption that the liability was transferred to a market participant on the measurement date and (2) should include the risk of nonperformance. In addition, the guidance establishes a hierarchy for determining the fair value of liabilities. Specifically, an entity must first determine whether a quoted price, from an active market, is available for identical liabilities before utilizing an alternative valuation technique. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s Condensed Consolidated Financial Statements.
In September 2009, the Emerging Issues Task Force reached a consensus related to revenue arrangements with multiple deliverables. The consensus will be issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for the Company January 1, 2011. The updated guidance will revise how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value. In addition, the revised guidance will require additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. The Company is currently evaluating whether or not the adoption of this guidance will have a significant impact on the Company’s Condensed Consolidated Financial Statements.
Note D — Discontinued operations
2008 Dispositions
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide, for a total enterprise value of $95.0 million. In addition, on June 25, 2008, the Company sold its majority owned subsidiary, Silvue, for a total enterprise value of $95.0 million. Summarized operating results for the 2008 dispositions were as follows (in thousands):

	Aeroglide	Silvue
	For the Period	For the Period
	January 1, 2008	January 1, 2008
	through Disposition	through Disposition
Net sales	$34,294	$11,465

Operating income	5,041	2,416
Other expense	(11)	(83)
Provision for income taxes	1,274	933
Noncontrolling interest	239	310

Income from discontinued operations (1)	$3,517	$1,090

(1)	For Aeroglide, the results above for the period January 1, 2008 through dispostion exclude $1.6 million of intercompany interest expense. For Silvue, the results above for the period January 1, 2008 through dispostion exclude $0.6 million, of intercompany interest expense.
Note E — Business segment data
At September 30, 2009, the Company had six reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	AFM is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Anodyne Medical Device, Inc. (“Anodyne” or “AMD”), a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

•	Fox Factory Holding Corp. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.

•	HALO, operating under the brand names of HALO and Lee Wayne, serves as a one-stop shop for over 40,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives. HALO is headquartered in Sterling, Illinois.

•	CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), a human resources outsourcing firm, is a provider of temporary staffing services in the United States. Staffmark serves approximately 6,500 corporate and small business clients. Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark is headquartered in Cincinnati, Ohio.

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for each reportable segment, except Fox, in each of the periods presented below. Fox recorded net sales to locations outside the United States of $26.0 million and $60.3 million for the three- and nine—month periods ended September 30, 2009, respectively, and $31.1 million and $71.1 million for the three- and nine—month periods ended September 30, 2008. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related amounts and charges not pushed down to the segments, which are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the three- and nine—month periods ended September 30, 2009 and 2008 is presented below (in thousands):

	Three-months Ended September 30,		Nine-months Ended September 30,
Net sales of business segments	2009	2008	2009	2008
ACI	$11,593	$14,163	$34,356	$42,741
American Furniture	33,039	31,386	108,623	99,827
Anodyne	13,868	16,510	39,479	40,954
Fox	36,910	43,326	86,870	101,178
Halo	35,545	42,571	91,717	107,138
Staffmark	193,284	265,645	525,636	771,808

Total	324,239	413,601	886,681	1,163,646
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$324,239	$413,601	$886,681	$1,163,646

	Three-months Ended September 30,		Nine-months Ended September 30,
Profit (loss) of business segments(1)	2009	2008	2009	2008
ACI	$3,576	$4,630	$11,600	$13,868
American Furniture	1,220	227	5,379	5,153
Anodyne	2,108	1,733	4,979	3,288
Fox	4,731	6,413	5,907	9,375
Halo	722	1,285	(1,395)	1,039
Staffmark (2)	1,001	4,779	(58,929)	10,534

Total	13,358	19,067	(32,459)	43,257
Reconciliation of segment profit (loss) to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(2,647)	(3,640)	(8,807)	(12,405)
Other income (expense)	96	48	(594)	405
Corporate and other (3)	(5,889)	(6,196)	(23,655)	(25,813)

Total consolidated income (loss) from continuing operations before income taxes	$4,918	$9,279	$(65,515)	$5,444

(1)	Segment profit (loss) represents operating income (loss).

(2)	Includes $50.0 million of goodwill impairment during the nine months ended September 30, 2009. See Note G.

(3)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not “pushed down” to the segment. In addition, Corporate includes $9.8 million of Staffmark’s intangible asset impairment during the nine months ended September 30, 2009, not “pushed down” to the segment. See Note G.

	Accounts Receivable	Accounts Receivable
	September 30,	December 31,
Accounts receivable and allowances	2009	2008
ACI	$2,709	$3,131
American Furniture	12,653	11,149
Anodyne	7,816	6,919
Fox	17,357	10,201
Halo	22,107	29,358
Staffmark	102,496	108,101

Total	165,138	168,859
Reconciliation of segment data to consolidated totals:

Corporate and other	—	—

Total	165,138	168,859

Allowance for doubtful accounts	(5,599)	(4,824)

Total consolidated net accounts receivable	$159,539	$164,035

					Depreciation and		Depreciation and
			Identifiable	Identifiable	Amortization Expense		Amortization Expense
	Goodwill	Goodwill	Assets	Assets	for the Three-months		for the Nine-months
Goodwill and identifiable	September 30,	December 31,	September 30,	December 31,	Ended September 30,		Ended September 30,
assets of business segments	2009	2008	2009 (1)	2008 (1)	2009	2008	2009	2008
ACI	$50,717	$50,659	$18,280	$20,309	$958	$942	$2,848	$2,768
American Furniture	41,435	41,435	63,723	67,752	913	928	2,873	2,789
Anodyne	19,555	22,747	20,767	23,784	654	684	2,011	2,037
Fox	31,372	31,372	78,846	83,246	1,627	1,620	4,876	5,138
Halo	39,303	40,184	49,100	46,291	845	796	2,539	2,271
Staffmark	89,715	139,715	85,176	84,947	1,940	2,161	5,960	6,039

Total	272,097	326,112	315,892	326,329	6,937	7,131	21,107	21,042
Reconciliation of segment data to consolidated total:
Corporate and other identifiable assets	—	—	86,973	154,877	1,293	1,194	3,882	3,585
Amortization of debt issuance costs	—	—	—	—	433	491	1,343	1,473
Goodwill carried at Corporate level (2)	16,175	12,983	—	—	—	—	—	—

Total	$288,272	$339,095	$402,865	$481,206	$8,663	$8,816	$26,332	$26,100

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note F — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Machinery, equipment and software	$26,768	$26,024
Office furniture and equipment	10,183	10,501
Leasehold improvements	6,290	6,030

	43,241	42,555
Less: accumulated depreciation	(16,888)	(11,792)

Total	$26,353	$30,763

Depreciation expense was $2.1 million and $6.4 million for the three and nine months ended September 30, 2009, respectively, and $2.2 million and $6.2 million for the three and nine months ended September 30, 2008, respectively.
Inventory is comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials and supplies	$38,257	$34,405
Finished goods	16,620	17,571
Less: obsolescence reserve	(1,294)	(1,067)

Total	$53,583	$50,909

Note G — Goodwill and other intangible assets
Goodwill impairment
The Company completed its 2009 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2009. This annual impairment test involved a two-step process. The first step of the impairment test involved comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.
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
Based on the results of the annual impairment tests performed as of March 31, 2009, an indication of impairment existed at the Company’s Staffmark reporting unit. In each of the other businesses (reporting units) the result of the annual goodwill impairment test indicated that the fair value of the business exceeded its carrying value. Based on the results of the second step of the impairment test, the Company estimated that the carrying value of the Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, the Company recorded a $50.0 million pretax goodwill impairment charge to impairment expense on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009. The carrying amount of Staffmark exceeded its fair value due to the recent and projected significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed macroeconomic conditions and downward employment trends. The results of the annual impairment tests performed as of April 30, 2008 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the nine months ended September 30, 2008.
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
A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2009 and the year ended December 31, 2008, is as follows (in thousands):

Balance at January 1, 2008	$218,817
Acquisition of businesses	117,031
Acquired goodwill in connection with Anodyne CEO promissory note	3,191
Adjustment to purchase accounting	56

Balance at December 31, 2008	339,095
Impairment at the Staffmark business segment	(50,000)
Acquisition of businesses (1)	1,009
Adjustment to purchase accounting	(1,832)

Balance at September 30, 2009	$288,272

(1)	The Company’s HALO and ACI business segments each acquired one add-on acquisition during the nine months ended September 30, 2009.
Other intangible assets
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the phase-out of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark beginning in February 2009. The fair value of the CBS Personnel trade name was determined by applying the income approach to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million was recorded to impairment expense on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name is being amortized over 2.75 years.
Other intangible assets subject to amortization are comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

			Weighted
	September 30,	December 31,	Average
	2009	2008	Useful Lives
Customer relationships	$189,391	$187,669	12
Technology	37,959	37,959	8
Trade names, subject to amortization	25,300	24,500	12
Licensing and non-compete agreements	4,461	4,416	3
Distributor relations and backlog	1,380	1,380	4

	258,491	255,924
Accumulated amortization customer relations	(44,615)	(32,287)
Accumulated amortization technology	(10,117)	(6,388)
Accumulated amortization trade names, subject to amortization	(2,901)	(1,531)
Accumulated amortization licensing and non-compete agreements	(3,448)	(2,369)
Accumulated amortization distributor relations and backlog	(755)	(630)

Total accumulated amortization	(61,836)	(43,205)
Trade names, not subject to amortization (1)	26,332	36,770

Total	$222,987	$249,489

(1)	As discussed above, the Company’s CBS Personnel trade name was impaired during the nine months ended September 30, 2009. As a result, the Company recorded an impairment charge of $9.8 million during the nine months ended September 30, 2009.

Amortization expense was $6.2 million and $18.6 million for the three and nine months ended September 30, 2009, respectively, and $6.2 million and $18.4 million for the three and nine months ended September 30, 2008, respectively.
Note H — Debt
At September 30, 2009, the Company had $76.5 million outstanding of its Term Loan Facility under its Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $76.5 million which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase the amount available under the Revolving Credit Facility by up to $10 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval. This option to increase both the Revolving Credit Facility and the Term Loan Facility expires on December 7, 2009. The fair value of the Term Loan Facility as of September 30, 2009 was approximately $67.9 million, and was calculated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
The Company had $0.5 million in outstanding borrowings under its Revolving Credit Facility at September 30, 2009. The Company had approximately $155.9 million in borrowing base availability under its Revolving Credit Facility at September 30, 2009. Letters of credit outstanding at September 30, 2009 totaled approximately $66.2 million. At September 30, 2009, the Company was in compliance with all covenants.
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million of Term Loan debt at 7.35% on a like amount of variable rate Term Loan Facility borrowings.
On February 18, 2009, the Company reduced its debt and repaid at par, from cash on its balance sheet, $75.0 million of debt under its Term Loan Facility due in December of 2013. In connection with the repayment, the Company also terminated $70.0 million of its $140.0 million interest rate swap at a cost of approximately $2.5 million. The Company reclassified this amount from accumulated other comprehensive loss into earnings during the first quarter of 2009. In addition, the Company expensed $1.1 million of capitalized debt issuance costs in the first quarter of 2009 in connection with the debt repayment. Both of these amounts are included in Loss on debt repayment in the Condensed Consolidated Statement of Operations. The remaining portion of the Swap is designated as a cash flow hedge and is anticipated to be highly effective.
Note I — Fair value measurement
The Company adopted the fair value guidelines issued by the FASB as of January 1, 2008. These guidelines establish a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair values measured on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at Sept. 30, 2009
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$2,349	$—	$2,349	$—
Supplemental put obligation	4,893	—	—	4,893
Stock option of minority shareholder (1)	200	—	—	200

(1)	Represents a former employee’s option to purchase additional common stock in Anodyne.

	Fair Value Measurements at December 31, 2008
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$5,242	$—	$5,242	$—
Supplemental put obligation	13,411	—	—	13,411
Stock option of minority shareholder	200	—	200	—
A reconciliation of the change in the carrying value of our level 3, supplemental put liability from January 1, 2009 through September 30, 2009 and from January 1, 2008 through September 30, 2008 is as follows (in thousands):

	2009	2008
Balance at January 1	$13,411	$21,976
Supplemental put expense (reversal)	(8,159)	2,318

Balance at April 1	5,252	24,294
Supplemental put expense (reversal)	(258)	4,276

Balance at June 30	4,994	28,570
Payment of supplemental put liability	—	(14,947)
Supplemental put expense (reversal)	(101)	(765)

Balance at September 30	$4,893	$12,858

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
The Company’s Manager, CGM is the owner of 100% of the Allocation Interests in the Company. Concurrent with our initial public offering in 2006 (“IPO”), CGM and the Company entered into a Supplemental Put Agreement, which requires the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its original basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses using a discounted future cash flow model for the purpose of determining the potential liability associated with the Supplemental Put Agreement. The Company uses the following key assumptions in measuring the fair value of the supplemental put: (i) financial and market data of publicly traded companies deemed to be comparable to each of the Company’s businesses and (ii) financial and market data of comparable merged, sold or acquired companies. Any change in the potential liability is accrued currently as an adjustment to earnings. The implementation of fair value guidelines issued by the FASB did not result in any material changes to the models or processes used to value this liability.
During the first quarter of 2009, the inputs utilized in connection with the fair value analysis of the Stock option of a noncontrolling shareholder were no longer available in publicly quoted markets. As a result, the inputs were unobservable and the fair value was moved from the Level 2 column to the Level 3 column of the table above. The following table details the change in the Company’s Level 3 liabilities (in thousands):

Balance at January 1, 2009	$—
Transfer in from Level 2	200

Balance at September 30, 2009	$200

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at Sept. 30, 2009				Gains/(losses)
	Carrying				Three months Ended Sept. 30,		Nine months Ended Sept. 30,
	Value	Level 1	Level 2	Level 3	2009	2008	2009	2008
Assets:
Goodwill (1)	$88,640	$—	$—	$88,640	$—	$—	$(50,000)	$—

(1)	Represents the fair value of goodwill at the Staffmark business segment, including a $1.1 million reduction in goodwill allocated from the corporate level, subsequent to the goodwill impairment charge recognized during the first quarter of 2009. See Note G for further discussion regarding impairment and valuation techniques applied.
Note J — Derivative instruments and hedging activities
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.
The Company’s objective for entering into the Swap is to manage the interest rate exposure on its Term Loan Facility by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The Swap is designated as a cash flow hedge, accordingly, changes in the fair value of the swap are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. For the three and nine months ended September 30, 2009, the Company recorded a $0.1 million loss and a $0.4 million gain to accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2008, the Company recorded a $0.8 million loss and a $0.4 million gain to accumulated other comprehensive loss, respectively.
On February 18, 2009, the Company terminated a portion of its Swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.5 million from accumulated other comprehensive loss into earnings. This reclassification is included in Loss on debt repayment in the Condensed Consolidated Results of Operations.
The following table provides the fair value of the Company’s cash flow hedge as well as its location on the balance sheet as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,	Balance Sheet
	2009	2008	Location
Liability
Cash flow hedge current	$1,631	$2,691	Other current liabilities
Cash flow hedge non-current	718	2,551	Other non-current liabilities

Total	$2,349	$5,242

Note K — Comprehensive income (loss)
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three-months Ended		Nine-months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Holdings	$2,101	$5,258	$(24,590)	$77,066
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	(19)	(814)	376	426
Reclassification adjustment for cash flow hedge
losses realized in net income (loss)	—	—	2,517	—

Total other comprehensive income (loss)	(19)	(814)	2,893	426

Total comprehensive income (loss)	$2,082	$4,444	$(21,697)	$77,492

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
•	On January 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of January 23, 2009.

•	On April 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2009.

•	On July 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of July 24, 2009.

•	On October 29, 2009, the Company paid a distribution of $0.34 per share to holders of record as of October 23, 2009.
In connection with the adoption of FASB’s noncontrolling interest guidelines, on January 1, 2009, the Company reclassified noncontrolling interest to stockholders’ equity. This reclassification was applied prospectively with the exception of presentation and disclosure requirements which were applied retrospectively for all periods presented.
On June 9, 2009, the Company completed a secondary offering of 5,100,000 Trust shares at an offering price of $8.85 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $42.1 million. The Company plans to use the proceeds for general corporate purposes.
Note M — Warranties
The Company’s Fox and Anodyne business segments estimate the exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows (in thousands):

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2009	2008
Beginning balance	$1,541	$1,023
Accrual	1,306	2,050
Warranty payments	(1,242)	(1,532)

Ending balance	$1,605	$1,541

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
In September 2009, Anodyne redeemed outstanding shares of Anodyne stock from a noncontrolling interest holder of Anodyne for $3.0 million. As a result of this transaction, the Company’s ownership percentage of the outstanding stock of Anodyne increased to 74.4% on a primary basis and 66.1% on a fully diluted basis, and the noncontrolling interest in Anodyne decreased from 33.0% to 25.6%.
Note P — Subsequent events
The Company has evaluated subsequent events through the filing of this Form 10-Q on November 9, 2009, and determined there have not been any events that have occurred that would require adjustments to the unaudited Condensed Consolidated Financial Statements.

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
We have not acquired any new businesses in 2009 and deal flow activity has been slow compared to prior years. We are beginning to see a recent uptick in deal flow activity compared to the beginning of 2009 even though deal flow is significantly below activity experienced in prior years.
Areas for focus in 2009
The areas of focus for 2009, which are generally applicable to each of our businesses, include:
•	Taking advantage, where possible, of the current economic downturn by growing market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Aggressively pursuing expense reduction and cost savings through contraction in discretionary spending and capital expenditures, and reductions in workforce and production levels in response to lower production volume;

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders; and

•	Sharply curtailing costs to help counteract the current global economic downturn.
We do not know when overall economic conditions will improve meaningfully, but we believe we are well positioned to fully participate in a market recovery when it occurs. In the meantime, we continue our aggressive efforts to maximize liquidity and reduce costs and will take additional actions as market conditions warrant.
We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any noncontrolling interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits Staffmark	Anodyne	HALO	American Furniture	Fox
Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

				Pro-forma
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	$324,239	$413,601	$886,681	$1,163,646
Cost of sales	253,175	322,606	693,842	909,982

Gross profit	71,064	90,995	192,839	253,664
Staffing, selling, general and administrative expense	53,764	68,469	164,237	199,533
Fees to manager	3,331	3,758	9,825	10,953
Supplemental put expense	(101)	(765)	(8,518)	5,829
Amortization of intangibles	6,168	6,171	18,614	18,432
Impairment expense	—	—	59,800	—

Income (loss) from operations	$7,902	$13,362	$(51,119)	$18,917

Net sales
On a consolidated basis, net sales decreased $89.4 million and $277.0 million in the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. These decreases for both the three and nine month periods in 2009 are due principally to decreased revenues at Staffmark, Advanced Circuits, Anodyne, Fox and Halo business segments offset in part by increased net sales at American Furniture. Revenues, on a proforma basis, at Staffmark decreased $72.4 million and $277.2 million during the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of net sales by operating segment.
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
Cost of sales
On a consolidated basis, cost of sales decreased approximately $69.4 million and $216.1 million in the three and nine month periods ended September 30, 2009, respectively. These decreases are due almost entirely to the corresponding decrease in net sales. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of cost of sales by operating segment.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense decreased approximately $14.7 million and $35.3 million in the three and nine month periods ended September 30, 2009, respectively. These decreases are largely due to cost cutting measures enacted at the operating segment level in response to the softening economy and its negative impact on sales and operating income. Additionally, costs directly tied to sales, such as commission expense, declined as a direct result of the decrease in net sales. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of staffing, selling, general and administrative expense by operating segment. At the corporate level, selling, general and administrative costs decreased approximately $0.7 million and $0.6 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease is principally the result of lower costs for professional fees being incurred in 2009 in connection with Sarbanes Oxley compliance.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2009 and 2008 we incurred approximately $3.3 million and $3.8 million, respectively, in expense for these fees. For the nine-months ended September 30, 2009 and 2008 we incurred approximately $9.8 million and $11.0 million, respectively, in expense for these fees. The decrease in management fees for the nine months ended September 30, 2009 is due principally to the decrease in consolidated adjusted net assets as of September 30, 2009 resulting from the $75.0 million pay down of our Term Loan Facility with available cash in February 2009 and the $59.8 million impairment charge in 2009.
Supplemental put expense
Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. We reversed approximately $0.1 million and $8.5 million in non-cash charges during the three and nine months ended September 30, 2009, respectively, based on lower valuations attributed to some of our subsidiaries compared to valuations determined at the beginning of the respective period. The decrease in supplemental put expense in both the three and nine months ended September 30, 2009 compared to the same periods in 2008 is attributable to the decrease in the fair value of our businesses during 2009.
Impairment expense
Based on the results of our annual impairment tests performed as of March 31, 2009 an indication of impairment existed at the Staffmark reporting unit. In each of our other businesses (reporting units) the result of the annual goodwill impairment test indicated that the fair value of the business exceeded its carrying value. Based on the results of the second step of the impairment test at Staffmark, we estimated that the carrying value of Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, we recorded a $50.0 million pretax goodwill impairment charge for the nine months ended September 30, 2009. The results of the annual impairment tests performed as of April 30, 2008 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the nine months ended September 30, 2008.
In connection with the annual goodwill impairment we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name, based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting units business to Staffmark beginning in February 2009. During the nine months ended September 30, 2009, we recorded an asset impairment charge of approximately $9.8 million at the corporate level to decrease the carrying value of the CBS personnel trade name to its fair value.
Results of Operations — Our Businesses
The following discussion reflects a comparison of the historical and, where appropriate, pro-forma results of operations for each of our businesses for the three and nine month periods ending September 30, 2009 and September 30, 2008, which we believe is the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.
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

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and nine month periods ended September 30, 2009 and September 30, 2008.

	Three-months ended		Nine-months ended
(in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	$11,593	$14,163	$34,356	$42,741
Cost of sales	5,007	5,993	14,661	18,161

Gross profit	6,586	8,170	19,695	24,580
Selling, general and administrative expense	2,210	2,750	5,711	8,372
Fees to manager	125	125	375	375
Amortization of intangibles	675	665	2,009	1,965

Income from operations	$3,576	$4,630	$11,600	$13,868

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Net sales
Net sales for the three months ended September 30, 2009 decreased approximately $2.6 million or 18.1% over the corresponding three month period ended September 30, 2008. Decreased sales from long-lead time and sub-contract PCBs ($0.5 million), quick-turn production ($1.4 million) and prototype PCBs ($0.9 million) are responsible for this decrease. These decreases are the result of the overall economic slowdown in the economy and we expect that net sales for the remainder of fiscal 2009 will track lower than comparable periods in 2008. Sales from quick-turn and prototype PCB’s represented approximately 64.4% of gross sales in the three months ended September 30, 2009 compared to 68.0% in the same period of 2008. This decrease in the percent of gross sales in 2009 is due in large part to additional long-lead sales attributable to ACI’s add-on acquisition in the second quarter of 2009.
Cost of sales
Cost of sales for the three months ended September 30, 2009 decreased approximately $1.0 million. This decrease is principally due to the corresponding decrease in net sales. Gross profit as a percentage of sales decreased slightly to 56.8% during the three months ended September 30, 2009 compared to 57.7% during the three months ended September 30, 2008, as a result of a greater proportion of sales being derived from long-lead and subcontract activity which carry lower margins.
Selling, general and administrative expense
Selling, general and administrative expense decreased $0.5 million during the three months ended September 30, 2009 compared to the same period in 2008. This decrease is due principally to the decrease in costs during the three months ended September 30, 2009 compared to the same period in 2008 in connection with management loan forgiveness ($0.1 million) and decreases in direct labor costs and employee retention programs due principally to lower sales volume in 2009.
Income from operations
Income from operations for the three months ended September 30, 2009 was approximately $3.6 million, a decrease of $1.0 million over the same period in 2008 primarily as a result of those factors described above.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Net sales
Net sales for the nine months ended September 30, 2009 were approximately $34.4 million compared to approximately $42.7 million for the same period in 2008, a decrease of approximately $8.4 million or 19.6%. Decreased sales from long-lead time and sub-contract PCBs ($4.3 million), quick-turn production ($2.3 million) and prototype PCBs ($2.7 million) are principally responsible for this decrease. These decreases are the result of the overall economic slowdown in the economy and we expect that net sales for the remainder of fiscal 2009 will track lower than comparable periods in 2008. These decreases were offset in part by an increase in assembly sales ($0.8 million). Sales from quick-turn and prototype PCBs represented approximately 67.1% of gross sales in the nine months ended September 30, 2009 compared to 65.7% in the same period of 2008. This increase in the percent of net sales is due to the fact that these sales are impacted less by the overall economic slowdown than long-lead and subcontract sales whose end user is often the retail market.

Cost of sales
Cost of sales for the nine months ended September 30, 2009 was approximately $14.7 million compared to approximately $18.2 million for the same period in 2008, a decrease of approximately $3.5 million or 19.3%. The decrease in cost of sales is almost entirely due to the decrease in sales. Gross profit as a percentage of sales was consistent during the nine months ended September 30, 2009 when compared to the same period in 2008 (57.3% at September 30, 2009 vs. 57.5% at September 30, 2008). Manufacturing inefficiencies resulting from the decreased volume in 2009 and an unfavorable sales mix were offset by slight decreases in raw material costs associated with commodity items such as glass, copper and gold, and a favorable sales mix in 2009.
Selling, general and administrative expense
Selling, general and administrative expense decreased approximately $2.7 million in the nine months ended September 30, 2009 compared to the same period in 2008 largely, as a result of lower loan forgiveness charges of $1.4 million including the reversal of previously accrued charges. Not taking into account the 2009 lower loan forgiveness costs, selling, general and administrative costs decreased approximately $1.3 million during the nine month period ended September 30, 2009 compared to the same period in 2008 due to decreases in direct labor costs and employee retention programs due principally to the lower sales.
Income from operations
Income from operations was approximately $11.6 million for the nine months ended September 30, 2009 compared to $13.9 million for the same period in 2008, a decrease of $2.3 million based on the factors described above.
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
Results of Operations
The table below summarizes the income from operations data for American Furniture for the three and nine month periods ended September 30, 2009 and September 30, 2008.

	Three-months ended		Nine-months ended
(in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	$33,039	$31,386	$108,623	$99,827
Cost of sales	26,761	25,290	87,072	79,026

Gross profit	6,278	6,096	21,551	20,801
Selling, general and administrative expense	4,262	5,011	13,659	13,073
Fees to manager	125	125	375	375
Amortization of intangibles	671	733	2,138	2,200

Income from operations	$1,220	$227	$5,379	$5,153

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Net sales
Net sales for the three months ended September 30, 2009 increased approximately $1.7 million or 5.3% compared to the corresponding three months ended September 30, 2008. Stationary product sales increased approximately $3.0 million which was offset in part by a decrease in motion and recliner sales totaling approximately $0.9 million and occasional and accent sales of $0.4 million. The increase in net sales of stationary product is principally due to the inability to ship product in 2008 as a result of the lack of product resulting from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. The decrease in net sales of motion and recliner product in 2009 is the result of the continuing soft retail environment in those more expensive retail categories. Stationary product represented 68% of net sales in the third quarter of 2009 compared to 60% in 2008.
Cost of sales
Cost of sales increased approximately $1.5 million in the three months ended September 30, 2009 compared to the same period of 2008 and is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 19.0% in the three months ended September 30, 2009 compared to 19.4% in the corresponding period in 2008. The decrease in gross profit as a percent of sales of 0.4% for the three months ended September 30, 2009 is attributable to an increase in third-party shipping cost ($0.9 million) offset in part by labor efficiencies achieved due to the increased volume and the new building and, incremental business interruption proceeds recorded in the three months ended September 30, 2009 ($0.2 million). During the quarter ended September 30, 2009 management estimates that it utilized third-party carriers for approximately 70% of its customer shipments compared to approximately 50% in the quarter ended September 30, 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2009 decreased approximately $0.7 million compared to the same period in 2008. This decrease is largely a product of the business interruption insurance proceeds recorded during 2008 totaling approximately $0.3 million (none was recorded in selling, general and administrative expense in 2009), offset by a reduction in in-house shipping costs totaling $1.1 million in 2009 as a larger percentage of customer shipments were carried by third-party carriers during the three months ended September 30, 2009 compared to 2008.
Income from operations
Income from operations increased approximately $1.0 million to $1.2 million for the three months ended September 30, 2009 compared to $0.2 million in the three months ended September 30, 2008 due principally to the increase in net sales and to other factors as described above.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Net sales
Net sales for the nine months ended September 30, 2009 increased $8.8 million or 8.8% compared to the corresponding nine months ended September 30, 2008. Stationary product sales increased $13.8 million in the 2009 period and motion and recliner product sales decreased approximately $2.3 million and occasional and accent sales decreased approximately $1.7 million. The increase in net sales of stationary product is principally due to our inability to ship product in 2008 as a result of the lack of product resulting from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. The decrease in net sales of motion and recliner product is the result of the continuing soft retail environment in those more expensive retail categories. Stationary product represented 68% of net sales in the first nine months of 2009 compared to 60% in the same period of 2008.
Cost of sales
Cost of sales increased approximately $8.0 million in the nine months ended September 30, 2009 compared to the same period of 2008 due principally to the corresponding increase in sales. Gross profit as a percentage of sales was 19.8% in the nine months ended September 30, 2009 compared to 20.8% in the corresponding period in 2008. The reduction of gross profit as a percent of sales of 1.0% in 2009 is attributable to increases in 2009 for : (i) raw material costs ($1.0 million), (ii) third-party shipping costs ($2.0 million) offset in part by (i) labor efficiencies achieved due to the increased volume and the new building and (ii) incremental business interruption proceeds ($0.2 million). During 2009, management estimates that it utilized third-party carriers for approximately 70% of its customer shipments compared to approximately 50% in 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2009 increased approximately $0.6 million compared to the same period of 2008. This increase is largely a product of the business interruption insurance proceeds recorded during 2008 totaling approximately $3.1 million (none was recorded in selling, general and administrative expense in 2009), offset by a reduction in in-house shipping costs totaling $2.9 million in 2009 and increases in advertising, marketing and commission expense totaling $0.6 million in 2009.

Income from operations
Income from operations increased approximately $0.2 million to $5.4 million for the nine months ended September 30, 2009 compared to $5.2 million for the nine months ended September 30, 2008 primarily due to the increase in sales and other factors as described above.
Anodyne Medical Device
Overview
Anodyne, with operations headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets.
The Anodyne group of companies includes SenTech Medical Systems (“SenTech”), AMF Support Surfaces (“AMF”), PrimaTech Medical Systems (“PrimaTech”) and Anatomic Concepts (“Anatomic”). Anodyne’s consolidation of these companies marks the medical support surface industry’s first opportunity to source all therapeutic surface technologies from a single fully integrated supplier.
Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the Anodyne portfolio of products to one of three end markets: (i) hospitals, (ii) long term care facilities and (iii) home health care organizations. The level of sophistication largely varies for each product, as some customers require simple foam surfaces (“non-powered”) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered”). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are Food and Drug Administration (“FDA”) compliant.
Results of Operations
The table below summarizes the income from operations data for Anodyne for the three and nine month periods ended September 30, 2009 and September 30, 2008.

	Three-months ended		Nine-months ended
(in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	$13,868	$16,510	$39,479	$40,954
Cost of sales	9,657	12,650	27,836	30,573

Gross profit	4,211	3,860	11,643	10,381
Selling, general and administrative expense	1,644	1,670	5,289	5,718
Fees to manager	88	87	263	263
Amortization of intangibles	371	370	1,112	1,112

Income from operations	$2,108	$1,733	$4,979	$3,288

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Net sales
Net sales for the three months ended September 30, 2009 decreased approximately $2.6 million or 16.0% over the corresponding three months ended September 30, 2008. Sales of non-powered products totaled $11.2 million during the three-months ended September 30, 2009 a decrease of $0.1 million compared to the same period in 2008. Non-powered sales attributable to new product offerings were $1.4 million in the quarter ended September 30, 2009. Sales of powered products totaled $2.6 million during the three months ended September 30, 2009, a $2.5 million decrease when compared to the same period in 2008. The significant decrease in powered sales in 2009 reflects the substantial cutbacks in healthcare institutional spending during the period, particularly in higher priced, more capital intensive products. We believe that these purchasing levels have stabilized and will remain at these lower levels through fiscal 2009.
Cost of sales
Cost of sales decreased approximately $3.0 million in the three months ended September 30, 2009 compared to the same period of 2008, primarily due to the decline in third quarter sales. Gross profit as a percentage of sales was 30.4% in the three months ended

September 30, 2009 compared to 23.4% in the corresponding period in 2008. The increase in gross profit as a percentage of sales of 7.0% in 2009 is principally due to (i) a favorable sales mix in 2009, (ii) lower raw material costs in 2009 compared to 2008, (iii) labor and material manufacturing efficiencies realized in 2009, particularly as it related to some new product sales in 2008, and (iv) a reduction in manufacturing overhead.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2009 decreased slightly compared to the same period in 2008. Savings resulting from a reduction in costs associated with the elimination of the Hollywood Capital management services agreement of approximately $0.1 million during the three months ended September 30, 2009 were offset by higher product development costs.
Income from operations
Income from operations increased approximately $0.4 million to $2.1 million for the three months ended September 30, 2009 compared to $1.7 million during the three months ended September 30, 2008, due principally to those factors described above.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Net sales
Net sales for the nine months ended September 30, 2009 decreased approximately $1.5 million or 3.6% over the corresponding nine months ended September 30, 2008. Sales of non-powered products totaled $30.5 million during the nine-months ended September 30, 2009 an increase of $4.5 million compared to the same period in 2008. Non-powered sales attributable to new product offerings were $4.5 million for the nine-months ended September 30, 2009. Sales of powered products totaled $9.0 million during the nine-months ended September 30, 2009, a $6.0 million decrease when compared to the same period in 2008. The significant decrease in powered sales in 2009 reflects the substantial cutbacks in healthcare institutional spending during the period, particularly in higher priced, more capital intensive products. We believe that these purchasing levels have stabilized and will remain at these lower levels through fiscal 2009.
Cost of sales
Cost of sales decreased approximately $2.7 million in the nine months ended September 30, 2009 compared to the same period of 2008, primarily due to the decrease in net sales. Gross profit as a percentage of sales was 29.5% in the nine months ended September 30, 2009 compared to 25.3% in the corresponding period in 2008. The increase in gross profit as a percentage of sales of 4.2% in 2009 is principally due to (i) a favorable sales mix in 2009, (ii) lower raw material costs coupled with higher selling prices in 2009, (iii) labor and material manufacturing efficiencies realized in 2009, particularly as it related to some new product sales in 2008 and (iv) reductions in manufacturing overhead.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2009 decreased approximately $0.4 million compared to the same period of 2008. This decrease is principally the result of a reduction in costs ($0.6 million) associated with the Hollywood Capital management services agreement incurred in 2008. This agreement was terminated in October 2008. These savings were offset in part by higher new product development costs.
Income from operations
Income from operations for the nine months ended September 30, 2009 increased approximately $1.7 million to $5.0 million compared to $3.3 million in the corresponding period in 2008, due principally to those factors described above.
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

Results of Operations
The table below summarizes the income from operations data for Fox Factory for the three and nine month periods ended September 30, 2009 and September 30, 2008.

	Three-months ended		Nine-months ended
(in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	$36,910	$43,326	$86,870	$101,178
Cost of sales	26,264	30,631	62,523	73,468

Gross profit	10,646	12,695	24,347	27,710
Selling, general and administrative expense	4,486	4,853	14,152	13,768
Fees to manager	125	125	375	371
Amortization of intangibles	1,304	1,304	3,913	4,196

Income from operations	$4,731	$6,413	$5,907	$9,375

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Net sales
Net sales for the three months ended September 30, 2009 decreased $6.4 million or 14.8% compared to the corresponding three month period ended September 30, 2008. The decrease in net sales are a result of decreases in sales to OEMs totaling $4.4 million, coupled with a decrease in aftermarket and service revenues totaling $2.0 million. The decrease in sales is attributable to the continued weak economic conditions and credit tightening in 2009. OEM sales represented 80.7% and 78.9% of net sales during the three months ended September 30, 2009 and September 30, 2008, respectively.
Cost of sales
Cost of sales for the three months ended September 30, 2009 decreased $4.4 million or 14.3% compared to the corresponding period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of sales decreased during the three months ended September 30, 2009 (28.8% at September 30, 2009 vs. 29.3% at September 30, 2008) largely due to an unfavorable sales mix, in that a larger proportion of sales in the three months ended September 30, 2009 were OEM sales which typically earn lower margins, and to a lesser extent less than optimal manufacturing efficiencies realized during the 2009 quarter due to the lower volume.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2009 decreased $0.4 million compared to the corresponding period in 2008. This decrease is largely the result of decreased bonus cost and marketing expense totaling approximately $0.2 million and other factors.
Income from operations
Income from operations for the three months ended September 30, 2009 decreased approximately $1.7 million to $4.7 million compared to $6.4 million in the corresponding period in 2008 based principally on the decrease in net sales and other factors described above.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Net sales
Net sales for the nine months ended September 30, 2009 decreased $14.3 million or 14.1% compared to the corresponding period in 2008. The decrease in net sales was driven by reduced sales to OEM’s, which decreased by $11.9 million or 15.6%, and reduced aftermarket sales, which decreased $2.4 million. The decrease in sales is attributable to the continuing weak economic conditions and credit tightening in 2009. OEM sales represented 74.9% and 75.8% of net sales during the nine months ended September 30, 2009 and 2008, respectively.
Cost of sales
Cost of sales for the nine months ended September 30, 2009 decreased $10.9 million or 14.9% compared to the corresponding period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of sales increased during the nine months ended September 30, 2009 (28.0% at September 30, 2009 vs. 27.4% at September 30, 2008) due to a favorable sales mix as a larger proportion of our sales were in the aftermarket category which typically carry higher margins than OEMs, and to a lesser extent a reduction in expedited freight costs due to more efficient procurement procedures in 2009 compared to 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2009 increased $0.4 million compared to the corresponding period in 2008. This increase is primarily the result of increases in engineering and sales costs.
Amortization of intangibles
Amortization expense for the nine months ended September 30, 2009 decreased $0.3 million compared to the corresponding period in 2008. The decrease is attributable to an intangible asset recorded as part of the initial purchase price allocation in 2008 that was fully amortized during the nine months ended September 30, 2008.
Income from operations
Income from operations for the nine months ended September 30, 2009 decreased approximately $3.5 million to $5.9 million compared to $9.4 million in the same period in 2008 based principally on the decrease in net sales and other factors described above.
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
Results of Operations
The table below summarizes the income from operations data for HALO for the three and nine month periods ended September 30, 2009 and September 30, 2008:

	Three-months ended		Nine-months ended
(in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net sales	$35,545	$42,571	$91,717	$107,138
Cost of sales	21,859	26,751	56,537	67,416

Gross profit	13,686	15,820	35,180	39,722
Selling, general and administrative expense	12,202	13,799	34,291	36,562
Fees to manager	125	125	375	375
Amortization of intangibles	637	611	1,909	1,746

Income (loss) from operations	$722	$1,285	$(1,395)	$1,039

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Net sales
Net sales for the three months ended September 30, 2009 decreased approximately $7.0 million or 16.5% from the corresponding three months ended September 30, 2008. Net sales attributable to acquisitions made since July 1, 2008 accounted for approximately $2.7 million in net sales during the three months ended September 30, 2009. Sales to existing accounts decreased approximately $9.7 million or 22.8% during the three months ended September 30, 2009 compared to the same period in 2008. This significant decrease in sales is attributable to a reduction in advertising and merchandising spending by Halo’s corporate customers in response to the impact of the current economic conditions. The decrease is being experienced across all product lines and customer types and we expect that sales will continue to lag significantly behind 2008 results through the remainder of the 2009 fiscal year.
Cost of sales
Cost of sales for the three months ended September 30, 2009 decreased approximately $4.9 million. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.5% and 37.2% of net sales for the three-month periods ended September 30, 2009 and September 30, 2008, respectively. The increase in gross profit as a percentage of sales is attributable to a favorable sales mix and increases in supplier rebates during the quarter ended September 30, 2009, reflecting the continued focus of the sales force to maintain profit margins in the face of a challenging economy.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2009, decreased approximately $1.6 million compared to the same period in 2008. This decrease is largely the result of decreased direct commission expense as a result of the decline in net sales ($1.1 million) and decreases in staffing costs and associated benefits ($0.3 million) resulting from management’s effort to align these costs with the reduction in sales volume.
Income from operations
Income from operations decreased $0.6 million in the three months ended September 30, 2009 to $0.7 million compared to $1.3 million in the three months ended September 30, 2008, based on the factors described above, particularly the decline in net sales.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Net sales
Net sales for the nine months ended September 30, 2009 decreased approximately $15.4 million or 14.4% compared to the corresponding period in 2008. Net sales attributable to acquisitions made since January 1, 2008 accounted for approximately $9.2 million in net sales during the nine months ended September 30, 2009 while sales to existing customers decreased $24.6 million or 26.2% during this same period. This significant decrease in sales is attributable to a reduction in advertising and merchandising spending by Halo’s corporate customers in response to the impact of current economic conditions. The decrease is being experienced across all product lines and customer types and we expect that sales will continue to lag significantly behind 2008 results through the remainder of the fiscal year.
Cost of sales
Cost of sales for the nine months ended September 30, 2009 decreased approximately $10.9 million compared to the same period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.4% and 37.1% of net sales for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. The increase in gross profit as a percentage of sales in 2009 is attributable to a favorable sales mix coupled with greater supplier rebates during 2009, which reflects the continued focus of the sales force to maintain profit margins in the face of a challenging economy. In addition, a more favorable freight structure implemented during the nine months ended September 30, 2009 also contributed to the increased profit margins.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2009 decreased approximately $2.3 million. This decrease is largely the result of decreased direct commission expense as a result of the decline in net sales ($2.6 million) offset in part by increased health insurance costs.
Amortization of intangibles
Amortization expense increased approximately $0.2 million in the nine months ended September 30, 2009 compared to the same period in 2008. This increase is due to additional amortization costs in 2009 resulting from recent acquisitions.

Income (loss) from operations
Loss from operations was approximately $1.4 million during the nine months ended September 30, 2009 compared to income from operations of $1.0 million during the nine months ended September 30, 2008. This decrease totaling $2.4 million is principally the result of the decline in net sales and other factors described above.
Staffmark
Overview
Staffmark (formerly known as CBS Personnel), a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. Staffmark serves over 6,500 corporate and small business clients and during an average week places over 31,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, and construction, industrial, healthcare and financial sectors.
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
Fiscal 2008 was a very difficult year for the temporary staffing industry. The already-weak economic conditions and employment trends in the U.S., present at the start of 2008, continued to worsen as the year progressed and have continued into 2009. We have recently experienced improvements in weekly revenues.
According to the U.S. Bureau of Labor Statistics, since the recession began in December 2007, 7.2 million jobs have been lost. From May 2009 through September 2009, job losses have averaged 307,000 per month, compared with losses averaging 645,000 per month from November 2008 through April 2009.
Results of Operations
The table below summarizes the income from operations data for Staffmark for the three month periods ended September 30, 2009 and September 30, 2008 and income from operations data for the nine-month period ended September 30, 2009 and the pro forma income from operations data for the nine month period ended September 30, 2008, prepared as if Staffmark was acquired on January 1, 2008. CBS personnel acquired Staffmark on January 21, 2008.

	Three-months ended		Nine-months ended
(in thousands)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
				(pro forma)
Service revenues	$193,284	$265,645	$525,636	$802,881
Cost of services	163,631	221,296	445,224	667,845

Gross profit	29,653	44,349	80,412	135,036
Staffing, selling, general and administrative expense	27,200	37,967	85,042	120,324
Fees to manager	239	314	659	982
Amortization of intangibles	1,213	1,289	3,640	3,866
Impairment expense	—	—	50,000	—

Income (loss) from operations	$1,001	$4,779	$(58,929)	$9,864

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Revenues
Revenues for the three months ended September 30, 2009 decreased $72.4 million or 27.2% compared to the corresponding three months ended September 30, 2008. This reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the significant downturn in the economy and its impact on temporary staffing. Approximately $1.8 million of the decrease is related to lower revenues for permanent staffing services as clients were affected by weaker economic conditions. We have experienced improvement in weekly revenues over the course of the quarter ended September 30, 2009. However, until we witness sustained temporary staffing job creation and signs of a strengthening global economy, we expect to continue to experience depressed revenues, through fiscal 2009.
Cost of services
Direct cost of service revenues for the three months ended September 30, 2009 decreased approximately $57.7 million compared to the same period in 2008. This decrease is principally the direct result of the decrease in service revenues. Gross profit as a percentage of revenues was approximately 15.3% and 16.7% for the three-month periods ended September 30, 2009 and September 30, 2008, respectively. The majority of the 1.4% decrease in gross margin is attributable to reduced permanent staffing services, which carries a significantly higher profit margin than temporary staffing services. Additionally, we continue to be negatively impacted by downward pricing pressure based on client demand brought on by current economic conditions.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the three months ended September 30, 2009, decreased approximately $10.8 million compared with the same period in 2008. Management has continued to take measures to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact that the current economic environment is having on top-line revenues. This cost reduction program will continue through fiscal 2009. Additionally, we incurred approximately $1.4 million in one-time, non-recurring expenses in the three months ended September 30, 2008 related to the integration of the Staffmark acquisition. In the same period in 2009, we incurred only $0.2 million in non-recurring costs.
Income from operations
Income from operations decreased approximately $3.8 million to $1.0 million for the three months ended September 30, 2009 compared to $4.8 million in the three months ended September 30, 2008 based on the significant decline in revenues and other factors described above.
Nine months ended September 30, 2009 compared to the pro forma nine months ended September 30, 2008.
Revenues
Revenues for the nine months ended September 30, 2009 decreased approximately $277.2 million or 34.5% compared to the corresponding nine months ended September 30, 2008. This reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the significant downturn in the economy. Approximately $6.4 million of the decrease is related to declining revenues for permanent staffing services as clients were negatively affected by weaker economic conditions. Based on current economic conditions, we expect to continue to experience depressed revenues, through fiscal 2009.
Cost of services
Direct cost of service revenues for the nine months ended September 30, 2009 decreased approximately $222.6 million compared to the same period in 2008. This decrease is principally the direct result of the decrease in service revenues. Gross profit as a percentage of revenues was approximately 15.3% and 16.8% for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively. The majority of the 1.5% decrease in gross margin is the result of reduced permanent staffing services, which carries a significantly higher profit margin than temporary staffing services. In addition, we continue to be impacted by downward pricing pressure based on client demand brought on by current economic conditions.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the nine months ended September 30, 2009 decreased approximately $35.3 million compared to the same period in 2008. Management has taken measures to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact that the current weak economic environment is having on top-line revenues. This cost reduction program will continue through the remainder of fiscal 2009. We incurred approximately $2.0 million and approximately $4.8 million in costs during the nine-month periods ended September 30, 2009 and September 30, 2008, respectively, for one-time, non-recurring expenses related to the integration of the Staffmark and CBS Personnel operations and the restructuring of the organization.

Impairment expense
Based on the results of our annual goodwill impairment test performed as of March 31, 2009, an indication of goodwill impairment existed. Based on the results of the second step of the goodwill impairment test, we calculated that the carrying amount of goodwill exceeded its fair value by approximately $50.0 million. Therefore, we recorded a $50.0 million pretax goodwill impairment charge during the nine-month period ended September 30, 2009. The carrying amount of goodwill exceeded the fair value due to the recent and projected significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed macroeconomic conditions and downward employment trends.
Income (loss) from operations
Income (loss) from operations decreased approximately $68.8 million to a loss from operations of $58.9 million for the nine months ended September 30, 2009 compared to income from operations of approximately $9.9 million for the nine months ended September 30, 2008 primarily related to the goodwill impairment charge and the significant decline in revenues, coupled with other factors described above.

Liquidity and Capital Resources
For the nine months ended September 30, 2009, on a consolidated basis, cash flows provided by operating activities totaled approximately $21.4 million, which represents a $4.4 million decrease in cash flows provided by operating activities compared to the nine-month period ended September 30, 2008 and is principally the result of the reduction in sales and operating profits of our businesses. Consolidated net income (loss), adjusted for non-cash activity decreased approximately $21.4 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was offset in part by cash flows provided by net positive changes to operating assets and liabilities of $17.0 million during these same periods. The decline in consolidated net sales, production levels and operating profit, due principally to the current depressed economic environment, all contributed to these negative variances.
Cash flows used in investing activities totaled approximately $3.6 million for the nine months ended September 30, 2009, which reflects approximately $2.4 million in capital expenditures and $1.4 million in add-on acquisition costs at Advanced Circuits and Halo, offset in part by proceeds from asset sales totaling approximately $0.2 million.
Cash flows used in financing activities totaled approximately $68.3 million for the nine months ended September 30, 2009, principally reflecting: (i) distributions paid to shareholders during the year totaling approximately $33.9 million; (ii) scheduled amortization of our Term Loan Facility of $1.5 million; and (iii) repayment of our Term Loan Facility of $75.0 million together with $2.5 million in cancellation fees paid for terminating that portion of an interest rate swap connected to the Term Loan Facility repaid. These cash outflows were offset in part by net proceeds from our June 2009 stock offering totaling $42.1 million and net proceeds received from non-controlling shareholders totaling $2.5 million during 2009.
At September 30, 2009 we had approximately $47.0 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term U.S. government securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.
We had the following outstanding loans due from each of our businesses at September 30, 2009:
•	Advanced Circuits — $51.4 million;

•	American Furniture — $70.4 million;

•	Anodyne — $17.9 million;

•	Staffmark — $67.5 million;

•	Fox Factory — $50.5 million; and

•	HALO — $48.1 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
In April 2009 we amended the Staffmark inter-company credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of the debt for common stock in Staffmark. A noncontrolling shareholder participated in this exchange. As a result of this transaction we currently own 75.6% of the outstanding common stock of Staffmark on a primary basis and 73.3% on a fully diluted basis.
In September 2009 Anodyne redeemed outstanding shares of Anodyne stock from a noncontrolling shareholder for approximately $3.0 million. After this transaction our ownership of Anodyne increased to 74.4% on a primary basis and 66.1% on a fully diluted basis.
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

We reversed non-cash charges to earnings of approximately $8.5 million during the nine-months ended September 30, 2009 in order to recognize a reduction in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $4.9 million is reflected in our Condensed Consolidated Balance Sheet, which represents our estimated liability for this obligation at September 30, 2009.
We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as periodically approved by our Board of Directors over the next twelve months. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $76.5 million, which matures in December 2013. At September 30, 2009 we had outstanding borrowings of $0.5 million under the Revolving Credit Facility portion of our Credit Agreement. At September 30, 2009 we had $76.5 million outstanding under the Term Loan Facility portion of our Credit Agreement after repaying $75.0 million of the outstanding Term Loan Facility on February 23, 2009, and quarterly amortizations. The Term Loan Facility requires quarterly payments of $0.5 million, which commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits us to increase the amount available under the Revolving Credit Facility by up to $10 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval. This option to increase both the Revolving Credit Facility and the Term Loan Facility expires on December 7, 2009.
On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap was intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Loan Facility Debt to a fixed- rate basis for a period of three years. In February 2009 we repaid $75.0 million of our Term Loan Facility and as a result terminated $70 million of the outstanding interest rate swap. In connection with this debt repayment we reclassified $2.5 million from accumulated other comprehensive loss into current period earnings and expensed $1.2 million of capitalized debt issuance costs.
On June 9, 2009 we completed a public offering of 5.1 million Trust shares at $8.85 per share raising $45.1 million in gross proceeds ($42.1 million in net proceeds).
We had approximately $155.9 million in borrowing base availability under our Revolving Credit Facility at September 30, 2009. Letters of credit totaling $66.2 million were outstanding at September 30, 2009.
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

	Nine months	Nine months
	ended	ended
	Sept. 30, 2009	Sept. 30, 2008
(in thousands)	(unaudited)	(unaudited)
Net income (loss)	$(39,595)	$79,361
Adjustment to reconcile net income (loss) to cash provided by operating activities
Gain on sale of businesses	—	(72,932)
Depreciation and amortization	24,989	26,552
Supplemental put expense (reversal)	(8,518)	5,829
Noncontrolling interest and stockholder charges	1,378	2,492
Impairment expense	59,800	—
Deferred taxes	(28,107)	(7,010)
Amortization of debt issuance costs	1,343	1,473
Loss on debt repayment	3,652	—
Other	(254)	296
Changes in operating assets and liabilities	6,746	(10,205)

Net cash provided by operating activities	21,434	25,856

Add (deduct):
Unused fee on revolving credit facility (1)	2,581	2,255
Staffmark integration and restructuring expenses	4,022	6,476
Changes in operating assets and liabilities	(6,746)	10,205

Less:
Maintenance capital expenditures(2)
Advanced Circuits	159	1,002
Aeroglide	—	210
American Furniture	488	173
Anodyne	395	1,220
Staffmark	400	1,196
Fox	334	1,185
Halo	405	410

Estimated cash flow available for distribution and reinvestment	$19,110	$39,396

Distribution paid — April of 2009 and 2008	$10,719	$10,246
Distribution paid — July of 2009 and 2008	12,452	10,246
Distribution paid — October of 2009 and 2008	12,452	10,719

	$35,623	$31,211

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $3.2 million of growth capital expenditures for the nine months ended September 30, 2008. The 2008 growth capital expenditures consists of $1.6 million for the new Silvue corporate office facility and $1.6 million related to Staffmark.

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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2009:

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$110,676	$10,543	$20,819	$79,315	$—
Capital lease obligations	1,288	485	425	378	—
Operating lease obligations (b)	47,184	12,214	15,671	8,065	11,235
Purchase obligations (c)	140,514	84,118	29,736	26,659	—
Supplemental put obligation (d)	4,893	—	—	—	—

	$304,555	$107,360	$66,651	$114,417	$11,235

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities, and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of September 30, 2009, including: (i) shareholder distributions of $49.8 million, (ii) management fees of $13.3 million per year over the next five years, (iii) commitment fees under our Revolving Credit Facility, and (iv) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
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
Goodwill impairment
We completed our annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2009. This annual impairment test involved a two-step process. The first step of the impairment test involved comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company determined the fair value of its reporting units utilizing a combination of the income approach methodology of valuation that includes the discounted cash flow method and market comparison to comparable peer companies. Each of our reporting units passed the impairment testing, with the exception of Staffmark. The carrying amount of Staffmark exceeded its fair value due to the recent and projected, significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to macroeconomic conditions and downward employment trends. As such, we performed the second step of the goodwill impairment test in accordance with the aforementioned guidance in order to determine the amount of impairment loss. The second step of the goodwill impairment test involved comparing the implied fair value of Staffmark’s goodwill with the carrying value of that goodwill. This comparison resulted in a goodwill impairment charge of approximately $50.0 million, which was recorded in impairment expense on the condensed consolidated statement of operations.
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
Impairment of the CBS Personnel trade name
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark in February 2009. The fair value of the CBS Personnel trade name was determined by applying the relief from royalty technique to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million is recorded in impairment expense on the condensed consolidated statement of operations for the nine months ended September 30, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name is being amortized over 2.75 years.
Recent Accounting Pronouncements
In March 2009, the FASB issued additional authoritative guidance on business combinations, specifically, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination as well as for pre-existing contingent consideration assumed as part of the business combination. This guidance is effective for us January 1, 2009.
In April 2009, the FASB amended authoritative guidance on disclosures about the fair value of financial instruments, which is effective for us June 30, 2009. The amended guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this guidance did not have a significant impact on our Condensed Consolidated Financial Statements.
In May 2009, the FASB issued authoritative guidance on subsequent events, which is effective for us June 30, 2009. This guidance addresses the disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this guidance did not have a significant impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued amendments to authoritative guidance on consolidation of variable interest entities, which will be effective for us January 1, 2010. The amended guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We do not expect the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”), which is effective for us July 1, 2009. The FASB Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the FASB Codification there is a single source of authoritative U.S. GAAP for nongovernmental entities and this has superseded all other previously issued non-SEC accounting and reporting guidance. The adoption of the FASB Codification did not have any impact on our Condensed Consolidated Financial Statements.
In August 2009, the FASB amended authoritative guidance for determining the fair value of liabilities, which will be effective for us October 1, 2009. The amended guidance reiterates that the fair value measurement of a liability (1) should be based on the assumption that the liability was transferred to a market participant on the measurement date and (2) should include the risk of nonperformance. In addition, the guidance establishes a hierarchy for determining the fair value of liabilities. Specifically, an entity must first determine whether a quoted price, from an active market, is available for identical liabilities before utilizing an alternative valuation technique. We do not expect the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.
In September 2009, the Emerging Issues Task Force reached a consensus related to revenue arrangements with multiple deliverables. The consensus will be issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for us January 1, 2011. The updated guidance will revise how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value. In addition, the revised guidance will require additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. We do not expect the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2009. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2009.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

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

Date: November 9, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2009

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant