Form 10-K
period 2009-12-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2010-03-09
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-51937
Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Commission File Number: 0-51938
Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sixty One Wilton Road Second Floor Westport, CT	06880
(Address of principal executive offices)	(Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“trust shares”)	NASDAQ Stock Market, Inc.
Securities registered pursuant to Section 12 (g) of the Act: None
     Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☑
     Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
     Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2009 was $225,149,562 based on the closing price on the NASDAQ Global Select Market on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.
     There were 36,625,000 shares of trust stock without par value outstanding at February 26, 2010.
Documents Incorporated by Reference
     Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2010 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER
     In reading this Annual Report on Form 10-K, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, subsidiaries and “reporting units” all refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2007 disposition” refers to, the sale of Crosman Acquisition Corporation;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $76.0 million Term Loan Facility, as of December 31, 2009, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

Statement Regarding Forward-Looking Disclosure
This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this prospectus are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove our Manager and our Manager’s right to resign;

•	our trust and organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and pay the put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and our Manager’s ability to retain or replace qualified employees of our businesses and our Manager;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of some of the risks that could cause our actual results to differ appears under the section “Risk Factors”. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ.
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Annual Report on Form 10-K may not occur. These forward-looking statements are made as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”, or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to that LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions.
The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Our Manager is the sole owner of our Allocation Interests, as defined in our LLC Agreement.
Overview
We acquire controlling interests in and actively manage businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place.
Our unique public structure provides investors with an opportunity to participate in the ownership and growth of companies which have historically been owned by private equity firms, wealthy individuals or families. Through the acquisition of a diversified group of businesses with these characteristics, we also offer investors an opportunity to diversify their own portfolio risk while participating in the ongoing cash flows of those businesses through the receipt of distributions.
Our disciplined approach to our target market provides opportunities to methodically purchase attractive businesses at values that are accretive to our shareholders. For sellers of businesses, our unique structure allows us to acquire businesses efficiently with little or no financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital.
We believe that private company operators and corporate parents looking to sell their businesses may consider us an attractive purchaser because of our ability to:
•	provide ongoing strategic and financial support for their businesses;

•	maintain a long-term outlook as to the ownership of those businesses where such an outlook is required for maximization of our shareholders’ return on investment; and

•	consummate transactions efficiently without being dependent on third-party financing on a transaction-by-transaction basis.
In particular, we believe that our outlook on length of ownership and active management on our part may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook both reduces the risk that businesses may be sold at unfavorable points in the overall market cycle and enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of our businesses, which we expect will better enable us to meet our long-term objective of paying distributions to our shareholders and increasing shareholder value. Finally, we have found that our ability to acquire businesses without the cumbersome delays and conditions typical of third party transactional financing can be very appealing to sellers of businesses who are interested in confidentiality and certainty to close.
We believe our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us substantial opportunities to assess small to middle market businesses that may be available for acquisition. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

In terms of the businesses in which we have a controlling interest as of December 31, 2009, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the current challenging economic environment.
2009 Highlights
Term Loan Facility pay down
On February 18, 2009, the Company reduced its debt and repaid at par, from cash on its balance sheet, $75.0 million of debt under its Term Loan Facility due in December of 2013.
Equity offering
On June 9, 2009 we completed a public offering of 5,100,000 shares at $8.85 per share raising $45.1 million in gross proceeds. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $42.1 million.
2009 distributions
We increased our quarterly distribution to $0.34 per share during the third quarter of 2008. For the year 2009 we maintained this quarterly distribution and declared distributions to our shareholders totaling $1.36 per share during the year.
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2009:
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits or ACI”), headquartered in Aurora, Colorado, is a provider of prototype,, quick-turn and production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to and purchased a controlling interest in Advanced Circuits, on May 16, 2006, for approximately $81.0 million. We currently own 70.2% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis.
American Furniture
AFM Holding Corporation (“American Furniture” or “AFM”) headquartered in Ecru, Mississippi, is a leader in the manufacturing of low-cost upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products to the promotional furniture market. We made loans to and purchased a controlling interest in AFM on August 31, 2007 for approximately $97.0 million. We currently own 93.9% of AFM’s outstanding stock on a primary basis and 84.5% on a fully diluted basis.
Anodyne
Anodyne Medical Device, Inc. (“Anodyne”) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Anodyne is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Anodyne from CGI on August 1, 2006 for approximately $31.0 million. We currently own 74.4% of the outstanding capital stock on a primary basis and 61.7% on a fully diluted basis.
Fox
Fox Factory Holding Corp. headquartered in Watsonville, California, is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles, collectively referred to as power sports. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers (“OEM”) and provides after-market products to retailers and distributors (“Aftermarket”). Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike. We made loans to and purchased a controlling interest in Fox, on January 4, 2008, for approximately $80.4 million. We currently own 75.5% of the outstanding common stock on a primary basis and 67.5% on a fully diluted basis.
HALO
HALO Lee Wayne LLC, operating under the brand names of HALO and Lee Wayne (“HALO”), headquartered in Sterling, Illinois, serves as a one-stop shop for approximately 38,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. HALO has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 600 account executives. We made loans to and purchased a controlling interest in HALO on February 28, 2007 for approximately $62.0 million. We currently own 88.7% of the outstanding common stock on a primary basis and 72.8% on a fully diluted basis.
Staffmark
CBS Personnel Holdings Inc., (“CBS Personnel”, which was rebranded as “Staffmark” in February 2009) headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. In order to provide its more than 6,500 clients with tailored staffing services to fulfill their human resources needs, Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. We made loans to and purchased a controlling interest in CBS Personnel Holdings Inc, on May 16, 2006, for approximately $128.0 million.
On January 21, 2008, CBS Personnel Holdings, Inc. acquired Staffmark Investment LLC for approximately $133.8 million, including fees and transaction costs. Like CBS Personnel Holdings Inc., Staffmark Investment LLC was one of the leading providers of commercial staffing services in the United States, providing staffing services in 30 states. CBS Personnel Holdings, Inc repaid $80.0 million in Staffmark Investment LLC indebtedness and issued $47.9 million in CBS Personnel Holdings, Inc common stock for all the equity interests in Staffmark LLC.
In April 2009, the Company amended the Staffmark intercompany credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of unsecured debt for Staffmark common stock. Our ownership percentage of the outstanding capital stock of Staffmark is currently 76.2% on a primary basis and 69.4% on a fully diluted basis.
Our businesses also represent our operating segments.
Tax Reporting
Information returns will be filed by the trust and the company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the company’s activities. The company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2009, and future years, the trust has, and will continue to file a Form 1065 and issue Schedules K-1 to shareholders. For 2009, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2008 and 2007 taxable year. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.
WHERE YOU CAN FIND ADDITIONAL INFORMATION
We have filed with the SEC Forms S-1 and S-3 under the Securities Act, and Forms 10-Q, 10-K, and 8-K under the Exchange Act, which include exhibits, schedules and amendments. In addition, copies of such reports are available free of charge that can be accessed indirectly through our website http://www.compassdiversifiedholdings.com and are available as soon as reasonably practicable after such documents are electronically filed or furnished with the SEC.

(1)	CGI and its affiliates beneficially own approximately 21.0% of the Trust shares and is our single largest holder. Mr. Massoud is not a director, officer or member of CGI or any of its affiliates.

(2)	Owned by members of our Manager, including Mr. Massoud as managing member.

(3)	Mr. Massoud is the managing member.

(4)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.

(5)	Mr. Day is a non-managing member.

Our Manager
Our Manager, CGM, has been engaged to manage the day-to-day operations and affairs of the Company and to execute our strategy, as discussed below. Our management team has worked together since 1998. Collectively, our management team has approximately 90 years of experience in acquiring and managing small and middle market businesses. We believe our Manager is unique in the marketplace in terms of the success and experience of its employees in acquiring and managing diverse businesses of the size and general nature of our businesses. We believe this experience will provide us with an advantage in executing our overall strategy. Our management team devotes a majority of its time to the affairs of the Company.
We have entered into a management services agreement (the “Management Services Agreement”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, our Manager receives a profit allocation with respect to its Allocation Interests in us. See Part III, Item 13 “Certain Relationships and Related Transactions” for further descriptions of the management fees and profit allocation to be paid to our Manager. In consideration of our Manager’s acquisition of the Allocation Interests, we entered into a Supplemental Put agreement with our Manager pursuant to which our Manager has the right to cause us to purchase its Allocation Interests upon termination of the Management Services Agreement. Our Manager owns 100% of the Allocation Interests of the Company, for which it paid $100,000.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the Company has any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the Company’s board of directors. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The Company reimburses our Manager for the salary and related costs and expenses of our Chief Financial Officer and his staff, who dedicate substantially all of their time to the affairs of the Company.
See Part III, Item 13, “Certain Relationships and Related Party Transactions and Director Independence”.
Market Opportunity
We acquire and actively manage small to middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $60 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We believe that the following factors contribute to lower acquisition multiples for small to middle market businesses:
•	there are fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are less frequently sold pursuant to an auction process.
We believe that opportunities exist to augment existing management at such businesses and improve the performance of these businesses upon their acquisition. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found that there have been opportunities to further build upon the management teams of acquired businesses beyond those in existence at the time of acquisition. In addition, our management team has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, we believe opportunities exist to assist these businesses as they pursue organic or external growth strategies that were often not pursued by their previous owners. We believe the current financing environment is conducive to our ability to consummate acquisitions.

Our Strategy
We have two primary strategies that we use in order to provide distributions to our shareholders and increase shareholder value. First, we focus on growing the earnings and cash flow from our businesses. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the board of directors
Management Strategy
Our management strategy involves the proactive financial and operational management of the businesses we own in order to pay distributions to our shareholders and increase shareholder value. Our Manager oversees and supports the management teams of each of our businesses by, among other things:
•	recruiting and retaining talented managers to operate our businesses using structured incentive compensation programs, including minority equity ownership, tailored to each business;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute attractive external growth and acquisition opportunities;

•	assist management in controlling and right-sizing overhead costs, particularly in the current challenging economic environment; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
Specifically, while our businesses have different growth opportunities and potential rates of growth, we expect our Manager to work with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including:
•	making selective capital investments to expand geographic reach, increase capacity, or reduce manufacturing costs of our businesses;

•	investing in product research and development for new products, processes or services for customers;

•	improving and expanding existing sales and marketing programs;

•	pursuing reductions in operating costs through improved operational efficiency or outsourcing of certain processes and products; and

•	consolidating or improving management of certain overhead functions.
In terms of the difficult economic environment we are currently facing, we and each of our subsidiary management teams have been, and will continue to be, intensely focused on performance and cost control measures through this economic cycle.
Our businesses typically acquire and integrate complementary businesses. We believe that complementary acquisitions will improve our overall financial and operational performance by allowing us to:
•	leverage manufacturing and distribution operations;

•	leverage branding and marketing programs, as well as customer relationships;

•	add experienced management or management expertise;

•	increase market share and penetrate new markets; and

•	realize cost synergies by allocating the corporate overhead expenses of our businesses across a larger number of businesses and by implementing and coordinating improved management practices.
We incur third party debt financing almost entirely at the Company level, which we use, in combination with our equity capital, to provide debt financing to each of our businesses and to acquire additional businesses We believe this financing structure is beneficial to the financial and operational activities of each of our businesses by aligning our interests as both equity holders of, and lenders to, our businesses, in a manner that we believe is more efficient than our businesses borrowing from third-party lenders.
Acquisition Strategy
Our acquisition strategy involves the acquisition of businesses that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in longstanding and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.
     Our ideal acquisition candidate has the following characteristics:
•	is an established North American based company;

•	maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	has a solid and proven management team with meaningful incentives;

•	has low technological and/or product obsolescence risk; and

•	maintains a diversified customer and supplier base.
We benefit from our Manager’s ability to identify potential diverse acquisition opportunities in a variety of industries. In addition, we rely upon our management team’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, on our behalf, our Manager:
•	engages in a substantial level of internal and third-party due diligence;

•	critically evaluates the management team;

•	identifies and assesses any financial and operational strengths and weaknesses of the target business;

•	analyzes comparable businesses to assess financial and operational performances relative to industry competitors;

•	actively researches and evaluates information on the relevant industry; and

•	thoroughly negotiates appropriate terms and conditions of any acquisition.
The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. Although our management team is always at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions to us.
Upon acquisition of a new business, we rely on our manager’s team’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a successful business plan.
We believe, due to our financing structure, in which both equity and debt capital are raised at the Company level, allowing us to acquire businesses without transaction specific financing, that the current difficult financing environment is conducive to our ability to consummate transactions that may be attractive in both the short- and long-term.

In addition to acquiring businesses, we sell businesses that we own from time to time when attractive opportunities arise that outweigh the value that we believe we will be able to bring such businesses consistent with our long-term investment strategy. As such, our decision to sell a business is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of that business. Upon the sale of a business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes. We do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect to pay shareholder distributions over time through the earnings and cash flows of our businesses.
Since our inception in May 2006, we have recorded gains on sales of our businesses of over $100 million, or $3.00 per share. We sold Crosman in January 2007 and Aeroglide and Silvue in June 2008. We sold Crosman, our majority owned recreational products company for approximately $143 million and our net proceeds and gain on sale were approximately $110 million and $36 million, respectively. We sold Aeroglide, our majority owned designer and manufacturer of industrial drying and cooling equipment for approximately $95 million and our net proceeds and gain on sale were approximately $78 million and $34 million, respectively. Finally, we sold Silvue, our majority owned developer and producer of proprietary, high performance liquid coating systems for approximately $95 million and our net proceeds and gain on sale were approximately $64 million and $39 million, respectively.
Strategic Advantages
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well-positioned to acquire additional businesses. Our management team has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In addition, our management team also has a successful track record of acquiring and managing small to middle market businesses in various industries. In negotiating these acquisitions, we believe our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.
Our management team has a large network of over 2,000 deal intermediaries who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s proprietary transaction sourcing efforts, we have a substantial pipeline of potential acquisition targets. Our management team also has a well established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our acquired businesses.
Finally, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one, especially in the current credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
Valuation and Due Diligence
When evaluating businesses or assets for acquisition, our management team performs a rigorous due diligence and financial evaluation process. In doing so, we evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we define valuations under a variety of analyses, including:
•	discounted cash flow analyses;

•	evaluation of trading values of comparable companies;

•	expected value matrices; and

•	examination of recent transactions.
One outcome of this process is a projection of the expected cash flows from the target business. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that with detailed due diligence, future cash flows will be better estimated and the prospects for operating the business in the future better evaluated. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we engage third-

party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We also engage technical, operational or industry consultants, as necessary.
A further critical component of the evaluation of potential target businesses is the assessment of the capability of the existing management team, including recent performance, expertise, experience, culture and incentives to perform. Where necessary, and consistent with our management strategy, we actively seek to augment, supplement or replace existing members of management who we believe are not likely to execute our business plan for the target business. Similarly, we analyze and evaluate the financial and operational information systems of target businesses and, where necessary, we enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.
Financing
We have a Credit Agreement with a group of lenders led by Madison Capital, LLC. The Credit Agreement provides for a Revolving Credit Facility totaling $340.0 million, subject to borrowing base restrictions, and a Term Loan Facility totaling $76.0 million. The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008, and a final payment of the outstanding principal balance on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012.
On February 18, 2009, we repaid $75.0 million of the outstanding Term Loan Facility with the unused portion of the proceeds from the sale of Aeroglide and Silvue in 2008.
The Credit Agreement provides for letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the borrowing availability under the Credit Agreement. At December 31, 2009, we had outstanding letters of credit totaling $66.2 million. The borrowing availability under the Revolving Credit Facility at December 31, 2009 was approximately $136.8 million.
The Credit Agreement is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries. (See Note K to the consolidated financial statements for more detail regarding our Credit Agreement).
We intend to finance future acquisitions through our Revolving Credit Facility, cash on hand and additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically relating to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. This is especially true given the recent disruptions in the overall economy and current volatility in the financial markets. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.
Our Businesses
Advanced Circuits
Overview
Advanced Circuits, headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and production rigid printed circuit boards, or PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2009, 2008 and 2007 approximately 66% of Advanced Circuits’ net sales were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 10,000 customers with which it does business throughout the year. These customers represent numerous end markets, and for each of the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 2% of net sales. Advanced Circuits’ senior management, collectively, has approximately 90 years of experience in the electronic components manufacturing industry and closely related industries.
For the full fiscal years ended December 31, 2009, 2008 and 2007, Advanced Circuits had net sales of approximately $46.5 million, $55.4 million and $52.3 million, respectively and operating income of $16.3 million, $17.7 million and $17.1 million, respectively. Advanced Circuits had total assets of $72.6 million at December 31, 2009. Net sales from Advanced Circuits represented 3.7%, 3.6% and 6.2% of our consolidated net sales for the years 2009, 2008 and 2007, respectively.
History of Advanced Circuits
Advanced Circuits commenced operations in 1989 through the acquisition of the assets of a small Denver based PCB manufacturer, Seiko Circuits. During its first years of operations, Advanced Circuits focused exclusively on manufacturing high volume, production run PCBs with a small group of proportionately large customers. In 1992, after the loss of a significant customer, Advanced Circuits made a strategic shift to limit its dependence on any one customer. As a result, Advanced Circuits began focusing on developing a diverse customer base, and in particular, on providing research and development professionals at equipment manufacturers and academic institutions with low volume, customized prototype and quick-turn PCBs.
In 1997 Advanced Circuits increased its capacity and consolidated its facilities into its current headquarters in Aurora, Colorado. During 2001 through 2003, despite a recession and a reduction in United States PCB manufacturing, Advanced Circuits’ sales expanded by 29% as its research and development focused customer base continued to require PCBs to perform day-to-day activities. In 2003, to support its growth, Advanced Circuits expanded its PCB manufacturing facility by approximately 37,000 square feet or approximately 150%.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
Industry
The PCB industry, which consists of both large global PCB manufacturers and small regional PCB manufacturers, is a vital component to all electronic equipment supply chains as PCBs serve as the foundation for virtually all electronic products, including cellular telephones, appliances, personal computers, routers, switches and network servers. PCBs are used by manufacturers of these types of electronic products, as well as by persons and teams engaged in research and development of new types of equipment and technologies. According to IPC’s 2009 Industry Analysis and Forecast for Rigid PCB’s in North America (published August 2009, which we refer to as the IPC 2009 Analysis, the global PCB market, including both captive and merchant production, including both rigid and flex boards grew at a CAGR of over 8% from $31.6 billion in 2002 to an estimated $50.7 billion in 2008.
In contrast to global trends, however, production of PCBs in North America has declined by over 50% since 2000, to approximately $3.47 billion in 2008, and is expected to grow slightly over the next several years according to the IPC 2009 Analysis, The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, prototype production, some of the more complex volume production and military production have remained strong in the United States.
Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:
•	Prototype PCBs — These PCBs are typically manufactured for customers in research and development departments of original equipment manufacturers, or OEMs, and academic institutions. Prototype PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These prototypes are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the prototype is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

•	Quick-Turn Production PCBs — These PCBs are used for intermediate stages of testing for new products prior to full scale production. After a new product has successfully completed the prototype phase, customers undergo test marketing and other technical testing. This stage requires production of larger quantities of PCBs in a short period of time, generally 10 days or less, while it does not yet require high production volumes. This transition stage between low-volume prototype production and volume production is known as quick-turn production. Manufacturing specifications conform strictly to end product requirements and order quantities are typically in volumes of 10 to 500. Similar to prototype PCBs, response time remains crucial as the delivery of quick-turn PCBs can be a gating item in the development of electronic products. Orders for quick-turn production PCBs conform specifically to the customer’s exact end product requirements.

•	Volume Production PCBs — These PCBs, which we sometimes refer to as “long lead” and “sub-contract” are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Volume Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.
These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by the Asian based manufacturers due to the quick response time required for these products. The North American prototype and quick-turn production sectors combined represent approximately $1.2 billion in the PCB production industry in 2008 according to the IPC 2009 Analysis.
     Several significant trends are present within the PCB manufacturing industry, including:
•	Increasing Customer Demand for Quick-Turn Production Services — Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily in research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process.

•	Increasing Complexity of Electronic Equipment — OEMs are continually designing more complex and higher performance electronic equipment, requiring sophisticated PCBs. To satisfy the demand for more advanced electronic products, PCBs are produced using exotic materials and increasingly have higher layer counts and greater component densities. Maintaining the production infrastructure necessary to manufacture PCBs of increasing complexity often requires significant capital expenditures and has acted to reduce the competitiveness of local and regional PCB manufacturers lacking the scale to make such investments.

•	Shifting of High Volume Production to Asia — Asian based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their market share of volume production of PCBs used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for prototype or quick-turn PCB production or the volume production of the most complex PCBs. This “off shoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the prototype and quick-turn sectors of the market.
Products and Services
A PCB is comprised of layers of laminate and contains patterns of electrical circuitry to connect electronic components. Advanced Circuits typically manufactures 2 to 12 layer PCBs, and has the capability to manufacture up to 14 layer PCBs. The level of PCB complexity is determined by several characteristics, including size, layer count, density (line width and spacing), materials and functionality. Beyond complexity, a PCB’s unit cost is determined by the quantity of identical units ordered, as engineering and production setup costs per unit decrease with order volume, and required production time, as longer times often allow increased efficiencies and better production management. Advanced Circuits primarily manufactures lower complexity PCBs.
To manufacture PCBs, Advanced Circuits generally receives circuit designs from its customers in the form of computer data files emailed to one of its sales representatives or uploaded on its interactive website. These files are then reviewed to ensure data accuracy and product manufacturability. While processing these computer files,

Advanced Circuits generates images of the circuit patterns that are then physically developed on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, conductive materials are selectively added and removed to form horizontal layers of thin circuits, called traces, which are separated by insulating material. A finished multilayer PCB laminates together a number of layers of circuitry. Vertical connections between layers are achieved by metallic plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy.
Advanced Circuits assists its customers throughout the life-cycle of their products, from product conception through volume production. Advanced Circuits works closely with customers throughout each phase of the PCB development process, beginning with the PCB design verification stage using its unique online FreeDFM.com tool, FreeDFM.comTM, which was launched in 2002, enables customers to receive a free manufacturability assessment report within minutes, resolving design problems that would prohibit manufacturability before the order process is completed and manufacturing begins. The combination of Advanced Circuits’ user-friendly website and its design verification tool reduces the amount of human labor involved in the manufacture of each order as PCBs move from Advanced Circuits’ website directly to its computer numerical control, or CNC, machines for production, saving Advanced Circuits and customers cost and time. As a result of its ability to rapidly and reliably respond to the critical customer requirements, Advanced Circuits generally receives a premium for their prototype and quick-turn PCBs as compared to volume production PCBs.
Advanced Circuits manufactures all high margin prototypes and quick-turn orders internally but often utilizes external partners to manufacture production orders that do not fit within its capabilities or capacity constraints at a given time. As a result, Advanced Circuits constantly adjusts the portion of volume production PCBs produced internally to both maximize profitability and ensure that internal capacity is fully utilized.
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:
Gross Sales by Products and Services(1)

	Year Ended December 31,
	2009	2008	2007
Prototype Production	30.6%	31.6%	32.2%
Quick-Turn Production	36.4%	34.4%	33.0%
Volume Production (including assembly)	30.1%	27.5%	22.3%
Third Party	2.9%	6.5%	12.5%

Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:
•	Numerous Unique Orders Per Day — For the year ended December 31, 2009, Advanced Circuits received an average approximately 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as a low cost manufacturer of prototype and quick-turn PCBs.

•	Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2009, Advanced Circuits did business with over 10,000 customers and added approximately 214 new customers per month. For each of the years ended December 31, 2009, 2008 and 2007 no customer represented over 2% of net sales.

•	Highly Responsive Culture and Organization — A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on prototype or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

•	Proprietary FreeDFM.com Software — Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool, which was launched in 2002, enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.com has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.

•	Established Partner Network — Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a complete suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.
Business Strategies
Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:
•	Increase Portion of Revenue from Prototype and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the expense of declining sales in volume production PCBs, as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

•	Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits has begun to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. According to a November 2009 IPC study; approximately 309 PCB manufacturers operate in the United States with only 26 generating annual sales in excess of $20 million. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits has an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

•	Remain Committed to Customers and Employees — Advanced Circuits has remained focused on providing the highest quality product and service to its customers. We believe this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. As a result, Advanced Circuits plans on continuing to focus on similar programs to maintain this competitive advantage.

Research and Development
Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently. Research and development expenses were not material in each of the years 2009, 2008 and 2007.
Customers
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2009, 2008 and 2007:

	2009 Customer	2008 Customer	2007 Customer
Industry Sector	Distribution	Distribution	Distribution
Electrical Equipment and Components	33%	32%	35%
Measuring Instruments	13%	12%	15%
Electronics Manufacturing Services	15%	16%	13%
Engineer Services	5%	5%	5%
Industrial and Commercial Machinery	8%	8%	5%
Business Services	2%	2%	5%
Wholesale Trade-Durable Goods	1%	2%	3%
Educational Institutions	8%	6%	5%
Transportation Equipment	10%	8%	5%
All Other Sectors Combined	5%	9%	9%

Total	100%	100%	100%

Management estimates that over 90% of its orders are generated from existing customers. Moreover, approximately 65% of Advanced Circuits’ orders in each of the years 2009, 2008 and 2007 were delivered within five days.
Sales and Marketing
Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 2% of net sales each year on its marketing initiatives and advertising and has 26 employees dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 300 outbound sales calls and receive between 160 and 200 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired over the internet where Advanced Circuits generates over 90% of its orders from its website.
Once a new client is acquired, Advanced Circuits offers an easy to use customer-oriented website and proprietary online design and review tools to ensure high levels of retention. By maintaining contact with its customers to ensure satisfaction with each order, Advanced Circuits believes it has developed strong customer loyalty, as demonstrated by over 90% of its orders being received from existing customers. Included in each customer order is an Advanced Circuits pre-paid “bounce-back” card on which a customer can evaluate Advanced Circuits’ services and send back any comments or recommendations. Each of these cards is read by senior members of management, and Advanced Circuits adjusts its services to respond to the requests of its customer base.
Substantially all revenue is derived from sales within the United States.
Advanced Circuits, due to the volume of prototype and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2009 and 2008.

Competition
There are currently an estimated 309 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
Competitors in the prototype and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The three largest independent domestic prototype and quick-turn PCB manufacturers in North America are DDI Corp., TTM Technologies, Inc. and Viasystems Group, Inc. . Though each of these companies produces prototype PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with higher layer counts in response to the off shoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, prototype and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues under $20 million that have long-term customer relationships and typically produce both prototype and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in prototype and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.
New market entrants into prototype and quick-turn production PCBs confront substantial barriers including significant investments in equipment, highly skilled workforce with extensive engineering knowledge and compliance with environmental regulations. Beyond these tangible barriers, Advanced Circuits’ management believes that its network of customers, established over the last two decades, would be very difficult for a competitor to replicate.
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 16.9%, 16.1% and 14.8% of net sales for each of the fiscal years ended December 31, 2009, 2008 and 2007, respectively.
The primary raw materials that are used in production are core materials, such as copper clad layers of glass and chemical solutions, and copper and gold for plating operations, photographic film and carbide drill bits. Multiple suppliers and sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and Advanced Circuits’ management believes this will continue in the foreseeable future. Advanced Circuits works closely with its suppliers to incorporate technological advances in the raw materials they purchase. Advanced Circuits does not believe that it has significant exposure to fluctuations in raw material prices. Though Advanced Circuits’ primary raw material, laminates (epoxy, glass and copper), have experienced increases in price in 2009, the impact on its margins accounted for less than a 2% increase in cost of sales as a percentage of net sales. The fact that price is not the primary factor affecting the purchase decision of many of Advanced Circuits’ customers, has allowed management to historically pass along a portion of raw material price increases to its customers.
Intellectual Property
Advanced Circuits seeks to protect certain proprietary technology by entering into confidentiality and non-disclosure agreements with its employees, consultants and customers, as needed, and generally limits access to and distribution of its proprietary information and processes. Advanced Circuits’ management does not believe that patents are critical to protecting Advanced Circuits’ core intellectual property, but, rather, that its effective and quick execution of fabrication techniques, its website FreeDFM.comTM and its highly skilled workforce are the primary factors in maintaining its competitive position.
Advanced Circuits uses the following brand names: FreeDFM.comTM, 4pcb.comTM, 4PCB.comTM, 33each.comTM, barebonespcb.comTM and Advanced CircuitsTM. These trade names have strong brand equity and are material to Advanced Circuits’ business.

Regulatory Environment
Advanced Circuits manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Advanced Circuits’ management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance as it was awarded the Denver Metro Wastewater Reclamation District Gold Award for the years 2002, 2003 and 2005, 2006 and 2008.
Employees
As of December 31, 2009, Advanced Circuits employed 234 persons. Of these employees, there were 26 in sales and marketing, 6 in information technology, 8 in accounting and finance, 32 in engineering, 12 in shipping and maintenance, 143 in production and 7 in management. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.
American Furniture
Overview
American Furniture, headquartered in Ecru, Mississippi, is a manufacturer of upholstered furniture sold to large-scale furniture distributors and retailers. American Furniture operates almost exclusively in the promotional upholstered segment of the furniture industry which is characterized by affordable prices, standard designs and immediate availability to retail consumers. American Furniture was founded in 1998. The current management team has been in place since 2004 led by CEO Mike Thomas. American Furniture’s products are adapted from established designs in the following categories, (i) stationary, (ii) motion, (iii) recliner and (iv)other related products including accent tables and rugs. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.
On February, 12, 2008, American Furniture’s 1.1 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.
The Company temporarily moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management secured 320 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. These temporary stationary production facilities provided American Furniture with approximately 90% of the pre-fire stationary production capabilities for the months of April, through November. Orders for motion and recliner products were addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. On November 7, 2008 the damaged manufacturing facility was fully restored and operating.
For the full fiscal years ended December 31, 2009, 2008 and 2007 American Furniture had net sales of approximately $142.0 million, $130.9 million and $156.6 million and operating income of $6.5 million, $5.1 million and $11.8 million, respectively. American Furniture had total assets of $115.8 million at December 31, 2009. Net sales from American Furniture represented 11.4%, 8.5% and 5.6% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.
History of American Furniture
American Furniture was founded in 1998 with an exclusive focus on promotional upholstered furniture, offering a unique value proposition combining consistent high-quality, attractively priced products and 48-hour quick-ship service. As American Furniture has grown, it has maintained a disciplined, production focused strategy with proven merchandising ideally suited to serve one of the fastest growing segments of the retail furniture marketplace, promotional furniture. AFM began operations in 1998 with four assembly lines housed in a 60,000 sq. ft. facility. By 2002, American Furniture had achieved revenues in excess of $120 million and grew operations into a 600,000 sq. ft. facility in Houlka, MS. In 2004 American Furniture was sold by its founder to a group of private investors who installed a new management structure led by Mr. Mike Thomas. Mr. Thomas successfully hired a new executive team and grew American Furniture’s administrative infrastructure in order to build a solid foundation to support future growth. In 2005, American Furniture aggressively pursued Asian sourcing for fabrics and other assorted materials. Today American Furniture is a leading manufacturer of promotional upholstered furniture operating from an approximately 1.1 million sq. ft. of manufacturing and warehouse facility completely restored from the February 2008 fire.
We acquired a controlling interest in American Furniture on August 31, 2007.
Industry
AFM is the leading manufacturer of upholstered furniture serving the promotional segment of the U.S. furniture industry. The domestic furniture industry over the past twenty years has realized consistent growth driven by several factors including (i) a long-term favorable housing market and consistent growth in the purchase of second homes, (ii) favorable demographic trends (i.e., graying/baby-boom population) and (iii) overall rise in consumer spending have all contributed to the expansion of the domestic furniture industry prior to 2008.
AFM participates largely in the promotional upholstered furniture industry. Within the U.S. residential retail furniture marketplace, products are typically positioned in the “promotional”, “good”, “better”, or “best” category. The scale of the categories is intended to reflect an increasing level of quality, appearance and correspondingly price. At the wholesale level, the promotional segment of the upholstered furniture industry we believe accounts for $3.4 billion in sales. Promotional upholstered furniture manufacturers typically offer a limited range of products in a discrete number of styles and/or designs, allowing immediate delivery to retail customers at well-established retail price points. Specifically, promotional upholstered furniture is generally priced by product at the retail level as outlined below:
Stationary Sofas — From $299 to $499
Recliners — From $99 to $299
Stationary Sectionals — Up to $799
Motion Sofas — Up to $699
Motion Sectionals — Up to $1,399
Promotionally priced products are among the best-selling lines within the overall upholstered furniture category and are expected to outpace the overall upholstered market over the next five years. The popularity of promotional furniture is attributable to (i) the segment’s consistent product quality (based on focused manufacturing on a few key furniture pieces), and (ii) its value pricing, which appeals to the broadest cross-section of the furniture consumers.
AFM competes exclusively in the promotional segment, selling upholstered furniture in both the stationary and motion categories. In the retail furniture landscape, promotional furniture is a growing catalyst of floor traffic and sales volumes for mass market furniture retailers. Recurring promotional programs have become core to retailer strategies given its immediate availability to customers and just-in-time strategies employed within the industry which limit retailer inventory requirements,.
Within the wholesale market, wholesale shipments from Asian suppliers, we believe, have grown steadily as a percent of total wholesale shipments. Asian upholstered imports have grown significantly in the past ten years. We believe their impact on AFM has been far less than the industry as a whole within the promotional upholstered furniture, due to the low price points and resulting shipping costs as a percent of a piece’s total value.
Overall conditions for the furniture industry have been difficult over the past year. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets and lagging consumer confidence as a result of erratic financial markets. All of this has significantly impacted big ticket consumer purchases such as furniture.
Off-shore Imports
Furniture manufactured in Asia emerged as an important driver of the U.S. residential furniture market beginning in the mid-1990s. While off-shore manufacturers, particularly Chinese and Vietnamese manufacturers, have affected the entire industry, the import trend, has impacted different segments of the industry at varying levels.
Case-goods and metal furniture have proven to be more susceptible to Asian competition than upholstered furniture, due to the stack ability and assembly characteristics, resulting in efficient freight consolidation. Upholstered furniture cannot be broken down and shipped efficiently to the U.S. such that the resulting freight costs tend to out weigh the labor and material savings achieved through offshore manufacturing. As a result, domestic upholstered manufacturers have largely managed to compete effectively against Asian competitors when compared to other segments of the furniture industry. In addition, manufacturers in the promotional segment of the upholstered industry are even further insulated from offshore competition due not only to overall freight costs but also freight costs when compared to wholesale price of the product together with the prolonged lead-times to retailers and end customers in a market segment characterized very short lead-times and immediate delivery to the end consumer.
Retail price points in the promotional segment of the upholstered industry range from $99 - $1,399, whereas shipping costs from Asia on a per piece basis are generally in excess of $100 per piece ($3,000 — $4,000) per standard 40 foot container not including domestic shipping and insurance costs).
In addition to the increased cost, lead times also hinder Asian manufacturers’ ability to effectively compete in the promotional upholstered industry. As mentioned previously, retailers use promotional furniture to drive store traffic and provide immediately delivery to the end-user of value-priced, quality upholstered furniture products. AFM aims to ship customer orders 48 hours following receipt of an order with delivery occurring 1 — 3 days following depending on the customers’ location within the U.S. Asian manufacturers typically require at least 50 days (or 7 — 8 weeks depending on business days) from order receipt to customer delivery, resulting in a significant amount of increased inventory management and advertising planning in order to effectively source upholstered product from overseas manufacturers.
In spite of these drawbacks we have recently experienced significantly more competition in 2009 from upholstered Asian imports in the more expensive motion product category. Asian manufacturers have demonstrated an ability to create a high quality motion product at a cost that maintains a competitive price point even with the added shipping costs. American Furniture is considering adding a motion product import to complement its current motion product line in fiscal 2010.
Products and Services
AFM manufactures two basic categories of promotional upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 70%, 63% and 64% of sales in fiscal 2009, 2008 and 2007, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 28%, 34% and 33% of fiscal 2009, 2008 and 2007 gross sales, respectively. Beginning in 2005, AFM added a line of imported accent tables to its product mix to provide customers with complimentary accessory offering to AFM’s core furniture lines. For 2009, 2008 and 2007, accent tables and other miscellaneous revenue accounted for approximately 2%-4% of gross sales. AFM’s core product offerings with average retail prices are summarized below:
26 styles of stationary sofas, loveseats and chairs — $299 — $499
13 styles of recliners — $99 — $399
5 styles of motion sofas — $499 — $599
3 styles of stationary sectionals — Up to $799
2 style of motion sectionals — $999 — $1,399
AFM’s products utilize common components and frames with limited fabric options, allowing AFM to reproduce established styles at value prices. Since 2004, AFM has continuously introduced new styles which typically replace older designs and are primarily slight variations to existing products. AFM builds its products to stock and maintains adequate inventory levels to facilitate shipment to customers within 48 hours of an order. AFM’s quick-ship strategy allows customers to better manage inventory and product promotions yet maintain the ability to provide immediate availability to retail customers, a key attribute within the promotional furniture segment of the furniture industry.
Product Development
AFM can re-engineer a new design, create a prototype and begin to solicit customer feedback within two weeks. AFM carefully controls its product line such that new styles typically replace older designs. As a result, AFM requires approximately 60 days to 90 days to wind-down a discontinued line and begin shipping truckload quantities of new designs to customers.
Manufacturing
AFM utilizes an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in each category of upholstery.. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure
AFM’s efficient manufacturing process combined with its inventory strategy is designed to facilitate AFM’s 48-hour quick-ship service covering the entire product line. AFM’s expedited shipping capacity enables retailers to improve inventory turns and reduce lost sales due to stock-outs. AFM’s warehoused inventory is loaded on the delivery truck within 48 hours of order placement and typically arrives at a customer location within three days of shipping.
AFM delivers the majority of its products through a combination of its in-house trucking fleet and third-party freight service providers. Freight costs are generally paid by the customer, including fuel surcharges. AFM utilized third-party freight providers for approximately 70% of its customer shipments in 2009 compared to approximately 50% in prior years. We estimate that this saved approximately $1.0 million in 2009 in overall freight costs.
Competitive Strengths
We believe that AFM is among the lowest-cost domestic manufacturers of promotional upholstered furniture. AFM maintains a competitive cost basis through an assembly-line production model and build-to-stock strategy. Specifically, AFM generates economies of scale through:
•	Long runs of a limited number of standardized frames;

•	The application of common components throughout the entire production line; and

•	A standard offering of only two to four fabric options per frame.
In addition, management has aligned AFM’s high-volume manufacturing strategy with a piece-rate incentive structure for its direct labor force. This structure drives workforce productivity. The incentive system also provides floor personnel with the opportunity to earn annual compensation at or above local standards, thereby facilitating AFM’s recruiting and retention efforts.
AFM’s efficient build-to-stock manufacturing operation facilitates AFM’s strategy of offering its customers shipment of product within 48 hours of order receipt. In turn, AFM’s customers are able to offer their retail customers quality, value-priced upholstered furniture for immediate delivery upon the day of sale, while only maintaining limited quantities of product inventory.
AFM serves a diverse base of approximately 750 customers. Within its broader customer base, AFM specifically targets independent furniture retailers at the national, multi-regional and regional levels. AFM’s value proposition and the ability to ship any product within 48 hours, is highly valued by this segment of the marketplace that focuses broadly on demographic segments that demand immediate delivery of popular styles at competitive prices.
Barriers to Significant Asian Competition
The availability of low-cost Asian products has had a far-reaching impact on the broader home furnishings market in the United States over the past ten years. In contrast to manufacturers serving other segments. Until recently, AFM has had minimal exposure to off-shore competition due to the following:
•	AFM’s efficient, low-cost production model;

•	Mass retailers’ short lead-time demands and unwillingness to accept excess inventory risk; and

•	High costs (e.g., freight, damage, shrink) of shipping upholstered furniture direct from Asia.
Recently, we have begun to see more competition in the motion product category from Asian imported product. These products typically offer customers better value in terms of construction and price when compared to our motion product. Our margin for motion product has typically been less than stationary. We are considering adding motion imported product in 2010 to complement our existing motion line. We believe this can be done with little or no impact to our current gross margins.
Business Strategies
•	Increase sales with new and existing customers

While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels, including Rent-To-Own (“RTO”) and mass merchandisers. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ entire promotional product line. In order to focus additional attention to major customers and expand product—line sell-through to these customers, the Company added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers. On line sales expanded in 2009 growing to approximately 7% of sales. This was accomplished through sales to national and regional internet marketing firms.

•	Product development

AFM’s merchandising strategy focuses on satisfying the changing needs of retailers and consumers in a manner that meets AFM’s production strategy. AFM’s management and sales staff monitor the furniture market to identify new trends and popular styles at higher price points. AFM subsequently ensures that it can cost effectively replicate a new style with standardized components and limited cover options, after which AFM will build a prototype to determine if the product can be reproduced at acceptable margin levels.

•	Asian sourcing of components

In 2004, AFM implemented a program to purchase raw materials from the lowest-cost source available in the marketplace. The Company hired a director of Asian sourcing in May 2005 to lead this effort. Currently, AFM sources the vast majority of its fabric, legs, show wood, chaises, ottomans, correlate chairs and accent tables from Asian vendors. AFM believes there are additional opportunities to lower purchasing costs through this initiative.

•	Strategic acquisitions

AFM has in the past and will continue to evaluate strategic acquisitions to augment its existing business. In particular, acquisitions may provide AFM with an opportunity to expand geographically, add additional product lines or achieve operational synergies.

•	Pursue cost savings initiatives

Currently, AFM is aggressively pursuing expense reduction, cost cutting programs and cash preservation initiatives throughout all parts of its business.
Customers
AFM serves a base of approximately 750 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2009, 2008 and 2007, AFM’s top 20 customers accounted for approximately 62%, 56% and 51%, respectively, of AFM’s total sales, with the top customer, Value City, accounting for approximately 24%, 22% and 19% of total sales in 2009, 2008 and 2007, respectively. Other than this customer, no single customer accounted for more than 6.5% of total sales in 2009, 2008 or 2007.
Sales and Marketing
AFM has a sales force consisting of 15 independent, outside representatives that exclusively sell AFM’s products in an assigned geographic territory of up to six states. Sales representatives are compensated on a 100% commission basis. AFM maintains two permanent showrooms in High Point, NC and Tupelo, MS, host cities for furniture industry trade shows (High Point in April and October and Tupelo in January and August). In addition, AFM leases showroom space for the furniture trade show in Las Vegas NV. Trade shows provide opportunities for AFM to display its existing products and introduce new designs into the marketplace.
American Furniture’s business is seasonal. Net sales have historically been higher in the period of January through April of each fiscal year. We believe this seasonality is due in part to consumer demand increasing resulting from income tax refunds. Substantially all revenue is derived from sales within the United States.
Marketing at the retail level is typically handled by AFM’s customers. AFM does not advertise specific products on its own, but provides product information and pictures for retailers to include in newspaper and various insert advertisements. AFM’s products are typically included in retailers’ recurring promotional programs as the products drive floor traffic and sales volume due to low price points.
AFM had approximately $6.9 million and $4.9 million in firm backlog orders at December 31, 2009 and 2008, respectively.

Competition
AFM competes with selected large national manufacturers that produce and sell promotional products. However, promotional upholstered furniture often represents only a small percentage of revenue for these participants. Also, large diversified manufacturers tend not to place specific emphasis on developing quick-ship capabilities specifically for their promotional offerings. Therefore, AFM competes primarily with several smaller manufacturers that are typically thinly-capitalized, family owned businesses that we believe do not have the capacity, manufacturing capabilities, sourcing expertise or access to capital in order to build critical production volumes. Competition within the segment is largely based on value and delivery lead times, as opposed to product differentiation, providing AFM and its quick-ship capabilities with a key competitive advantage within the industry. AFM’s primary competitors include United Furniture Industries, Albany Industries and Hughes Furniture, Ashley Furniture and Corinthian.
Suppliers
AFM’s top supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mr. Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have long-term supply contracts with Independent or any other suppliers. A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including lumber, plywood and polyfoam, are sourced locally with alternative suppliers available at competitive prices, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, chaises, ottomans, correlate chairs, accent tables and the majority of its fabric from China-based suppliers. The prices charged by manufacturers of products such as petro-chemicals and wire rod, which are the primary materials purchased by our suppliers of foam and drawn wire declined in 2009. It is too early to determine if we will realize a like kind reduction in our raw material costs in 2010 as our vendors may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers. Raw material cost as a percent of sales was approximately 59%, 59% and 58% in 2009, 2008 and 2007, respectively.
Regulatory Environment
AFM’s manufacturing operations, facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. Such laws and regulations govern air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. AFM believes that it is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future
Employees
As of December 31, 2009, American Furniture employed 832 persons. Of these employees, 758 were in production shipping and purchasing with the remainder serving in executive, administrative office and other capacities. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.
Anodyne
Overview
Anodyne, headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. The Anodyne group of companies provides its customers with the opportunity to source leading surface technologies from the designer and manufacturer.
Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered”

support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant.
For the full fiscal years ended December 31, 2009, 2008 and 2007, Anodyne had net sales of approximately $54.1 million, $54.2 million and $44.2 million, and operating income of $7.4 million, $4.2 million and $2.9 million, respectively. Anodyne had total assets of $49.0 million at December 31, 2009. Net sales from Anodyne represented 4.3%, 3.5% and 5.2% of our consolidated net sales for fiscal years 2009, 2008 and 2007, respectively.
History
Anodyne was initially formed in February 2006 by CGI and Hollywood Capital, Inc., a private investment management firm led by Anodyne’s former Chief Executive Officer, to acquire AMF and SenTech, located in Corona, CA and Coral Springs, FL, respectively. AMF Support Surfaces, Inc. is a leading manufacturer of non-powered mattress systems, seating cushions and patient positing devices. SenTech is a leading designer and manufacturer of advanced electronically controlled, powered, alternating pressure, pulmonary therapy, low air loss and lateral rotation specialty support surfaces for the wound care industry. Prior to its acquisition SenTech had established a premium brand as a result of its proprietary technologies, in the less price sensitive therapeutic market while AMF competed primarily in the preventive care market.
On October 5, 2006, Anodyne acquired the patient positioning device business of Anatomic. The acquired operations were merged into Anodyne’s operations. Anatomic is a leading supplier of operating suite patient positioning devices and support surfaces focused on the price sensitive long term care and home healthcare markets.
On June 27, 2007, Anodyne purchased PrimaTech, a lower price-point distributor of powered medical support surfaces to the long term care and home healthcare markets. PrimaTech’s products are predominately designed in the US and manufactured pursuant to an exclusive manufacturing agreement with an FDA registered manufacturing partner located in Taiwan.
In October 2008, Anodyne and Hollywood Capital, Inc. terminated their management services agreement which provided for, among other things, two principals of Hollywood Capital, Inc., resigning from their roles of Chief Executive Officer and Chief Financial Officer of Anodyne. Upon termination of the agreement, Anodyne appointed a new Chief Executive Officer and a new Chief Financial Officer.
We purchased a controlling interest in Anodyne from CGI on August 1, 2006.
Industry
The medical support surfaces industry is fragmented and comprised of many small participants and niche manufacturers. Anodyne’s consolidation platform allows customers to source all leading support surface technologies for the acute care, long term care and home health care from a single source. Anodyne is a vertically integrated company with engineering, design and research, manufacturing and support performed in house to quickly bring new, innovative products and technologies to market while maintaining high quality standards in its manufacturing process.
Immobility caused by injury, old age, chronic illness or obesity is the main cause for the development of pressure ulcers. In these cases, the person lying in the same position for a long period of time puts pressure on the bony prominence of the body surface. This pressure, if continued for a sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these cells deprived of oxygen, begin to break down and form sores. In addition to constant or excessive pressure, other contributing factors to the development of pressure ulcers include heat, friction and sheer, or pull on the skin due to the underlying fabric.
The prevalence rate of pressure ulcers in acute care facilities has been seen as high as 34%, with costs of treatment as high as $70,000 per ulcer, causing an estimated burden of an additional 22 million Medicare hospital days. Further it has been reported that another 2% to 28% of all nursing home patients suffer from decubitus ulcers. We believe that providing the right therapeutic support surfaces is a necessary intervention for these ulcers. Management believes the need for medical support surfaces will continue to grow due to several favorable demographic and industry trends including the increasing incidence of obesity in the United States, increasing life expectancies, and an increasing emphasis on prevention of pressure ulcers by hospitals and long term care facilities.

According to the Centers for Disease Control and Prevention, between the years 1980 and 2000, obesity rates more than doubled among adults in the United States. Studies have shown that this increase in obesity has been a key factor in rising medical costs over the last 15 years. According to one study done at Emory University, increases in obesity rates have accounted for 27% of the increase in health care spending between 1987 and 2001. As an individual’s weight increases, so to does the probability that the individual will become immobile and, according to studies performed at the University of North Carolina, greater than 40% of obese adults aged 54 to 73 were at least partially immobile. As individuals become less mobile, they are more likely to require either preventative mattresses to better disperse weight and reduce pressure areas or therapeutic mattresses to shift weight and pressure. Similar to how obesity increases the occurrence of immobility, so too does an aging society. As life expectancy expands in the US due to improved health care and nutrition, so too does the probability that an individual will be immobile for a portion of their lives. In addition, as individual’s age, skin becomes more susceptible to breakdown increasing the likelihood of developing pressure ulcers.
Beyond favorable demographic trends, Anodyne’s management believes healthcare institutions are placing an increased emphasis on the prevention of pressure ulcers. According to recent Medicare guidelines, hospitals would no longer be reimbursed for the treatment of in-house acquired wounds, resulting in management’s expectations for a greater focus by hospitals in preventing and treating such wounds. The end result is that if an at-risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of healing. As a result of increasing litigation and the high cost of healing pressures ulcers, healthcare institutions are now focusing on using pressure relief equipment to reduce the incidence of in-house acquired pressure ulcers.
Products and Services
Specialty beds, mattress replacements and mattress overlays (i.e. therapeutic surfaces) are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and therapeutic surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare settings. Medical therapeutic surfaces are designed to have preventative and/or therapeutic uses. The basic product categories are as follows:
•	Powered Support Surfaces: Mattresses which can be used for therapy or prevention and are typically manufactured using an electronic power source with air cylinders or a combination of air cylinders and foam and provide either Alternating Pressure, Low Air Loss, or Lateral Rotation. Alternating Pressure Systems are designed to inflate alternate cylinders while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. This type of therapy provides movement under the patient’s skin to eliminate both excessive and constant pressure, the leading cause of bed sores. The powered control unit provides automatic changes in the distribution of air pressure. Anodyne’s Alternating Pressure Systems in the SenTech line incorporate its intellectual property in the way these automatic changes take place. This patented technology allows for a more comfortable surface with aggressive therapeutic alternating pressure. Another typical type of powered surface is Lateral Rotation which can aid in laterally turning a patient to reduce risks associated with fluid building up in a patient’s lungs. A feature often found in Powered Surfaces is Low Air Loss that allows air to flow from the mattress to address the moisture and temperature environment on the patient’s skin, contributing factors to bed sores. Anodyne currently produces patented designs for the performance of both Alternating Pressure and Low Air Loss mattress systems which management believes provides the optimum healing therapy for the patient. Powered support surfaces are typically used in acute care settings and when more aggressive therapy is needed.

•	Non-Powered Support Surfaces: Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of these. In the case of water, air or gel materials, they are held in place with containment bladders. Non-powered mattress replacement systems help redistribute a patient’s body weight to lessen forces on pressure points by envelopment into the surface. These products address the excessive pressure under a patient, but do not address the constant pressure applied to an area. Non-powered surfaces are generally used for prevention rather than treatment and currently comprise the majority of support surfaces. Currently Anodyne manufactures a broad range of non-powered mattress systems using air, foam and gel.

•	Positioning devices: Positioning devices are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Anodyne offers a complete range of foam positioning devices.

Competition
The competition in the medical support surfaces market is based predominantly on product performance, features, price and durability. Other factors may include the technological ability of a manufacturer to customize their product offering to meet the needs of large distributors. Anodyne competes with manufacturers of varying sizes who then sell predominantly through distributors to the acute care, long term care and home health care markets. Specific competitors include Gaymar Industries, Inc., Span America and other smaller competitors. Anodyne differentiates itself from these competitors based on its patented technologies, quality of the products it manufacturers as well as its design and engineering capabilities to produce a full spectrum of surfaces that provide the greatest therapeutic outcome for every price point. Many competitors specialize in the production of a single type of support surface, and often outsource certain manufacturing as skills required to develop and manufacture products vary by materials used, Anodyne is able to offer its customers a full spectrum of support surfaces nationwide.
The companies listed below have been identified by management as Anodyne’s primary competitors.
Gaymar Industries, Inc.: Gaymar, a portfolio company of private equity firm Nautic Partners, develops, manufactures and markets medical devices for temperature and pressure ulcer management. Gaymar’s pressure ulcer management system includes, mattress replacement systems, pressure relieving overlays, lateral rotation systems, table and stretcher pads, chair cushions and heel care devices.
Span America Medical Systems (NASDAQ: SPAN): ($55.9 million in fiscal 2009 sales) Span America’s medical division includes the sales of skin care products, bedside mats, and foam mattress overlays and replacement mattresses, including the PressureGuard therapeutic mattress, Span-Aid patient positioners (used to elevate and support body parts) and Dish pressure-relief seat cushions to aid wound healing. Span America reported that less than half their revenue in 2009 was attributed to their therapeutic surface segment. Span America also supplies safety catheters and makes specialty packaging products for use in outdoor furniture.
Business Strategies
Anodyne’s management is focused on strategies to grow revenues, improve operating efficiency and improving gross margins. Of particular note, Anodyne has completed four acquisitions since its inception and has achieved numerous benefits to this consolidation within the support surfaces industry. The following is a discussion of these strategies:
•	Offer customers high quality, consistent product, on a national basis — Products produced by Anodyne and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs. All Anodyne facilities have achieved ISO-13485, offering customers the highest standards of quality.

•	Leverage scale to provide industry leading research and development — Medical therapeutic surfaces are becoming increasingly technologically advanced. Anodyne’s management believes that many smaller competitors do not have the resources required to effectively meet the changing needs of their customers and believes that increased scale and investments in engineering and technology will allow it to better serve its customers through industry leading research, technology, and development.

•	Pursue cost savings through scale purchasing and operational improvements — Many of the products used to manufacture medical support surfaces are standard in nature and management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales.
Research and Development
Anodyne develops surfaces both independently and in partnership with large distribution intermediaries. Initial steps of product development are typically made independently. Larger distribution market participants will typically require further product development testing to ensure mattress systems have the desired properties while smaller distributors will tend to buy more standardized products, especially on the non-powered products. Anodyne has dedicated professionals, including individuals focused on process engineering, design engineering, and electrical engineering, working on the development of the company’s next generation of therapeutic surfaces and is currently investing in its future focus of advanced wound care technologies.

Anodyne is working to develop the next generation of products in surfaces as well as advanced wound care devices. The new product development process often requires 2 to 6 months for prevention products and 12-24 months for treatment products, of research, engineering and testing cooperation. Anodyne will provide technical support and repair services for its products as well, a differentiating characteristic valued by its customers. During the each of the years 2009, 2008 and 2007, Anodyne incurred $0.9 million in research and development costs and is expected to nearly double this spending for 2010. This increase in spending is to allow the company to focus on both the next generation products as well as research and development of new wound care technologies.
Customers
Support surfaces are primarily sold through distributors, who either rent or sell to acute care (hospitals) facilities, long term care facilities and home health care organizations. The acute care distribution market for support surfaces is dominated by large suppliers such as Stryker Corporation, Hill-Rom Holdings Inc. and Kinetic Concepts, Inc. Other national distributors usually provide specific types of support surface technology. Beyond national distribution intermediaries there are numerous smaller more regional distributors who will purchase support surfaces developed by Anodyne as certain brand lines are known in the market as providing proven therapy.
Anodyne has developed a full range of support surface products that are sold or rented to healthcare distributors and occasionally sold directly to the end customer. Anodyne also provides technical support and repair services for its products, an offering valued by all customers. While contracts with large distributors typically do not include minimum purchase orders, agreements typically call for rolling forecasts of orders to be given at the end of each month for the following three months.
Sales and Marketing
Approximately 50%, 33.7% and 34.5% of Anodyne’s sales have been to its two largest customers in 2009, 2008 and 2007, respectively. Anodyne’s top ten customers accounted for 80.1%, 76.9% and 72.9% of gross sales in 2009, 2008 and 2007, respectively. Anodyne’s largest customer accounted for approximately 25% of sales in 2009.
Substantially all revenue is derived from sales within the United States.
Anodyne had approximately $3.1 million and $1.7 million in firm backlog orders at December 31, 2009 and 2008, respectively.
Suppliers
Anodyne’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Anodyne’s largest raw material suppliers are Foamex International, Inc., Dartex Coatings, Inc. and Uretek, LLC. Anodyne uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. We expect these costs, particularly those related to polyurethane foam to increase during fiscal 2010 due to recent trends in related commodity prices. Actions taken by manufacturers of petro-chemical commodities such as capacity reductions could influence price changes from our supplier.
Intellectual Property
Anodyne has six patents issued, filed from 1996 to 2005, and has thirteen filed and pending patents.
Regulatory Environment
The Federal Food, Drug and Cosmetic Act (the “FDCA”), and regulations issued or proposed there under, provide for regulation by the Food and Drug Administration (the “FDA”) of the marketing, manufacture, labeling, packaging and distribution of medial devices, including Anodyne’s products. These regulations require, among other things that medical device manufacturers register with the FDA, list devices manufactured by them, and file various inspections by regulatory authorities and must comply with good manufacturing practices as required by the FDA and state regulatory authorities. Anodyne’s management believes that the company is in substantial compliance with all applicable regulations.

Employees
As of December 31, 2009, Anodyne employed 205 persons in all its locations together with 137 temporary employees. None of Anodyne’s employees are subject to collective bargaining agreements. We believe that Anodyne’s relationship with its employees is good.
Fox
Overview
Fox headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products and components for mountain bikes, snowmobiles, motorcycles, all-terrain vehicles (“ATVs”), and other off-road vehicles.
Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes utilizing its suspension products. As a result, Fox’s suspension components are incorporated by OEM customers on their high-performance models at the top of their product lines. OEMs leverage the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.
Fox sells to over 200 OEM and over 7,600 Aftermarket customers across its market segments. In each of the years 2009, 2008 and 2007, approximately 76%, 76% and 75% of net sales were to OEM customers with the remaining sales to Aftermarket customers. Fox’s senior management, collectively, has approximately 100 years of experience in the suspension design and manufacturing industry and other closely related industries.
For the full fiscal years ended December 31, 2009, 2008 and 2007, Fox had net sales of approximately $121.5 million, $131.7 million, and $105.7 million and operating income of $10.7 million, $10.7 million and $2.4 million, respectively. Fox had total assets of $120.3 million at December 31, 2009. Fox’s net sales represented $9.7%, and 8.6% of our consolidated net sales for the years ended December 31, 2009 and 2008, respectively.
History of Fox
Fox was founded by Bob Fox in 1974 when, having participated in motocross racing, he sought to create a racing suspension shock that was not prone to overheating like most of the shocks available at that time. Working in a friend’s garage, Mr. Fox created the “Fox Air-Shox”. The product was successful and within two years it was used to win the U.S. 500cc National Motocross Championship.
In 1978, Fox began producing high performance suspension products for off-road and motorcycle racing. From 1978 to 1983, Fox suspension users won the 500cc Grand Prix (motocross), Baja 1000 (off-road), AMA Super Bike (motorcycle road racing) and Indy 500 (auto racing) generating greater market awareness for the Fox brand especially among racing enthusiasts.
As Fox grew, the company applied the same core suspension technologies developed for motocross racing to other categories. In 1987, Fox entered the snowmobile market. By 1993, Fox began supplying the mountain bike industry with rear shocks before offering front fork suspensions in 2001. Fox entered the ATV and other off-road markets in 2002.
We purchased a majority interest in Fox on January 4, 2008.
Industry
Fox provides suspension products for mountain biking and powered vehicles, such as, snowmobiles, all-terrain/utility vehicles, motorcycling/motocross and off-road/specialty vehicles. Over the last three fiscal years mountain biking has represented approximately 80% of Fox’s gross sales and powered vehicles have represented approximately 20% of gross sales.
Mountain Biking — In 2008, the US bike market generated over $6.0 billion of sales according to the National Bicycle Dealers Association. Mountain bike related sales accounted for approximately 28.5% of this total according to U.S. Department of Commerce statistics, Gluskin Townley Estimates. These sales were primarily conducted through three channels: mass merchants, chain sporting goods and Independent Bike Dealers (IBDs). These channels are differentiated by the price, quality and selection of the mountain bikes they offer, with the IBD segment consisting of premium priced and highly technical performance bikes.
Mountain biking enthusiasts typically have strong preferences concerning not only the OEM brand but also for the components used by OEM manufacturers. Shocks, forks, wheels and drive-trains strongly influence customers’ buying decisions. OEMs have formed partnerships with premium component manufacturers having strong brands in order to generate increased sales of their fully assembled bikes. Fox’s components are generally selected by OEMs participating in the IBD segment and by Aftermarket consumers seeking increased performance characteristics.
Snowmobiles — In 2008, management estimates that the worldwide market for new snowmobiles was $1.5 billion. Fox management estimates replacement parts, accessories and clothing accounted for an additional $1.1 billion. Snowmobiling can be segmented into the following categories: Performance/crossover snowmobiles used for a variety of activities including racing; Touring/utility snowmobiles that are more comfortable and often seat two people; Mountain snowmobiles that are performance-oriented, focusing on vertical geography; Trail snowmobiles that are primarily used for riding groomed and un-groomed trails; and Youth snowmobiles. Fox provides suspension products in each of these categories.
As a way to stimulate demand for new snowmobiles and entice customers to purchase more premium priced snowmobiles, OEMs will select Fox shocks. Additionally, OEMs offer the Fox’s shock absorbers as upgrades on less expensive models. Aftermarket customers will select Fox components for increased performance characteristics.
All-Terrain Vehicles — In 2008, the worldwide ATV market was $6.2 billion according to management’s estimates. The market for all-terrain vehicles (ATVs) and utility vehicles can be divided into four segments: Recreation/Utility ATVs that are primarily used for trail riding, hunting and farming; Sport ATVs are high performance, two-wheel drive machines used for racing and aggressive trail riding; Youth ATVs; and Side-by-Side ATVs. Fox develops and sells shocks into the performance and racing sport, youth and side-by-side sub-segments of the ATV market.
Similar to the snowmobile industry, OEMs will stimulate demand for new ATVs and entice customers to purchase more premium priced ATVs by selecting Fox’s shocks for their premium models. Additionally, OEMs offer the company’s shock absorbers as upgrades on less expensive models. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.
Motorcycles/Motocross - In 2008, the U.S. retail sales of motorcycles was $8.3 billion according to management estimates. The motorcycle market consists of all classes of on-road and off-road motorcycles. There are three main categories: On-highway motorcycles that are primarily used on paved roads; Dual motorcycles that are used for both on and off-road activities; and Off-highway motorcycles that are only certified for off-road use. The Off-road category is further segmented into motocross, off-road which includes youth motocross and youth off-road. Currently, OEM needs for suspension products are largely filled by captive suppliers in this category. As such, Fox has focused on the Aftermarket performance racing segments. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.
Off-Road Vehicles— In 2008, the US retail sales of specialty automotive products were $31.8 billion according to the Specialty Equipment Market Association. Of that, $9.4 billion came from suspension and handling equipment. Off-road vehicles can be divided into five segments: off-road trucks, buggies, sand buggies, rock crawlers and lifted trucks. Consumers in the truck, buggy, sand buggy and rock crawler categories range from serious racers and enthusiasts to individuals involved primarily in recreational activities. The lifted truck segment, which consists of vehicles that in many cases never leave the highway, is divided generally by price point. Fox’s products target the high-end price point for each of these five segments. Off-road vehicles are generally customized vehicles with aftermarket components unlike OEM vehicles although some OEM manufacturers are offering limited edition vehicles. Fox primarily sells to Aftermarket consumers seeking increased performance characteristics but has begun some limited sales to OEM manufacturers. FOX also provides suspension to the US Government either directly or through tier one manufacturers.
Products and Services
Fox designs and manufactures suspension products that dissipate the energy and force generated by various action sport activities. A suspension product allows wheels to move up and down to absorb bumps and shocks while keeping the tires in contact with the ground for better control. Fox’s products use aerospace alloys and feature adjustable suspension, progressive spring rates, and low weight combined with structural rigidity. Fox suspension products improve user control for greater performance while maximizing comfort levels.
Each suspension product built at Fox’s manufacturing facilities is assembled according to precise specifications at multiple stages throughout the assembly process to ensure consistently high performance levels and customer satisfaction. Finished parts are built in multiple assembly cells and on an assembly line using precise tooling to ensure manufacturing consistency and product functionality. Fox has developed a number of highly sophisticated assembly machines to ensure consistent high quality.
Competitive Strengths
Proprietary Engineering Expertise — Fox maintains a broad base of technical innovation and design that has been developed over the past 35 years. Fox’s technical expertise enables the development and production of some of the most advanced suspension products available in the market. With its history of innovation and design, Fox has created a deep portfolio of key intellectual property related to suspension technology and applications.
Highly Recognizable Brand — Driven by a long history of innovation, Fox has created a highly respected and well-known brand for advanced suspension products. A product branded with the FOX Racing Shox logo represents the highest level of technical performance for enthusiasts and professionals who require suspension systems capable of handling demanding conditions. The FOX Racing Shox logo is prominently displayed on all of Fox’s products and provides a halo effect for complementary products.
Strong Blue-Chip Customer Relationships — Given the long history of performance for Fox’s suspension products, OEM customers seeking the highest level of quality and technical features for suspension have developed strong long-term relationships with the company.
Business Strategies
Expand Revenues from Powered Vehicles Business — Fox’s focus on developing premier suspension technologies continues to create complementary opportunities across this segment. For example, Fox currently supplies shocks to Ford’s Special Vehicle Division specifically for its F-150 SVT Raptor Off-Road Truck. Additionally, Fox is currently in discussions with participants in numerous other industries including military applications.
Expand Aftermarket Sales — The sale of aftermarket parts typically carries higher gross margins than a similar OEM sale. Fox is further investing in its Aftermarket sales infrastructure to foster sales growth in 2010 and beyond. One of the simplest and most effective ways for customers to improve their performance is the purchase and installation of an aftermarket Fox suspension product when compared to the expense of purchasing an entirely new platform.
International Growth — Due to the successful efforts of Fox’s operations teams, distribution to foreign OEMs and distributors is well-established. By selectively increasing infrastructure and honing its focus on identified opportunities, Fox plans to continue its international sales growth. International sales represented 69%, 70% and 67% of net sales in fiscal 2009, 2008 and 2007, respectively.
Pursue New Market Trends and Opportunities — New trends in action sports can lead to significant market opportunities. Fox’s close association with racing and its professionals allows it to see new trends as they emerge. Depending on the trend, Fox will develop new products that address these needs.
Research and Development
Fox’s products are among the most technically advanced and rigorously engineered in their markets. They are specifically designed to function and perform under diverse and extreme conditions. Fox’s research and development effort is at the core of its strategy of product innovation and market leadership. Fox’s products feature a combination of innovative design, high-quality materials, functionality and performance elements and are recognized as being the leaders or among the leaders in all of the market segments in which they participate.
Fox has an eleven person core research and development team, which has collectively over 167 years of combined industry experience. In addition to the core engineering group, a large number of other Fox staff members, who also use the company’s products, contribute to the research and development effort at various stages. This may take the form of initial brainstorming sessions or ride testing products in development. Product development also includes collaborating with customers, field testing by sponsored race teams and working with grass roots riders. This feedback helps ensure products will meet the company’s demanding standards of excellence as well as the constantly changing needs of professional and recreational end users.
Fox’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests. Research and development costs totaled $3.0 million, $2.6 million and $2.0 million in each of the years 2009, 2008 and 2007, respectively.
Customers
Fox’s reputation for product quality, durability and technical excellence has resulted in a customer base that includes some of the world’s leading OEMs and a loyal following of knowledgeable and experienced end users. Fox’s OEM customers are market leaders in their respective categories, and help define, as well as respond to, consumer trends in their respective industries. These customers provide exceptional market support for Fox by including the company’s products on their highest-performing models. OEMs will often use Fox’s components to improve the marketability and demand of their own products.
Fox sells to over 200 OEM customers and over 7,600 Aftermarket customers across its market segments. One customer accounted for approximately 10.8%, 10.7% and 12.8% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Fox’s top 10 customers accounted for approximately 50.0%, 48.1% and 47.1% of net sales in 2009, 2008 and 2007. International sales totaled $84.0 million, $92.5 million and $70.5 million in each of the years 2009, 2008 and 2007, respectively. Sales to Taiwan totaled $35.6 million, $44.8 million and $37.3 million in 2009, 2008 and 2007, respectively. Sales attributable to countries outside the United States are based on shipment location. The international sales amounts provided do not necessarily reflect the end customer location as many of our products are assembled at international locations with the ultimate customer located in the United States.
Sales and Marketing
Fox employs 14 dedicated sales professionals. Each divisional sales person is fully dedicated to servicing either OEM or Aftermarket customers ensuring that Fox’s customers receive only the most capable person to address their unique needs. Fox strongly believes that providing the best service to its end customers is essential in maintaining its reputational excellence in the marketplace. The sales force receives training on the latest Fox products and technologies in addition to attending trade shows to increase its market knowledge.
The primary goal of the marketing program is to promote the technical superiority of Fox’s innovative products. Fox increases brand awareness and equity with end users through several marketing channels including: advertisements in publications and websites; team and individual sponsorships; support and promotion at outdoor events; trade shows; website development; and dealer support.
Approximately 2% of net sales were spent on advertising and marketing costs in each of the years 2009, 2008 and 2007.
Fox’s business is somewhat seasonal. Historically, net sales are highest during the fiscal quarters ended June and September. We believe this seasonality is due to consumer demand for new products containing our shocks increasing due to the summer outdoor recreation season.
Fox had approximately $24.1 million and $14.9 million in firm backlog orders at December 31, 2009 and 2008, respectively.
Competition
Competition in the high-end performance segment of the suspension market revolves around technical features, performance and durability, customer service, price and reliable order execution. While price is a factor in all purchasing decisions, customers consider Fox’s products to be an outstanding value proposition given their significant performance and other attributes.
Fox competes with several large suspension providers as well as numerous small manufacturers who provide branded and unbranded products. These competitors can be segmented into the following categories:
Mountain Biking — Fox competes with several companies that manufacture front and rear mountain bike suspension products. Management believes these include RockShox (a subsidiary of SRAM Corporation), Tenneco Marzocchi S.r.l. (a subsidiary of Tenneco Inc.), Manitou (a subsidiary of HB Performance Systems), SR Suntour and DT Swiss (a subsidiary of Vereinigte Drahtwerke AG).

Snowmobiles — Within the snowmobile market, Management believes its main competitor is KYB (Kayaba Industry Co., Ltd.). Other suppliers include Öhlins Racing AB, Walker Evans Racing, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.
All-Terrain Vehicles — A large percentage of the shocks supplied to OEM ATV manufacturers are the result of either long-term supplier relationships or captive business units associated with a specific OEM. Alternatively, ATV manufacturers source suspensions from a variety of suspension manufacturers depending on the final application and performance requirements.
Fox’s management believes its primary competitor outside of captive OEM suppliers is ZF Sachs (ZF Friedrichshafen AG) . Aftermarket shocks are available from large OEMs plus a number of primarily aftermarket suppliers including Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.
Off-Road Vehicles — Within the off-road vehicle category, Fox competes with both branded and unbranded competitors. The two largest competitors to Fox in management’s opinion are ThyssenKrupp Bilstein Suspension GmbH (“Bilstein”) and King Shock Technology, Inc. (“King Shock”). Other competitors include Sway-A-Way, Pro Comp Suspension, Edelbrock Corporation and Walker Evans Racing.
Suppliers
Fox works closely with its supply base, and depends upon certain suppliers to provide raw inputs, such as forgings and castings and molded polymers that have been optimized for weight, structural integrity, wear and cost. Fox typically has no firm contractual sourcing agreements with these suppliers other than purchase orders.
Additionally, Fox internally manufactures over 600 different components. Depending on component requirements, raw inputs go through a combination of machining processes including computer numeric control machines, drill stations and lathes. Fox utilizes manufacturing models and workflow analysis tools to minimize bottlenecks and maximize capital asset utilization. After initial machining, components are then outsourced to specialized manufacturers for plating, grinding, anodizing and reaming.
Fox’s primary raw materials used in production are aluminum and magnesium. Fox uses multiple suppliers for these raw materials and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices.
Intellectual Property
Fox relies upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights.
Fox’s in-house intellectual property department and in-house counsel diligently protect its new technologies with patents and trademarks and vigorously defend against patent infringement lawsuits. Fox currently owns 20 patents on proprietary technologies for shock absorbers and front fork suspension products and has an additional 42 patent pending applications at the U.S. and European Patent Offices. Fox’s patent portfolio makes it an impediment to competitors to introduce products with comparable features.
Regulatory Environment
Fox’s manufacturing and assembly operations, its facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Fox is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions could result in material environmental expenditures in the future.
Additionally, Fox is subject to the jurisdiction of the United States Consumer Product Safety Commission (CPSC) and other federal, state and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. Fox has never had any of its products recalled.

Employees
As of December 31, 2009, Fox employed approximately 408 persons. Of these employees approximately 56 were in sales, marketing and customer service, 38 were in engineering and 285 were in operations and IT with the remainder serving in executive and administrative capacities. None of Fox’s employees are subject to collective bargaining agreements. We believe that Fox’s relationship with its employees is good.
HALO
Overview
Headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. and operates under the well-known brand names of HALO and Lee Wayne. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for approximately 38,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. A large majority of products sold are drop shipped, reducing the company’s inventory risk.
We believe HALO is the largest promotional products business in the customized, drop ship sub-sector of the highly fragmented $19.8 billion domestic promotional products market. We believe HALO’s size and scale enables specialization and efficiency in back office functions that cannot be replicated by smaller, independent operators. This scale generates purchasing power with vendors and allows HALO to consolidate purchases across its client base to achieve improved product pricing.
For the fiscal years ended December 31, 2009, 2008, and 2007 HALO had net sales of approximately $139.3 million, $159.8 million and $144.3 million and operating income of $2.8 million $5.3 million and $5.7 million in fiscal 2009, 2008 and 2007, respectively. HALO had total assets of $107.6 million at December 31, 2009. Net sales from HALO represented 11.2%, 10.4% and 15.3% of our total consolidated net sales for fiscal 2009, 2008 and 2007, respectively.
History of HALO
HALO was founded in 1952 under its predecessor Lee Wayne Corporation. Lee Wayne Corporation was acquired in the early 1990s by HA-LO Industries, Inc., a provider of advertising and marketing services. In 2004, the entity formed to acquire the domestic promotional product assets of HA-LO Industries, Inc. and was renamed HALO Branded Solutions, Inc.
HALO acquired Tasco, a promotional products distributor in 2007, Goldman Promotions, a promotional products distributor in April 2008, the promotional products distributor division of Eskco, Inc in November 2008 and the promotional products distributor Ad-Nov in March 2009.
We acquired a majority interest in HALO on February 28, 2007.
Industry
Promotional products provide companies with targeted marketing and long term exposure. Given the effectiveness of this type of brand endorsement, approximately In contrast to general advertising, promotional products enable targeted marketing to individuals and yield long term exposure from repeated use. Growth has been driven by the efficacy of promotional products in creating and enhancing brand awareness.
The promotional products industry generally involves coordination between suppliers, distributors and account executives. Suppliers manufacture promotional goods either internally or through outsourced manufacturers and produce catalogs for account executives to use when selling products. Following receipt of a product order, representatives work with their respective distributors to administer and process the transaction, typically following up to ensure delivery.
HALO competes in a sub sector of the promotional products market that consists of merchandise which is customized or decorated with logos, team names or special events. While nearly any consumer product can serve as a marketing tool when branded, a majority of promotional products sold are in the apparel, writing instruments, calendars, drink ware, business accessories or bag categories. Management believes the promotional products distribution industry is fragmented, with over 21,000 distributors in the United States, the considerable majority of which are small firms with one to five account executives, generating sales of under $2.5 million.
The market can be broadly segregated into two large service categories: drop ship and program or fulfillment. A drop ship order is typically one time in nature and may be related to an event or single marketing campaign. Drop ship distributors do not take inventory of the product; instead, sales representatives assist customers in designing a solution to achieve its marketing objective, such as brand or company awareness, customer acquisition or customer retention. Drop ship distributors then source the product from one of thousands of suppliers to the industry, arrange the necessary embroidering, decorating, or other customization, and coordinate delivery to the client. Alternatively, providers of fulfillment services develop larger programs that involve corporate branding or incentive programs. Fulfillment distributors design programs with the customer, take inventory of product and ship over time to customer locations as requested.
Products and Services
HALO is one of the leading providers of promotional products that stimulate brand awareness, customer acquisition, and customer retention. HALO offers drop ship and fulfillment services, although drop ship services comprise a large majority of revenue. Through a sales force that has both broad geographic coverage and deep industry expertise, HALO provides promotional products to thousands of companies in the U.S. and Canada.
Examples of Common Promotional Products

Categories	Examples
Apparel	Jackets, sweaters, hats, golf shirts
Business Accessories	Calculators, briefcases, desk accessories
Calendars	Wall and desk calendars, appointment planners
Writing Instruments	Pens, pencils, markers, highlighters
Recognition Awards	Trophies, plaques
Other Items	Crystal ware, key chains, watches, mugs, golf accessories
HALO and its sales professionals assist customers in identifying and designing promotional products that increase the awareness and appeal of brands, products, companies and organizations. HALO sales people regularly play a consultative role with customers in the development of promotional materials, resulting in an array of product sourcing. HALO also provides fulfillment services on a selective basis.
As a result of its focus on automation, management has implemented what it believes to be an industry leading and proprietary information system to supplement HALO’s customer service operation. The system is tailored to support the unique needs of its customers and provides the flexibility required to integrate an acquisition or respond to a customer demand. The information system supports all aspects of the business, including order processing, billing, accounting, fulfillment and inventory management.
Competitive Strengths
HALO has established itself as a leading distributor in the promotional products industry. HALO’s management believes the following factors differentiate it from many industry competitors.
•	Industry Leading, Scalable Back Office Infrastructure — HALO’s management team believes that an important factor in attracting and retaining high quality account executives is providing an efficient and effective order processing and administrative system. HALO’s customer service organization provides critical support functions for its sales force including order entry, product sourcing, order tracking, vendor payment, customer billing and collections. HALO’s scale in the industry has allowed it to make information technology and personnel investments to create a sophisticated infrastructure that management believes differentiates it from many smaller industry participants.

•	Diverse Customer Base Characterized by Long-Standing Relationships — HALO’s revenue base possesses little customer, end market or geographic concentration. It currently does business with over 40,000 customers in various end markets. For the fiscal years ended December 31, 2009, 2008 and 2007, HALO’s top ten customers represented less than 20% of its revenues. HALO’s team of account executives are often deeply involved in their local communities and possess deep and long standing relationships with customers of all sizes.

•	Extensive Relationships with a Broad Base of Suppliers — HALO’s management believes its relationships with a wide range of suppliers of promotional products allows HALO to offer its end customers the most complete line of items in the industry.
Business Strategies
•	Attract and Retain Account Executives — As HALO’s infrastructure is relatively fixed, it derives significant incremental contribution from the addition of account executives. Further, HALO’s management believes it has developed a combination of service and compensation that allows it to offer account executives a value proposition superior to those offered by its competitors.

•	Optimize the Productivity of Account Executives — The management team of HALO continuously strives to increase the productivity of its account executives. HALO routinely provides its account executives with marketing support tools and training. In addition, for larger accounts, HALO works with account executives to develop proprietary solutions that allow customers to better measure and track their programs, thereby increasing their loyalty.

•	Optimize the Productivity of Account Executives — The management team of HALO continuously strives to increase the productivity of its account executives. HALO routinely provides its account executives with marketing support tools and training. In addition, for larger accounts, HALO works with account executives to develop proprietary solutions that allow customers to better measure and track their programs, thereby increasing their loyalty.

•	Restructure costs – In light of the severe economic pressures HALO has reduced its expenses to more appropriately align its cost structure with anticipated reductions in revenue due to the current economic downturn. These expense reductions address most aspects of HALO’s business.

•	Selectively Acquire and Integrate — HALO’s management believes that HALO is well positioned to take advantage of the industry’s fragmentation and economies of scale. In the past, HALO has achieved significant synergies by acquiring and integrating other distributors. Recognizing this opportunity, HALO’s management team is constantly evaluating potential acquisition opportunities. We believe that current economic conditions may enhance our opportunities to make desirable acquisitions.
Customers
HALO has developed relationships with a diverse base of approximately 38,000 customers. HALO’s customers include a number of Fortune 500 companies as well as privately held businesses that rely on HALO as their sole marketing services provider.
Sales and Marketing
HALO’s revenue is generated through its sales force, which consults directly with clients to develop a solution that best meets their needs for each order and/or utilizes HALO’s infrastructure to build customized websites that act as online company stores. HALO’s back office receives orders from internal sales representatives via phone, fax or email. HALO’s tracking systems allow sales representatives to ensure that products are drop shipped directly from the vendor to the customer on time. HALO’s salespeople are based throughout the U.S. in order to better serve a geographically diverse customer base.
HALO historically recognizes approximately 70% of its net sales in the fiscal quarters ended September and December due to calendar sales and corporate demand during the holiday season. In 2009 approximately 79% of net sales occurred in the fiscal quarters ended in September and December.
The following represents Halo’s management estimates of product category sales as a percent of gross sales in fiscal 2009 and 2008:
(Percent of sales by product category is not available for fiscal 2007)

Product category	Percent of sales
Apparel	20.0%
Office accessories	15.0%
Bags	14.0%
Writing instruments	14.0%
Calendars	12.0%
Jewelry/awards	5.0%
Drink ware	4.0%
Other	16.0%

100.0%

Substantially all revenue is derived from sales within the United States.
HALO had approximately $14.4 million and $14.6 million in firm backlog orders at December 31, 2009 and 2008, respectively.
Competition
We believe HALO is the largest drop ship promotional products distributor in the U.S. Management believes the promotional products distribution industry is fragmented, with over 21,000 distributors in the United States, the considerable majority of which are small firms with one to five account executives, generating sales of under $2.5 million. Industry players can be segmented into the following categories, or a combination thereof:
•	Full Service – Companies that provide a wide array of services to a range of customers, including multinational clients. Full service offerings include both the drop shipment and fulfillment business models. HALO is a full service distributor.

•	Inventory Based – Distributors that provide inventory programs for large corporations. Inventory based providers are generally capital intensive, often requiring a large investment to maintain a broad inventory of SKUs.

•	Franchisers – Distributors that process and finance orders for a franchise fee. Franchisers do not offer back office support and typically attract distributors with lower credit profiles and those with available time to perform customer service functions.

•	Consumer Products Manufacturers – Some customer product manufacturers provide promotional products. Consumer product manufacturers, for whom promotional products is a non-core business, do not customarily invest in the necessary infrastructure to meet the support needs of industry sales professionals.
Competition in the promotional product industry revolves around product assortment, price, customer service and reliable order execution. In addition, given the intimate relationships account executives enjoy with their customers, industry participants also compete to retain and recruit top earners who posses a meaningful existing book of business.
Suppliers
HALO purchases products and services from over 4,000 companies. One supplier accounted for approximately 8% of purchases in the year ended December 31, 2009. If circumstances required us to replace this supplier we believe we could do so with minimal interruption in our product flow and at a negligible incremental cost.
Employees
As of December 31, 2009, HALO employed approximately 447 full-time employees and approximately 672 independent sales representatives. None of HALO’s employees are subject to collective bargaining agreements. We believe that HALO’s relationship with its employees is good.
Staffmark
Overview
Staffmark, headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. Staffmark currently operates under the brand name Staffmark, (see page 45 “rebranding of CBS Personnel”). Staffmark also provides its clients with other complementary human resource service offerings such as employee leasing services, permanent staffing and temporary-to-hire placement services. Staffmark operated more than 200 branch locations in various cities in 29 states during 2009. Staffmark and its subsidiaries have been associated with quality service in their markets for more than 30 years. Staffmark is one of the top 10 commercial staffing companies in the United States. CBS Personnel Holdings, Inc acquired Staffmark Investment LLC, a large privately held provider of temporary staffing services in January 2008. Find more information at www.staffmark.com.

Staffmark serves approximately 6,400 corporate and small business clients and on an average week places over 34,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors. We believe the quality of Staffmark’s branch operations and its strong sales force provides it with a competitive advantage over other placement services. Staffmark’s senior management, collectively, has over 80 years of experience in the human resource outsourcing industry and other closely related industries.
For each of the fiscal years ended December 31, 2009, 2008 and 2007, Staffmark had revenues totaling approximately $745.3 million, $1.0 billion and $1.2 billion, and operating income (loss) of $(55.6) million, $16.1 million and $31.6 million, respectively, on a pro-forma basis, as if CBS Personnel Holdings, Inc had acquired Staffmark Investment LLC on January 1, 2007. Staffmark wrote off $50.0 million in goodwill during 2009. Staffmark had total assets of $277.7 million at December 31, 2009. Revenues from Staffmark represented 59.7%, 65.4% and 67.7% of our consolidated net sales for 2009, 2008 and 2007, respectively.
History of Staffmark
In August 1999, CGI acquired Columbia Staffing through a newly formed holding company. Columbia Staffing was a provider of light industrial, clerical, medical, and technical personnel to clients throughout the southeast. In October 2000, CGI acquired through the same holding company CBS Personnel Services, Inc. a Cincinnati-based provider of human resources outsourcing. CBS Personnel Services, Inc. began operations in 1971 and is a provider of temporary staffing services in Ohio, Kentucky and Indiana, with a particularly strong presence in the metropolitan markets of Cincinnati, Dayton, Columbus, Lexington, Louisville, and Indianapolis. The name of the holding company that made these acquisitions was later changed to CBS Personnel Holdings, Inc.
In 2004, CBS Personnel Holdings, Inc. expanded geographically through the acquisition of Venturi Staffing Partners (“VSP”), formerly a wholly owned subsidiary of Venturi Partners Inc. VSP was a provider of temporary staffing, temp-to-hire and permanent placement services operating through branch offices located primarily in economically diverse metropolitan markets including Boston, New York, Atlanta, Charlotte, Houston and Dallas, as well as both Southern and Northern California. Approximately 60% of VSP’s temporary staffing revenue related to the clerical staffing, 24% related to light industrial staffing and the remaining 16% related to niche/other. Based on its geographic presence, VSP was a complementary acquisition for CBS Personnel Holdings, Inc. as their combined operations did not overlap and the merger created a more national presence for CBS Personnel.
In November 2006, CBS Personnel Holdings, Inc. acquired substantially all of the assets of Strategic Edge Solutions (“SES”). This acquisition gave CBS Personnel Holdings, Inc. a presence in the Baltimore, MD area while significantly increasing its presence in the Chicago, IL area. SES derived the majority of its revenues from the light industrial market.
On January 21, 2008, CBS Personnel Holdings, Inc. acquired Staffmark Investment LLC and Staffmark Investment LLC has become a wholly-owned subsidiary of CBS Personnel Holdings, Inc. Staffmark Investment LLC was a leading provider of commercial staffing services in the United States. Staffmark Investment LLC provided staffing services in over 29 states through more than 200 branches and on-site locations. The majority of Staffmark Investment LLC’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel Holdings, Inc., Staffmark Investment LLC was one of the largest privately held staffing companies in the United States.
We purchased a majority interest in CBS Personnel Holdings, Inc. on May 16, 2006.
Industry
According to Staffing Industry Analysts, Inc., the staffing industry generated approximately $125.7 billion in revenues in 2008. The staffing industry is comprised of four product lines: (i) temporary staffing; (ii) employee leasing; (iii) permanent placement; and (iv) outplacement, representing approximately 74.0%, 8.0%, 17.0% and 1% of the market, respectively. The temporary staffing business declined by 5.1% in 2008 according to Staffing Industry Analysts, Inc. Over 98% of Staffmark’s revenues are generated through temporary staffing.
Staffmark competes largely in the light industrial and clerical categories of the temporary staffing industry. The light industrial category is comprised of unskilled and semi-skilled workers in manufacturing, distribution, logistics and other similar industries. The clerical category is comprised of administrative personnel, data entry professionals, call center employees, receptionists, clerks and similar employees.

According to the U.S. Bureau of Labor Statistics, or BLS, net employment in the Temporary Help Services industry has grown by approximately 70.1% from 1990 to 2009. Further, BLS has projected that the employment services sector is expected to be the second fastest growing sector of the economy for employment growth between 2006 and 2016. Companies today are operating in a more global and competitive environment, which requires them to respond quickly to fluctuating demand for their products and services. As a result of the recent economic recession (2008-2009) companies seek greater workforce flexibility translating to an increasing demand for temporary staffing services. The Temporary Help Services Industry is cyclical though, and through September 2009, net employment declined by approximately 34.9% before beginning to trend upward from October through December 2009. Additionally, we believe this growing demand for temporary staffing should remain consistent in the near future as temporary staffing becomes an integral component of corporate human capital strategy.
Fiscal 2009 was a very difficult year for the temporary staffing industry. The already weak economic conditions and employment trends in the U.S., present at the start of 2009, continued to worsen, with the most notable decrease in the first half of 2009. We have seen a slight increase in temporary staffing during the 2009 fourth quarter and year-to-date 2010.
Services
Staffmark provides temporary staffing services tailored to meet each client’s unique staffing requirements. Staffmark maintains a strong reputation in its markets for providing complete staffing services that includes both high quality candidates and superior client service. Staffmark’s management believes it is one of only a few staffing services companies in each of its markets that is capable of fulfilling the staffing requirements of both small, local clients and larger, regional or national accounts. To position itself as a key provider of human resources to its clients, Staffmark has developed an approach to service that focuses on:
•	providing excellent service to existing clients in a consistent and efficient manner;

•	cross selling service offerings to existing clients to increase revenue per client;

•	marketing services to prospective clients to expand the client base; and

•	providing incentives to employees through well-balanced incentive and bonus plans to encourage increased sales per client and the establishment of new client relationships.
Staffmark offers its clients a broad range of staffing services including the following:
•	temporary staffing services in categories such as light industrial, clerical, healthcare, construction, transportation, professional and technical staffing;

•	employee leasing and related administrative services; and

•	temporary-to-hire and permanent placement services.
Temporary Staffing Services
Staffmark endeavors to understand and address the individual staffing needs of its clients and has the ability to serve a wide variety of clients, from small companies with specific personnel needs to large companies with extensive and varied requirements. Staffmark devotes significant resources to the development of customized programs designed to fulfill the client’s need for certain services with quality personnel in a prompt and efficient manner. Staffmark’s primary temporary staffing categories are described below.
•	Light Industrial — A substantial portion of Staffmark’s temporary staffing revenues are derived from the placement of low-to mid-skilled temporary workers in the light industrial category, which comprises primarily the distribution (“pick-and-pack”) and light manufacturing (such as assembly-line work in factories) sectors of the economy. Approximately 72%, 72% and 58% of Staffmark’s temporary staffing revenues were derived from light industrial in the years 2009, 2008 and 2007, respectively.

•	Clerical — Staffmark provides clerical workers that have been screened, reference-checked and tested for computer ability, typing speed, word processing and data entry capabilities. Clerical workers are often employed at client call centers and corporate offices. Approximately 20%, 21% and 31% of Staffmark’s temporary staffing revenues were derived from clerical in the years 2009, 2008 and 2007, respectively.

•	Technical — Staffmark provides placement candidates in a variety of skilled technical capacities, including plant managers, engineering management, operations managers, designers, draftsmen, engineers, materials management, line supervisors, electronic assemblers, laboratory assistants and quality control personnel. Approximately 2%, 3% and 3% of Staffmark’s temporary staffing revenues were derived from technical for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

•	Healthcare — Through its expert placement agents in its Columbia Healthcare division, Staffmark provides trained candidates in the following healthcare categories: medical office personnel, medical technicians, rehabilitation professionals, management and administrative personnel and radiology technicians, among others. Approximately 1% of Staffmark’s temporary staffing revenues were derived from healthcare for the fiscal years ended December 31, 2009 and 2008 and 2% of Staffmark’s temporary staffing revenues were derived from healthcare in fiscal 2007.

•	Niche/Other — In addition to the light industrial, clerical, healthcare and technical categories, Staffmark also provides certain niche staffing services, placing candidates in the skilled industrial, construction and transportation sectors, among others. Staffmark’s wide array of niche service offerings allows it to meet a broad range of client needs. Moreover, these niche services typically generate higher margins for Staffmark. Approximately 5%, 4% and 6% of Staffmark’s temporary staffing revenues were derived from niche/other for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.
As part of its service offerings, Staffmark provides an on-site program to clients employing, generally 50 to 75, or more of its temporary employees. The on-site program manager works full-time at the client’s location to help manage the client’s temporary staffing and related human resources needs and provides detailed administrative support and reporting systems, which reduce the client’s workload and costs while allowing its management to focus on increasing productivity and revenues. Staffmark’s management believes this on-site program offering creates strong relationships with its clients by providing consistency and quality in the management of clients’ human resources and administrative functions. In addition, through its on-site program, Staffmark often gains visibility into the demand for temporary staffing services in new markets, which has helped management identify possible areas for geographic expansion.
Employee Leasing Services
Employee Leasing Services while accounting for less than 2% of Staffmark’s total revenue provides a valuable complementary product offering to its temporary staffing services. Through the employee leasing and administrative service offerings of its Employee Management Services, or EMS, division, Staffmark provides administrative services, handling the client’s payroll, risk management, unemployment services, human resources support and employee benefit programs, which in turn results in reduced administrative requirements for employers and, most importantly, by having EMS take over the non-productive administrative burdens of an organization, affords clients the ability to focus on their core businesses.
EMS also offers a full line of benefits for employers to provide to their employees, including medical, dental, vision, disability, life insurance, 401(k) retirement and other premium options. As a result of economies of scale, clients are offered multiple plan and premium options at affordable rates. Staffmark’s clients have the flexibility to determine what benefits to offer and how to implement the program in order to attract more qualified employees
Temporary-to-Hire and Permanent Placement Services
Complementary to its temporary staffing and employee leasing services, Staffmark offers temporary-to-hire and permanent placement services, often as a result of requests made through its temporary staffing activities. In addition, temporary workers will sometimes be hired on a permanent basis by the clients to whom they are assigned. Staffmark earns fees for permanent placements, in addition to the revenues generated from providing these workers on a temporary basis before they are hired as permanent employees.
Competitive Strengths
Staffmark has established itself as strong and dependable providers of staffing and other resource services by responding to its customers’ staffing needs in a timely and cost effective manner. A key to Staffmark’s success has been its long history as well as the number of offices it operates in each of its markets. This strategy has allowed Staffmark to build a premium reputation in each of its markets and has resulted in the following competitive strengths:
•	Large Employee Database/Customer List — Over the course of its history, Staffmark’s management believes Staffmark has built a significant presence in most of its markets in terms of both clients and employees. Staffmark is successful in recruiting additional employees because of its reputation as having numerous job openings with a wide variety of clients. Staffmark attracts clients due in part to its large database of reliable employees with wide ranging skill sets. Staffmark’s employee database and client list have been built over a number of years in each of its markets and serve as a major competitive strength in most of its markets.

•	Higher Operating Margins — By establishing multiple offices in the majority of the markets in which it operates, Staffmark is able to better leverage its selling, general and administrative expenses at the regional and field level and create higher operating income margins than its less dense competitors.

•	Scalable Business Model — By having multiple office locations in each of its markets, Staffmark is able to quickly scale its business model in both good and bad economic environments. In response to the current economic downturn, Staffmark has enacted a strategy which includes reducing costs and closing offices. Staffmark is capitalizing on synergies from the Staffmark acquisition, which allows for further contraction of offices and reduction of costs without abandoning clients or employees in markets.

•	Marketing Synergies — By having a number of offices in the majority of its markets, Staffmark allocates additional resources to marketing and selling and amortizes those costs over a larger office network. For example, while many of its competitors use selling branch managers who split time between operations and sales, Staffmark uses outside sales reps that are exclusively focused on bringing in new sales.
Business Strategies
Staffmark’s business strategy is to (i) leverage its position in its existing markets, (ii) build a presence in contiguous markets, and (iii) pursue and selectively acquire other staffing resource providers.
•	Invest in its Existing Markets — In many of its existing markets, Staffmark has multiple branch locations. Staffmark plans on continuing to invest in these existing markets through the opening of additional branch locations and the hiring of additional sales and operations employees when it is economically prudent to do so. In addition, Staffmark is offering complementary human resource services to its existing clients such as full time recruiting, consulting, and administrative outsourcing. Staffmark has implemented an incentive plan that highly rewards its employees for selling services beyond its traditional temporary staffing services.

•	Build a Presence in Contiguous Markets — Staffmark plans on opening new branch locations in markets contiguous to those in which it operates when it is economically prudent. Staffmark believes that the cost and time required to establish profitable branch locations is minimized through expansion into contiguous markets as costs associated with advertising and administrative overhead are reduced due to proximity.

•	Pursue Selective Acquisitions — Staffmark views acquisitions, such as the SES acquisition in November 2006 and Staffmark in January 2008, as attractive means to enter into a new geographical market, and in the case of Staffmark, increasing its market share in existing markets
Clients
Staffmark serves approximately 6,400 clients in a broad range of industries, including manufacturing, technical, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare services and financial. These clients range in size from small, local firms to large, regional or national corporations. Staffmark’s top ten clients accounted for approximately 23.1% and 21.5% of gross revenues in 2009 and 2008, respectively. Staffmark’s client assignments can vary from a period of a few days to long-term, annual or multi-year contracts. We believe Staffmark has a strong relationship with its clients.
Sales, Marketing and Recruiting Efforts
Staffmark’s marketing efforts are principally focused on branch-level development of local business relationships. Local salespeople are incentivized to recruit new clients and increase usage by existing clients through their compensation programs, as well as through numerous contests and competitions. Regional or Company-based specialists are utilized to assist local salespeople in closing potentially large accounts, particularly where they may involve an on-site presence by Staffmark. On a regional and national level, efforts are made to expand and align its services to fulfill the needs of clients with multiple locations, which may also include using on-site Staffmark professionals and the opening of additional offices to better serve a client’s broader geographic needs.
Staffmark actively recruits in each community in which it operates, through educational institutions, evening and weekend interviewing and open houses. At the corporate level, Staffmark maintains an in-house web-based job posting and resume process which facilitates distribution of job descriptions to national and local online job boards. Individuals may also submit a resume through Staffmark’s website.
At each branch location, local salespeople are incentivized to recruit new clients and increase usage by existing clients through their compensation programs, as well as through numerous contests and competitions. Regional or company-based marketing specialists are utilized to assist local salespeople in closing potentially large accounts, particularly when it may involve an on-site presence by Staffmark.
On an initial engagement, particularly for clients with larger temporary staffing assignments (10+ temporary workers), a Staffmark staff member will arrive on-site to register all employees hired for a particular assignment. If, for any reason, not all employees assigned to the job site arrive, the on-site Staffmark staff member can immediately react and oftentimes correct the shortfall within a matter of hours, ensuring that 100% of a client’s staffing needs are fulfilled.
Staffmark’s marketing activities are designed to effectively service and reach all current and prospective clients at the local, regional and national level, resulting in brand recognition and loyalty throughout many levels of a client’s organization.
Following a prospective employee’s identification, Staffmark systematically evaluates each candidate prior to placement. The employee application process includes an interview, skills assessment test, education verification and reference verification, and may include drug screening and background checks depending upon customer requirements.
Staffmark’s business is somewhat seasonal. Historically, demand for temporary staffing is highest during the fiscal quarters ending September and December. We believe this seasonality is due to increased outdoor activities and projects during the summer months and the increased retail activity during the holiday season.
Substantially all revenue is derived from sales within the United States.
Competition
The temporary staffing industry is highly fragmented and, according to the U.S. Census Bureau in 2008, was comprised of approximately 4,500 service providers. According to the Census Bureau’s latest Economic Census in 2002, the vast majority of service providers generate less than $10 million in annual revenues. Staffing services firms with more than 10 establishments account for only 1.6% of the total number of service providers, or 187 companies, but generate 49.3% of revenues in the temporary staffing industry. The largest publicly owned companies specializing in temporary staffing services are Adecco, Randstad, Kelly Services Inc., Allegis Group, Manpower, and Robert Half. The employee leasing industry consists of approximately 4,500 service providers. Our largest national competitors in employee leasing include Administaff, Inc., Gevity HR, and the employee leasing divisions of large business service companies such as Automatic Data Processing, Inc., and Paychex, Inc.
Staffmark competes with both large national and small local staffing companies in its markets for clients. Competition in the temporary staffing industry, we believe, revolves around quality of service, reputation and price. Notwithstanding this level of competition, Staffmark’s management believes Staffmark benefits from a number of competitive advantages, including:
•	multiple offices in its core markets;

•	long-standing relationships with its clients;

•	a large database of qualified temporary workers which enables Staffmark to fill orders rapidly;

•	well-recognized brands and leadership positions in its core markets; and

•	a reputation for treating employees well and offering competitive benefits.
Numerous competitors, both large and small, have exited or significantly reduced their presence in many of Staffmark’s markets. Staffmark’s management believes that this trend has resulted from the increasing importance of scale, client demands for broader services and reduced costs, and the difficulty that the strong positions of market leaders, such as Staffmark, present for competitors attempting to grow their client base.
Historically, in periods of economic prosperity, the number of firms providing temporary services has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, this reduction has proven to be for a limited time and as such a limited window of opportunity for consolidation, as the following periods of economic recovery have led to a return in growth in the number of competitors.
Due to the difficult current economic environment that arose in fiscal 2008 and continued through most of 2009, we believe many of our smaller, local competitors have struggled and we anticipate further consolidation in the near term. We view this as an opportunity to potentially increase our market share in 2010 and beyond.
Staffmark competes for qualified employee candidates in each of the markets in which it operates. Management believes that Staffmark’s scale and concentration in each of its markets provides it with recruiting advantages. Key among the factors affecting a candidate’s choice of employers is the likelihood of reassignment following the completion of an initial engagement. Staffmark typically has numerous clients with significantly different hiring patterns in each of its markets, increasing the likelihood that it can reassign individual employees and limit the amount of time an employee is in transition. As employee referrals are a key component of its recruiting efforts, management believes local market share is also key to its ability to identify qualified candidates.
Trade names
Staffmark uses the following tradenames: CBS Personnel TM, CBS Personnel Services TM, Columbia Staffing TM, Columbia Healthcare Services TM, Venturi Staffing Partners TM and Staffmark TM. We believe these trade names have strong brand equity in their markets and have significant value to Staffmark’s business.

Facilities
Staffmark, headquartered in Cincinnati, Ohio, currently provides staffing services through its 208 branch offices located in 29 states. Average revenue per branch was approximately $2.6 million in 2009 and 75% of the branches were profitable. Staffmark also operated on-site locations, which accounted for approximately $197 million in revenues in 2009. The following table shows the number of branch offices located in each state in which Staffmark operates and the employee hours billed by branch offices and on-site locations for the fiscal year ended December 31, 2009.

		Employee
	Number of	Hours
State	Branch Offices	Billed (000’s)
CA	30	7,404
OH	23	6,418
TN	14	6,108
AR	17	3,900
TX	17	4,234
KY	10	2,202
NC	12	2,181
PA	8	2,462
IL	10	2,226
IN	8	2,070
GA	7	2,092
SC	8	1,449
MD	5	1,168
MA	2	225
VA	4	1,115
NV	4	715
NJ	4	1,102
WA	3	278
AZ	3	475
NY	3	416
KS	2	911
MS	2	396
AL	2	509
CO	2	490
CT	2	324
OK	2	185
DE	1	1,000
OR	1	291
MO	1	196
WI	1	230

	208	52,772

All of the above branch offices, along with Staffmark’s principal executive offices in Cincinnati, Ohio, are leased. Lease terms for branch offices are generally short and can range from one to five years. Staffmark does not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. With regard to the recent Staffmark acquisition a significant majority of the branches are not in overlapping markets.
Regulatory Environment
In the United States, temporary employment services firms are considered the legal employers of their temporary workers. Therefore, state and federal laws regulating the employer/employee relationship, such as tax withholding and reporting, social security and retirement, equal employment opportunity and Title VII Civil Rights laws and workers’ compensation, including those governing self-insured employers under the workers’ compensation systems in various states, govern Staffmark’s operations. By entering into a co-employer relationship with employees who are assigned to work at client locations, Staffmark assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.
Although compliance with these requirements imposes some additional financial risk on Staffmark, particularly with respect to those clients who breach their payment obligation to Staffmark, such compliance has not had a material adverse impact on Staffmark’s business to date. Staffmark believes that its operations are in compliance in all material respects with applicable federal and state laws.
Workers’ Compensation Program
As the employer of record, Staffmark is responsible for complying with applicable statutory requirements for workers’ compensation coverage. State law (and for certain types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses, including catastrophic injuries and fatalities, incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers’ compensation is considered the exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers’ compensation insurance or otherwise demonstrate financial responsibility to meet workers’ compensation obligations to employees.
In many states, employers who meet certain financial and other requirements may be permitted to self-insure. Staffmark self-insures its workers’ compensation exposure for a portion of its employees. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to support workers’ compensation claims in the event the employer is unable to pay for such claims.
As an employer with self-insurance and large deductible plans for workers compensation, Staffmark’s workers’ compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Staffmark seeks to contain its workers’ compensation costs through a proactive front-end client selection process in order to mitigate the acceptance of high risk situations together with an aggressive approach to claims management, including assigning injured workers, whenever possible, to short-term assignments which accommodate the workers’ physical limitations, performing a thorough and prompt on-site investigation of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to mitigate contingent and future costs and liabilities. Higher costs for each occurrence, either due to increased medical costs or duration of time, may result in higher workers’ compensation costs to Staffmark with a corresponding material adverse effect on its financial condition, business and results of operations.
Employees
As of December 31, 2009, Staffmark employed approximately 135 individuals in its corporate staff and approximately 888 staff members in its field operations. During the year ended December 31, 2009, 2008 and 2007, Staffmark placed, on average, over 34,000, 38,000 and 23,000 temporary personnel, not including leased personnel, on engagements of varying durations on a weekly basis. None of Staffmark’s employees are subject to collective bargaining agreements. We believe that Staffmark’s relationship with its employees is good.
Temporary employees placed by Staffmark are generally Staffmark’s employees while they are working on assignments. As the employer of its temporary employees, Staffmark maintains responsibility for applicable payroll taxes and the administration of the employee’s share of such taxes.
Rebranding of CBS Personnel to Staffmark
On February 27, 2009 Staffmark became the new name of the combined CBS Personnel, Staffmark, and Venturi Staffing organizations and was recognized by a new corporate identity. The decision to rebrand the three companies under the Staffmark name was the result of twelve months of strategic planning, with emphasis on gathering broad-based feedback from customers and employees throughout all geographic locations. Throughout this document we refer to Staffmark when discussing the combined operations of CBS Personnel Holdings, Inc., Staffmark and Venturi Staffing.

ITEM 1A — RISK FACTORS
Risks Related to Our Business and Structure
We are a Company with limited history and may not be able to continue to successfully manage our businesses on a combined basis.
We were formed on November 18, 2005 and have conducted operations since May 16, 2006. Although our management team has, collectively, over 90 years of experience in acquiring and managing small and middle market businesses, our failure to continue to develop and maintain effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, may negatively impact our ability to optimize the performance of our Company, which could adversely affect our ability to pay distributions to our shareholders. In addition, in that case, our consolidated financial statements might not be indicative of our financial condition, business and results of operations.
Our future success is dependent on the employees of our Manager and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.
Our future success depends, to a significant extent, on the continued services of the employees of our Manager, most of whom have worked together for a number of years. While our Manager will have employment agreements with certain of its employees, including our Chief Financial Officer, these employment agreements may not prevent our Manager’s employees from leaving or from competing with us in the future. Our Manager does not have an employment agreement with our Chief Executive Officer.
The future success of our businesses also depends on their respective management teams because we operate our businesses on a stand-alone basis, primarily relying on existing management teams for management of their day-to-day operations. Consequently, their operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of the businesses. We provide such persons with equity incentives in their respective businesses and have employment agreements and/or non-competition agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent the departure of these managers. The loss of services of one or more members of our management team or the management team at one of our businesses could materially adversely affect our financial condition, business and results of operations.
We face risks with respect to the evaluation and management of future platform or add-on acquisitions.
A component of our strategy is to continue to acquire additional platform subsidiaries, as well as add-on businesses for our existing businesses. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.
We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing at the Company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.
In order to make future acquisitions, we intend to raise capital primarily through debt financing at the Company level, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the Trust or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at the Company level. Another source of capital for us may be the sale of additional shares, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and materially adversely affect our financial condition, business and results of operations.

While we intend to make regular cash distributions to our shareholders, the Company’s board of directors has full authority and discretion over the distributions of the Company, other than the profit allocation, and it may decide to reduce or eliminate distributions at any time, which may materially adversely affect the market price for our shares.
To date, we have declared and paid quarterly distributions, and although we intend to pursue a policy of paying regular distributions, the Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee, profit allocation and put price will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Company’s board of directors may, based on their review of our financial condition and results of operations and pending acquisitions, determine to reduce or eliminate distributions, which may have a material adverse effect on the market price of our shares.
We will rely entirely on receipts from our businesses to make distributions to our shareholders.
The Trust’s sole asset is its interest in the Company, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and, from time to time, dividends on equity to enable us, first, to satisfy our financial obligations and, second, and to make distributions to our shareholders. This ability may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient receipts from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.
We do not own 100% of our businesses. While the Company is to receive cash payments from our businesses which are in the form of interest payments, debt repayment and dividends and dividends, if any dividends were to be paid by our businesses, they would be shared pro rata with the minority shareholders of our businesses and the amounts of dividends made to minority shareholders would not be available to us for any purpose, including Company debt service or distributions to our shareholders. Any proceeds from the sale of a business will be allocated among us and the minority shareholders of the business that is sold.
The Company’s board of directors has the power to change the terms of our shares in its sole discretion in ways with which you may disagree.
As an owner of our shares, you may disagree with changes made to the terms of our shares, and you may disagree with the Company’s board of directors’ decision that the changes made to the terms of the shares are not materially adverse to you as a shareholder or that they do not alter the characterization of the Trust. Your recourse, if you disagree, will be limited because our Trust Agreement gives broad authority and discretion to our board of directors. However, the Trust Agreement does not relieve the Company’s board of directors from any fiduciary obligation that is imposed on them pursuant to applicable law. In addition, we may change the nature of the shares to be issued to raise additional equity and remain a fixed-investment trust for tax purposes.
Certain provisions of the LLC Agreement of the Company and the Trust Agreement make it difficult for third parties to acquire control of the Trust and the Company and could deprive you of the opportunity to obtain a takeover premium for your shares.
The amended and restated LLC Agreement of the Company, which we refer to as the LLC Agreement, and the amended and restated Trust Agreement of the Trust, which we refer to as the Trust Agreement, contain a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of the Trust and the Company. These provisions include, among others:
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
Our third party credit facility exposes us to additional risks associated with leverage and inhibits our operating flexibility and reduces cash flow available for distributions to our shareholders.
At December 31, 2009, we had approximately $76.0 million outstanding under our Term Loan Facility and $0.5 million outstanding borrowings on our Revolving Credit Facility. We expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:
•	Maintain a minimum level of cash flow;

•	leverage new businesses we acquire to a minimum specified level at the time of acquisition;

•	keep our total debt to cash flow at or below a ratio of 3.5 to 1; and

•	make acquisitions that satisfy certain specified minimum criteria.
If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt is secured by all of our assets, including the stock we own in our businesses and the rights we have under the loan agreements with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
Changes in interest rates could materially adversely affect us.
Our Credit Agreement bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Revolving Credit Facility and reduce cash flow available for distribution, any of which could materially adversely affect us.

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
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2009 we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected
CGI may exercise significant influence over the Company.
CGI, through a wholly owned subsidiary, owns 7,681,000 or approximately 21% of our shares and may have significant influence over the election of directors in the future.
If, in the future, we cease to control and operate our businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended.
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
While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, only Mr. James Bottiglieri, our Chief Financial Officer, devotes substantially all of his time to our affairs. Our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may be related to CGI, which will continue to own several businesses that were managed by our management team prior to our initial public offering, or affiliates of CGI as well as other parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See the section entitled “Certain Relationships and Related Party Transactions” for the potential conflicts of interest of which you should be aware.

Our Manager and its affiliates, including members of our management team, may engage in activities that compete with us or our businesses.
While our management team intends to devote a substantial majority of their time to the affairs of the Company, and while our Manager and its affiliates currently do not manage any other businesses that are in similar lines of business as our businesses, and while our Manager must present all opportunities that meet the Company’s acquisition and disposition criteria to the Company’s board of directors, neither our management team nor our Manager is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our businesses. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our Manager and its affiliates, on the one hand, and the Company, on the other.
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
We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could materially adversely affect the market price of our shares.
Under the terms of the management services agreement, our Manager cannot be removed as a result of underperformance. Instead, the Company’s board of directors can only remove our Manager in certain limited circumstances or upon a vote by the majority of the Company’s board of directors and the majority of our shareholders to terminate the management services agreement. This limitation could materially adversely affect the market price of our shares.
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
If the management services agreement is terminated at any time other than as a result of our Manager’s resignation or if our Manager resigns on any date that is at least three years after the closing of our initial public offering, our Manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause the Company to purchase the Allocation Interests for the put price. If our Manager elects to cause the Company to purchase its Allocation Interests, we are obligated to do so and, until we have done so, our ability to conduct our business, including incurring debt, would be restricted and, accordingly, our liquidity and ability to grow may be adversely affected.
Our Manager can resign on 90 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.
Our Manager has the right, under the management services agreement, to resign at any time on 90 days’ written notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations.
The liability associated with the supplemental put agreement is difficult to estimate and may be subject to substantial period-to-period changes, thereby significantly impacting our future results of operations.
The Company will record the supplemental put agreement at its fair value at each balance sheet date by recording any change in fair value through its income statement. The fair value of the supplemental put agreement is largely related to the value of the profit allocation that our Manager, as holder of Allocation Interests, will receive. The valuation of the supplemental put agreement requires the use of complex financial models, which require sensitive assumptions and estimates. If our assumptions and estimates result in an over-estimation or under-estimation of the fair value of the supplemental put agreement, the resulting fluctuation in related liabilities could cause a material adverse effect on our future results of operations.
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
The management fee paid to CGM for the year ended December 31, 2009, was $12.8 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
We cannot determine the amount of profit allocation that will be paid over time with any certainty.
We cannot determine the amount of profit allocation that will be paid over time with any certainty. Such determination would be dependent on the potential sale proceeds received for any of our businesses and the performance of the Company and its businesses over a multi-year period of time, among other factors that cannot be predicted with certainty at this time. Such factors may have a significant impact on the amount of any profit allocation to be paid. Likewise, such determination would be dependent on whether certain hurdles were surpassed giving rise to a payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.
The fees to be paid to our Manager pursuant to the management services agreement, the offsetting management services agreements and transaction services agreements and the profit allocation to be paid to our Manager, as holder of the Allocation Interests, pursuant to the LLC Agreement may significantly reduce the amount of cash available for distribution to our shareholders.
Under the management services agreement, the Company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting management services agreements entered into between our Manager and one of our businesses, or any transaction services agreements to which such businesses are a party. In addition, our Manager, as holder of the Allocation Interests, will be entitled to receive profit allocations and may be entitled to receive the put price. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled “Certain Relationships and Related Party Transactions” for more information about these payment obligations of the Company. The management fee, profit allocation and put price will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders.
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
The management services agreement provides that our businesses may enter into transaction services agreements with our Manager pursuant to which our businesses will pay fees to our Manager. See the section entitled “Certain Relationships and Related Party Transactions” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by the Company. Therefore, such fees will be in excess of the management fee payable by the Company.
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
Risks Related to Taxation
Our shareholders will be subject to tax on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust.
For so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as

amended (the “Code”), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy their personal tax liability those results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including funding acquisitions, satisfying short- and long-term working capital needs of our businesses, or satisfying known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.
All of the Company’s income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to holders of shares of the Trust and thus could result in a substantial reduction in the value of the shares.
We do not expect the Company to be characterized as a corporation so long as it would not be required to register as an investment company under the Investment Company Act of 1940 and 90% or more of its gross income for each taxable year constitutes “qualifying income.” The Company expects to receive more than 90% of its gross income each year from dividends, interest and gains on sales of stock or debt instruments, including principally from or with respect to stock or debt of corporations in which the Company holds a majority interest. The Company intends to treat all such dividends, interest and gains as “qualifying income.”
If the Company fails to satisfy this “qualifying income” exception, the Company will be treated as a corporation for U.S. federal (and certain state and local) income tax purposes, and would be required to pay income tax at regular corporate rates on its income. Taxation of the Company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and, thus, could likely result in a reduction in the value of, or materially adversely affect the market price of, the shares of the Trust.
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
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of holders of the Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us and adversely affect an investment in our Shares. Our organizational documents and agreements permit the Board of Directors to modify our operating agreement from time to time, without the consent of the holders of Shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our Shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Shares.
Risks Relating Generally to Our Businesses
The recent disruption in the overall economy and the financial markets will adversely impact our business.
Many industries, including our businesses, have been affected by current economic factors, including the significant deterioration of global economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have greatly reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position. Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our products may adversely affect our financial position and our ability to fund our operations. In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing to support our strategy for growth through future acquisitions. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.
Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.
We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are goodwill, technologies, customer relationships and trademarks we acquired when we acquired our businesses and Staffmark. Customer relationships are amortized on a straight line basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Factors that could trigger impairment include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	changes in our organization or management reporting structure could result in additional reporting units, which may require alternative methods of estimating fair values or greater desegregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.

As of December 31, 2009, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $216.4 million, and goodwill of $288.0 million.
During the year ended December 31, 2009 we wrote off $50.0 million of goodwill associated with Staffmark. We also wrote off $9.8 million in intangible assets associated with the rebranding of the CBS Personnel name to Staffmark in 2009.
Further adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that would impact our results of operations and financial position in that period.
Our businesses are subject to unplanned business interruptions which may adversely affect our performance.
Operational interruptions and unplanned events at one or more of our production facilities, such as explosions, fires, inclement weather, natural disasters, accidents, transportation interruptions and supply could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own operations due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
Our businesses rely and may rely on their intellectual property and licenses to use others’ intellectual property, for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use other’s intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse affect on their financial condition, business and results of operations.
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
Our businesses may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse affect on their financial condition, business and results of operations.
The operations and research and development of some of our businesses’ services and technology depend on the collective experience of their technical employees. If these employees were to leave our businesses and take this knowledge, our businesses’ operations and their ability to compete effectively could be materially adversely impacted.
The future success of some of our businesses depends upon the continued service of their technical personnel who have developed and continue to develop their technology and products. If any of these employees leave our businesses, the loss of their technical knowledge and experience may materially adversely affect the operations and research and development of current and future services. We may also be unable to attract technical individuals with comparable experience because competition for such technical personnel is intense. If our businesses are not able to replace their technical personnel with new employees or attract additional technical individuals, their operations may suffer as they may be unable to keep up with innovations in their respective industries. As a result, their ability to continue to compete effectively and their operations may be materially adversely affected.
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
In addition, their customers may introduce new generations of their own products, which may require new or increased technological and performance specifications, requiring our businesses to develop customized products. Our businesses may not be successful in developing new products and technology that satisfy their customers’ demand and their customers may not accept any of their new products. If our businesses fail to keep pace with evolving technological innovations or fail to modify their products in response to their customers’ needs in a timely manner, then their financial condition, business and results of operations could be materially adversely affected as a result of reduced sales of their products and sunk developmental costs. These developments may require our personnel staffing business to seek better educated and trained workers, who may not be available in sufficient numbers.
Our businesses could experience fluctuations in the costs of raw materials as a result of inflation and other economic conditions, which fluctuations could have a material adverse effect on their financial condition, business and results of operations.
Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 16.9% of net sales in 2009. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
Our businesses do not have and may not have long-term contracts with their customers and clients and the loss of customers and clients could materially adversely affect their financial condition, business and results of operations.
Our businesses are and may be, based primarily upon individual orders and sales with their customers and clients. Our businesses historically have not entered into long-term supply contracts with their customers and clients. As such, their customers and clients could cease using their services or buying their products from them at any time and for any reason. The fact that they do not enter into long-term contracts with their customers and clients means that they have no recourse in the event a customer or client no longer wants to use their services or purchase products from them. If a significant number of their customers or clients elect not to use their services or purchase their products, it could materially adversely affect their financial condition, business and results of operations.
Our businesses are and may be subject to federal, state and foreign environmental laws and regulations that expose them to potential financial liability. Complying with applicable environmental laws requires significant resources, and if our businesses fail to comply, they could be subject to substantial liability.
Some of the facilities and operations of our businesses are and may be subject to a variety of federal, state and foreign environmental laws and regulations including laws and regulations pertaining to the handling, storage and transportation of raw materials, products and wastes, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently in place and in the future. Compliance with current and future environmental laws is a major consideration for our businesses as any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties. Because some of our businesses use hazardous materials and generate hazardous wastes in their operations, they may be subject to potential financial liability for costs associated with the investigation and remediation of their own sites, or sites at which they have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if they fully comply with applicable environmental laws and are not directly at fault for the contamination, our businesses may still be liable. Costs associated with these risks could have a material adverse effect on our financial condition, business and results of operations.
Defects in the products provided by our companies could result in financial or other damages to those customers, which could result in reduced demand for our companies’ products and/or liability claims against our companies.
Some of the products our businesses produce could potentially result in product liability suits against them. Some of our companies manufacture products to customer specifications that are highly complex and critical to customer operations. Defects in products could result in customer dissatisfaction or a reduction in or cancellation of future purchases or liability claims against our companies. If these defects occur frequently, our reputation may be impaired. Defects in products could also result in financial or other damages to customers, for which our companies may be asked or required to compensate their customers. Any of these outcomes could negatively impact our financial condition, business and results of operations.
Some of our businesses are subject to certain risks associated with the movement of businesses offshore.
Some of our businesses are potentially at risk of losing business to competitors operating in lower cost countries. An additional risk is the movement offshore of some of our businesses’ customers, leading them to procure products or services from more closely located companies. Either of these factors could negatively impact our financial condition, business and results of operations.
Loss of key customers of some of our businesses could negatively impact financial condition.
Some of our businesses have significant exposure to certain key customers, the loss of which could negatively impact our financial condition, business and results of operations.
Our businesses are subject to certain risks associated with their foreign operations or business they conduct in foreign jurisdictions.
Some of our businesses have and may have operations or conduct business outside the United States. Certain risks are inherent in operating or conducting business in foreign jurisdictions, including exposure to local economic conditions; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; longer payment cycles for foreign customers; adverse currency exchange controls; exposure to risks associated with changes in foreign exchange rates; potential adverse changes in political environments; withholding taxes and restrictions on the withdrawal of foreign investments and earnings; export and import restrictions; difficulties in enforcing intellectual property rights; and required compliance with a variety of foreign laws and regulations. These risks individually and collectively have the potential to negatively impact our financial condition, business and results of operations.
Risks Related to Advanced Circuits
Unless Advanced Circuits is able to respond to technological change at least as quickly as its competitors, its services could be rendered obsolete, which could materially adversely affect its financial condition, business and results of operations.
The market for Advanced Circuits’ services is characterized by rapidly changing technology and continuing process development. The future success of its business will depend in large part upon its ability to maintain and enhance its technological capabilities, retain qualified engineering and technical personnel, develop and market services that meet evolving customer needs and successfully anticipate and respond to technological changes on a cost-effective and timely basis. Advanced Circuits’ core manufacturing capabilities are for 2 to 12 layer printed circuit boards. Trends towards miniaturization and increased performance of electronic products are dictating the use of printed circuit boards with increased layer counts. If this trend continues Advanced Circuits may not be able to effectively respond to the technological requirements of the changing market. If it determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies may require significant capital investments. It may be unable to obtain capital for these purposes in the future, and investments in new technologies may not result in commercially viable technological processes. Any failure to anticipate and adapt to its customers’ changing technological needs and requirements or retain qualified engineering and technical personnel could materially adversely affect its financial condition, business and results of operations.

Advanced Circuits’ customers operate in industries that experience rapid technological change resulting in short product life cycles and as a result, if the product life cycles of its customers slow materially, and research and development expenditures are reduced, its financial condition, business and results of operations will be materially adversely affected.
Advanced Circuits’ customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in short product life cycles. As professionals operating in research and development departments represent the majority of Advanced Circuits’ net sales, the rapid development of electronic products is a key driver of Advanced Circuits’ sales and operating performance. Any decline in the development and introduction of new electronic products could slow the demand for Advanced Circuits’ services and could have a material adverse effect on its financial condition, business and results of operations.
Electronics manufacturing services corporations are increasingly acting as intermediaries, positioning themselves between PCB manufacturers and OEMS, which could reduce operating margins.
Advanced Circuits’ OEM customers are increasingly outsourcing the assembly of equipment to third party manufacturers. These third party manufacturers typically assemble products for multiple customers and often purchase circuit boards from Advanced Circuits in larger quantities than OEM manufacturers. The ability of Advanced Circuits to sell products to these customers at margins comparable to historical averages is uncertain. Any material erosion in margins could have a material adverse effect on Advanced Circuits’ financial condition, business and results of operations.
Risks Related to American Furniture Manufacturing
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
Risks Related to Anodyne
Certain of Anodyne’s products are subject to regulation by the FDA.
Certain of Anodyne’s mattress products are Class II devices within Section 201(h) of the Federal FDCA (21 USC §321(h), and, as such, are subject to the requirements of the FDCA and certain rules and regulations of the FDA. Prior to our acquisition of Anodyne, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Anodyne’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Anodyne is vulnerable to actions that may be taken by the FDA which have a material adverse effect on Anodyne and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.
A change in Medicare Reimbursement Guidelines may reduce demand for Anodyne’s products.
Certain changes in Medicare Reimbursement Guidelines may reduce demand for medical support surfaces and have a material effect on Anodyne’s operating performance.
Two of Anodyne’s largest customers represented approximately 50% of its gross sales in 2009.
Anodyne has significant exposure to two key customers. The loss of either customer could negatively impact Anodyne’s financial condition, business and results of operations.

Risks Related to Fox
Growth in popularity of alternative recreational activities may reduce demand for mountain bikes and off road products which would reduce demand for Fox’s products.
Mountain biking and other off-road sports compete against numerous recreational activities for share of time and spend of enthusiasts. Any growth in popularity of other outdoor activities at the expense of mountain biking and off-road sports could lead to a decrease in demand for the company’s product’s and could materially adversely affect Fox’s financial condition, business and results of operations.
Risks Related to HALO
Increases in the portion of existing customers and potential customers buying directly from manufacturers or exclusively over the internet could have a material adverse affect on the business of HALO.
The promotional products industry supply chain is comprised of multiple levels. As a distributor, HALO does not manufacturer or decorate the promotional products it sells. Additionally, in recent years there have been a number of suppliers and distributors who have attempted to sell directly to customers over the internet with varying levels of success. Though management believes distributors and account executives play crucial roles in the industry supply chain, increases in the portion of end customers buying directly from manufacturers or exclusively through the internet could have a material adverse affect on the business of HALO.
The loss of a significant number of account executives could adversely affect the business of HALO.
HALO relies on its large staff of account executives to develop and maintain relationships with end customers. HALO’s sales force is comprised of both full time employees and sub-contractors. These professionals have relationships with customers of varying sizes and profitability. Though management believes its compensation structure and support of its sales forces is comparable or better than many industry participants, there can be no assurances that HALO will be able to retain their continuing services. The loss of a significant number of account executives could adversely affect the business of HALO.
HALO relies on suppliers for the timely delivery of products to end customers. Delays in the delivery of promotional products to customers could adversely affect HALO’s results of operations.
HALO often relies on many of its suppliers to ship directly to its end customers (“drop-shipments”). Delays in the shipment of products or supply shortages in promotional products in high demand could affect HALO’s standing with its end customers and adversely affect HALO’s results of operations.
Risks Related to Staffmark
Staffmark’s business depends on its ability to attract and retain qualified staffing personnel that possess the skills demanded by its clients.
As a provider of temporary staffing services, the success of Staffmark’s business depends on its ability to attract and retain qualified staffing personnel who possess the skills and experience necessary to meet the requirements of its clients or to successfully bid for new client projects. Staffmark must continually evaluate and upgrade its base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. Staffmark’s ability to attract and retain qualified staffing personnel could be impaired by rapid improvement in economic conditions resulting in lower unemployment, increases in compensation or increased competition. During periods of economic growth, Staffmark faces increasing competition for retaining and recruiting qualified staffing personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If Staffmark cannot attract and retain qualified staffing personnel, the quality of its services may deteriorate and its financial condition, business and results of operations may be materially adversely affected.
Customer relocation of positions filled by Staffmark may materially adversely affect Staffmark’s financial condition, business and results of operations

Many companies have built offshore operations, moved their operations to offshore sites that have lower employment costs or outsourced certain functions. If Staffmark’s customers relocate positions filled by Staffmark, this would have a material adverse effect on the financial condition, business and results of operations of Staffmark.
Staffmark assumes the obligation to make wage, tax and regulatory payments for its employees, and as a result, it is exposed to client credit risks.
Staffmark generally assumes responsibility for and manages the risks associated with its employees’ payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits for its leased employees. These obligations are fixed, whether or not its clients make payments required by services agreements, which exposes Staffmark to credit risks of its clients, primarily relating to uncollateralized accounts receivables. If Staffmark fails to successfully manage its credit risk, its financial condition, business and results of operations may be materially adversely affected.
Staffmark is exposed to employment-related claims and costs and periodic litigation that could materially adversely affect its financial condition, business and results of operations.
The temporary services business entails employing individuals and placing such individuals in clients’ workplaces. Staffmark’s ability to control the workplace environment of its clients is limited. As the employer of record of its temporary employees, it incurs a risk of liability to its temporary employees and clients for various workplace events, including claims of misconduct or negligence on the part of its employees; discrimination or harassment claims against its employees, or claims by its employees of discrimination or harassment by its clients; immigration-related claims; claims relating to violations of wage, hour and other workplace regulations; claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims. Staffmark may incur fines and other losses and negative publicity with respect to any of these situations. Some the claims may result in litigation, which is expensive and distracts management’s attention from the operations of Staffmark’s business. Furthermore, while Staffmark maintains insurance with respect to many of these items, it, may not be able to continue to obtain insurance at a cost that does not have a material adverse effect upon it. As a result, such claims (whether by reason of it not having insurance or by reason of such claims being outside the scope of its insurance) may have a material adverse effect on Staffmark’s financial condition, business and results of operations.
Staffmark’s workers’ compensation loss reserves may be inadequate to cover its ultimate liability for workers’ compensation costs.
Staffmark self-insures its workers’ compensation exposure for certain employees. The calculation of the workers’ compensation reserves involves the use of certain actuarial assumptions and estimates. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. As a result, reserves may not be adequate.
If reserves are insufficient to cover the actual losses, Staffmark would have to increase its reserves and incur charges to its earnings that could be material.
Any significant economic downturn could result in our clients using fewer temporary and contract workers or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.
Because demand for recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary and contract workers before undertaking layoffs of their regular employees, resulting in decreased demand for temporary and contract workers. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, which would result in lower profit levels.
In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients does not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, our cash flow and profitability may suffer.
State unemployment insurance expense is a direct cost of doing business in the Staffing Industry. State unemployment tax rates are established based on a company’s specific experience rate of unemployment claims and a state’s required funding for total claims. Economic downturns may result in a higher occurrence of unemployment claims resulting in higher state unemployment tax rates. Additionally, as states are paying more in total prolonged claims during an economic downturn, states may increase unemployment tax rates to employers, regardless of the employer’s specific experience. This would result in higher direct costs to Staffmark.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     NONE

ITEM 2. – PROPERTIES
Advanced Circuits
Advanced Circuits operations are located in a 61,058 square foot building in Aurora, Colorado. This facility is leased and comprises both the factory and office space. The lease term is for 15 years with a renewal option for an additional 10 years.
American Furniture
American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, MS, of which approximately 750,000 square feet was refurbished in 2008 as a result of damage caused by a fire in 2008. This 1.1 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. AFM can add additional manufacturing lines within its existing footprint to accommodate demand during peak times. In addition to AFM’s primary manufacturing facility, AFM leases approximately 300,000 square feet of warehouse and small manufacturing space within the vicinity of its primary Ecru facility. AFM also leases showroom space in High Point, North Carolina and Tupelo Mississippi, allowing it to showcase its products to buyers and during trade shows held in the area.
Anodyne
Anodyne leases a 33,000 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast. It also leases an 81,000 square foot facility in Corona, California, which houses the manufacturing and distribution facilities for the west coast.
Fox
Fox’s corporate headquarters and main manufacturing facilities are located in an 86,000 square foot facility located in Watsonville California. In addition, Fox leases five other smaller facilities totaling approximately 50,000 square feet in the surrounding Watsonville area.
HALO
HALO distributes its products through a leased 40,000 square foot office facility and a 57,000 square foot fulfillment warehouse, both of which are located in Sterling, IL. Due to its high percentage of drop shipments, HALO is able to operate from a much smaller warehouse than a similar size company with a traditional inventory-based business model. HALO also maintains a small IT department in Oak Brook, IL and an office for its CEO in Chicago.
The following table shows the number of offices located in each state and the function of each office as of December 31, 2009.

State	Function	Offices	Square feet
California	Sales	2	11,222
Illinois	Administration	2	25,450
	Information Technology	1	4,766
	Warehousing	2	72,000
Louisiana	Sales	1	1,919
Ohio	Administration	2	3,796
Tennessee	Sales	1	8,804
Missouri	Administration	1	5,960
Kansas	Sales	1	2,618
Maryland	Sales	1	800
Florida	Sales	1	1,000
Oklahoma	Administration	1	5,500
Georgia	Sales	1	1,550
Staffmark
Staffmark’s principal executive offices are located in Cincinnati, Ohio where it leases 38,867 square feet of office space. Staffmark provides staffing services through 208 branch offices located in 29 states which include branch offices and locations for its recent Staffmark acquisition. Lease terms for the branch offices typically run from 3 to 5 years.
Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager.
We believe that our properties at each of our businesses are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. — LEGAL PROCEEDINGS
In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position or results of operations.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     RESERVED

Part II
Item 5. — Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Trust stock trades on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the high and low closing prices per share as reported by the NASDAQ Global Select Market during the periods indicated. The highest and lowest prices per share of Trust stock were $6.89 and $15.58, respectively, for the periods presented below:

Quarter Ended	High	Low	Distribution Declared
December 31, 2009	13.33	9.87	0.34
September 30, 2009	11.15	7.94	0.34
June 30, 2009	10.32	7.63	0.34
March 31, 2009	12.20	6.89	0.34
December 31, 2008	14.44	7.52	0.34
September 30, 2008	14.64	9.51	0.34
June 30, 2008	13.75	10.75	0.325
March 31, 2008	15.58	10.89	0.325
COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK
     The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NASDAQ Stock Market Index (US) and the NASDAQ Other Finance Index (US) from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2009. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

Data	June 30, 2006	September 30, 2006	December 31, 2006
Compass Diversified Holdings	$94.88	$102.73	$117.00
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59

			September 30,
Data	March 31, 2007	June 30, 2007	2007	December 31, 2007
Compass Diversified Holdings	$116.32	$125.83	$115.41	$109.10
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11

			September 30,
Data	March 31, 2008	June 30, 2008	2008	December 31, 2008
Compass Diversified Holdings	$98.39	$87.54	$109.45	$90.41
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91

			September 30,
Data	March 31, 2009	June 30, 2009	2009	December 31, 2009
Compass Diversified Holdings	$73.55	$68.75	$91.64	$114.42
NASDAQ Stock Market Index	$68.57	$82.32	$95.21	$101.80
NASDAQ Other Finance Index	$55.01	$68.57	$74.63	$75.76
Shareholders
As of February 26, 2010 we had 36,625,000 shares of Trust stock outstanding that were held by twelve holders of record; however, we believe the number of beneficial owners of our shares is over 9,000.
Distributions
For the years 2008 and 2009 we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2009	January 11, 2010	January 28, 2010	$0.34
September 30, 2009	October 8, 2009	October 29, 2009	$0.34
June 30, 2009	July 10, 2009	July 30, 2009	$0.34
March 31, 2009	April 9, 2009	April 30, 2009	$0.34
December 31, 2008	January 8, 2009	January 30, 2009	$0.34
September 30, 2008	October 9, 2008	October 31, 2008	$0.34
June 30, 2008	July 10, 2008	July 29, 2008	$0.325
March 31, 2008	April 5, 2008	April 25, 2008	$0.325
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. —	SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report.
Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. We were incorporated on November 18, 2005 (“inception”). Financial data included for the year ended December 31, 2005, includes minimal activity experienced from inception to December 31, 2005. We completed our IPO on May 16, 2006 and used the proceeds of the IPO and separate private placement transactions that closed in conjunction with our IPO, and from our third party credit facility, to purchase controlling interests in four of our initial operating subsidiaries. The following table details our acquisitions and dispositions subsequent to our IPO.

Acquisitions:	Acquisition Date	Disposition Date
Advanced Circuits(1)	May 16, 2006	n/a
CBS Personnel(1)	May 16, 2006	n/a
Crosman(1)	May 16, 2006	January 5, 2007
Silvue(1)	May 16, 2006	June 25, 2008
Anodyne	August 1, 2006	n/a
Aeroglide	February 28, 2007	June 24, 2008
HALO	February 28, 2007	n/a
American Furniture	August 31, 2007	n/a
Fox	January 4, 2008	n/a
Staffmark LLC(2)	January 21, 2008	n/a

(1)	Represent initial operating subsidiaries.

(2)	Staffmark LLC was acquired by CBS Personnel.
The operating results for Crosman are reflected as discontinued operations in 2006 and are not included in the operating data below. The operating results for Aeroglide are reflected as discontinued operations in 2008 and 2007 and are not included in the data below. The operating results for Silvue are reflected as discontinued operations in 2008, 2007 and 2006 and as such are not included in the operating data below. Financial data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Net sales	$1,248,740	$1,538,473	$841,791	$395,173	$—
Cost of sales	976,991	1,196,206	636,008	307,014	—

Gross profit	271,749	342,267	205,783	88,159	—
Operating expenses:
Staffing	74,279	102,438	56,207	34,345	—
Selling, general and administrative	145,948	165,768	94,426	31,605	1
Supplemental put expense (reversal)	(1,329)	6,382	7,400	22,456	—
Management fees	13,100	15,205	10,120	4,158	—
Amortization expense	24,609	24,605	12,679	5,814	—
Impairment expense	59,800	—	—	—	—

Operating income (loss)	(44,658)	27,869	24,951	(10,219)	(1)

Income (loss) from continuing operations	(39,645)	3,817	10,051	(27,973)	(1)
Income and gain from discontinued operations	—	77,970	41,314	9,831	—

Net income (loss)	(39,645)	81,787	51,365	(18,142)	(1)
Net income (loss) attributable to noncontrolling interest	(13,375)	3,493	10,997	1,107	—

Net income (loss) attributable to Holdings (1), (2)	$(26,270)	$78,294	$40,368	$(19,249)	$(1)

Basic and fully diluted income (loss) per share attributable to Holdings:

Continuing operations	$(0.76)	$0.01	$(0.04)	$(2)	$—
Discontinued operations	—	2.47	1.50	0.77	—

Basic and fully diluted income (loss) per share attributable to Holdings	$(0.76)	$2.48	$1.46	$(1.52)	$—

Cash Flow Data:
Cash provided by operating activities	$20,213	$40,549	$41,772	$20,563	$—
Cash used in investing activities	(4,982)	(24,793)	(114,158)	(362,286)	—
Cash (used in) provided by financing activities	(81,209)	(37,561)	184,882	351,073	100
Net (decrease) increase in cash and cash equivalents	(65,978)	(21,885)	112,352	9,610	100

(1)	Includes gains on the sales of Aeroglide and Silvue in 2008 of $34.0 million and $39.4 million, respectively, and Crosman in 2007 of $36.0 million.

(2)	Includes a charge to net income of $10.0 million for distributions made at the subsidiary (ACI) level in excess of cumulative earnings in 2007.

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Current assets	$275,027	$335,201	$299,241	$135,121	$3,408
Total assets	831,012	984,336	828,002	496,382	3,408
Current liabilities	129,887	139,370	106,613	155,534	3,309
Long-term debt	74,000	151,000	148,000	—	—
Total liabilities	322,946	440,458	373,285	221,934	3,309
Noncontrolling interests	70,905	79,431	21,867	17,734	100
Shareholders’ equity (deficit) attributable to Holdings	437,161	464,447	432,850	255,711	(1)

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 7 contains forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.
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
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small and middle market businesses as those that generate annual cash flows of up to $60 million. We focus on companies of this size because we believe that these companies are more able to achieve growth rates above those of their relevant industries and are also frequently more susceptible to efforts to improve earnings and cash flow.
In pursuing new acquisitions, we seek businesses with the following characteristics:
•	North American base of operations;

•	stable and growing earnings and cash flow;

•	maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	solid and proven management team with meaningful incentives;

•	low technological and/or product obsolescence risk; and

•	a diversified customer and supplier base.
Our management team’s strategy for our subsidiaries involves:
•	utilizing structured incentive compensation programs tailored to each business in order to attract, recruit and retain talented managers to operate our businesses;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well positioned to acquire additional attractive businesses. Our management team has a large network of over 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
In addition, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
Initial public offering and Company formation
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (the “IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, we also completed the private placement of 5,733,333 shares to CGI for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO.
Subsequent to the IPO the Company’s board of directors engaged the Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public company.
From May 16, 2006 through December 31, 2009, we purchased nine businesses (each of our businesses is treated as a separate business segment) and disposed of three, as follows:
     Acquisitions
•	On May 16, 2006, we made loans to and purchased a controlling interest in CBS Personnel Holdings, Inc., which we refer to as Staffmark, for approximately $128 million. As of December 31, 2009, we own approximately 76.2% of the common stock on a primary basis and 69.4% on a fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million representing at the time of purchase approximately 75.4% of the outstanding common stock on both a primary and fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million. As of December 31, 2009, we own approximately 70.2% of the common stock on a primary and fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million, representing at the time of purchase approximately 72.3% of the outstanding stock on both a primary and fully diluted basis.

•	On August 1, 2006, we made loans to and purchased a controlling interest in Anodyne for approximately $31 million. As of December 31, 2009, we own approximately 74.4% of the common stock on a primary basis and 61.7% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million, representing at the time of purchase approximately 88.9% of the outstanding stock on a primary basis and approximately 73.9% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in HALO was purchased for approximately $62 million. As of December 31, 2009, we own approximately 88.7% of the common stock on a primary basis and 72.8% on a fully diluted basis.

•	On August 28, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million. As of December 31, 2009, we own approximately 93.9% of the common stock on a primary basis and 84.5% on a fully diluted basis.

•	On January 4, 2008, we made loans to and purchased a controlling interest in Fox for approximately $80.4 million. As of December 31, 2009, we own approximately 75.5% of the common stock on a primary basis and 67.5% on a fully diluted basis.

We did not acquire any new businesses during the year ended 2009. The acquisition market picked up considerably during the fourth quarter of 2009 where we began seeing more quality acquisition candidates.
Dispositions
•	On January 5, 2007, we sold all of our interest in Crosman, for approximately $143 million. We recorded a gain on the sale in the first quarter of 2007 of approximately $36 million.

•	On June 24, 2008, we sold all of our interest in Aeroglide, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $34 million.

•	On June 25, 2008, we sold all of our interest in Silvue, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $39 million.
We are dependent on the earnings of, and cash receipts from, the businesses that we own in order to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any noncontrolling interest in these businesses, are available to:
•	meet capital expenditure requirements, management fees and corporate overhead charges;

•	fund distributions from the businesses to the Company; and

•	be distributed by the Trust to shareholders.
2009 Highlights
Term Loan Facility pay down

On February 18, 2009, the Company reduced its debt and repaid at par, from cash on its balance sheet, $75.0 million of long term debt under its Term Loan Facility due in December of 2013.
Equity offering

On June 9, 2009 we successfully completed a public offering of 5.1 million Trust shares at $8.85 per share raising $45.1 million in gross proceeds. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $42.1 million.
2009 Distributions

We increased our quarterly distribution to $0.34 per share during the third quarter of 2008. For the 2009 fiscal year we declared distributions to our shareholders totaling $1.36 per share.
Areas for focus in 2010
The areas of focus for 2010, which are generally applicable to each of our businesses, include:
•	Taking advantage, where possible, of the current economic downturn by growing market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Continue to pursue expense reduction and cost savings through contraction in discretionary spending, and reductions in workforce and production levels in response to lower production volume;

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders; and

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits	Anodyne	HALO	American Furniture	Fox
Staffmark
Fiscal 2009, 2008 and 2007 represents a full year of operating results included in our consolidated results of operations for only three of our businesses. The remaining three businesses were acquired during fiscal 2007 and 2008 (see table above). As a result, we cannot provide a meaningful comparison of our historical consolidated results of operations for the year ended December 31, 2009 with the two prior years. In the following results of operations, we provide (i) our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007, which includes the historical results of operations of our businesses (segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis, for each of the years ended December 31, 2009, 2008 and 2007, together with relevant pro-forma adjustments.
Consolidated Results of Operations — Compass Diversified Holdings

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net sales	$1,248,740	1,538,473	$841,791
Cost of sales	976,991	1,196,206	636,008

Gross profit	271,749	342,267	205,783

Staffing, selling, general and administrative expense	220,227	268,206	150,633
Management fees	13,100	15,205	10,120
Supplemental put expense (reversal)	(1,329)	6,382	7,400
Amortization of intangibles	24,609	24,605	12,679
Impairment expense	59,800	—	—

Operating income (loss)	$(44,658)	$27,869	$24,951

Net sales
On a consolidated basis net sales decreased approximately $289.7 million in the year ended December 31, 2009 compared to 2008. This decrease in net sales in 2009 is due principally to decreased revenues at our Staffmark, Advanced Circuits, Anodyne, Fox and Halo operating segments offset in part by increased net sales at American Furniture. Revenues at Staffmark decreased $261.0 million during the year ended December 31, 2009 compared with the same period in 2008. On a consolidated basis net sales increased approximately $696.7 million in the year ended December 31, 2008 compared to 2007. The increase is primarily attributable to increased revenues at Staffmark resulting from the acquisition of Staffmark LLC on January 23, 2008 ($436.5 million) and net sales attributable to our majority owned subsidiary, Fox, also acquired in January 2008 ($131.7 million). Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales and revenues by operating segment.
We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and, dividends on our equity ownership. However, on a consolidated basis these items are eliminated.
Cost of sales
On a consolidated basis cost of sales decreased approximately $219.2 million in the year ended December 31, 2009 compared to 2008 and increased approximately $560.2 million in the year ended December 31, 2008 compared to 2007. These charges are due almost entirely to the corresponding decrease/increase in net sales referred to above. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of cost of sales expense by operating segment.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense decreased approximately $48.0 million in the year ended December 31, 2009 compared to 2008. The 2009 vs. 2008 year over year decrease is due principally to cost cutting measures enacted at the operating segment level in response to the softening economy and its negative impact on sales and operating income in 2009. Additionally, costs directly tied to sales, such as commission expense, declined as a direct result of the decrease in net sales. On a consolidated basis staffing, selling, general and administrative costs increased approximately $117.6 million in the year ended December 31, 2008 compared to the same period in 2007. The 2008 vs. 2007 year over year increase is due principally to our 2008 acquisitions and full year results of our 2007 acquisitions. At the corporate level general and administrative costs decreased approximately $1.3 million for the year ended December 31, 2009 compared to the same period in 2008 due principally to lower costs for professional fees being incurred in 2009 in connection with Sarbanes Oxley compliance. For the year ended December 31 2008 costs at the corporate level increased approximately $2.0 million compared to the comparable period in 2007 due principally to increased salaries and wages and professional fees. — Please refer to “Results of Operations – Our Businesses” for a more detailed analysis of staffing, selling, general and administrative expense by operating segment.
Management fees
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). For the years ended December 31, 2009, 2008 and 2007 we incurred approximately $12.8 million, $14.7 million and $10.1 million, respectively, in expense for these fees. The decrease in Management fees in 2009 compared to 2008 is due principally to the decrease in consolidated adjusted net assets at December 31, 2009 resulting from the $75.0 million pay down of our Term Loan Facility with available cash in February 2009 and the $59.8 million impairment charge in 2009. The increase in Management fees in 2008 compared to 2007 is principally due to the increase in consolidated adjusted net assets in 2008 as a result of LLC’s acquisition of Staffmark in January 2008 and our acquisition of Fox in January 2008, offset in part by the sale of Aeroglide and Silvue in June 2008. Staffmark paid approximately $0.3 million and $0.5 million during the year ended December 31, 2009 and 2008, respectively, to the predecessor owner of Staffmark. — Please refer to “Related Party Transactions and Certain Transactions Involving our Businesses for more information about the Management Services Agreement.
Supplemental put expense
In 2006 we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the Management Services Agreement. The Company accrued approximately $6.4 million and $7.4 million in expense during the years ended December 31, 2008 and 2007, respectively, and reversed approximately $1.3 million in charges in 2009 in connection with this agreement. This expense represents that portion of the estimated increase in the fair value of our businesses over our original basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold — Please refer to “Related Party Transactions and Certain Transactions Involving our Businesses for more information about the Supplemental Put Agreement.
Impairment expense
Based on the results of our annual impairment tests performed as of March 31, 2009 an indication of impairment existed at the Staffmark reporting unit. In each of our other businesses (reporting units) the result of the annual goodwill impairment test indicated that the fair value of the business exceeded its carrying value. Based on the results of the second step of the impairment test at Staffmark, we estimated that the carrying value of Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, we recorded a $50.0 million pretax goodwill impairment charge for 2009. The results of the annual impairment tests performed as of April 30, 2008 and 2007 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in 2008 or 2007.
In connection with the annual goodwill impairment we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name, based principally on the discontinuance of the use of the CBS Personnel trade name and rebranding of the reporting units business to Staffmark beginning in February 2009. During 2009, we recorded an asset impairment charge of approximately $9.8 million at the corporate level to decrease the carrying value of the CBS personnel trade name to its fair value.
Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses. The following discussion reflects a comparison of the historical results of operations for each of our initial businesses (segments), for the complete fiscal years ending December 31, 2009, 2008 and 2007. In addition, the historical results of operations for Staffmark include the results of Staffmark (acquired on January 21, 2008) as if CBS acquired Staffmark as of January 1, 2007. For the 2008 acquisitions and 2007 acquisitions the following discussion reflects comparative historical results of operations for the entire fiscal years ending December 31, 2009, 2008 and 2007 as if we had acquired the businesses on January 1, 2007. When appropriate, relevant pro-forma adjustments are reflected in the historical operating results. Adjustments to depreciation and amortization resulting from purchase allocations that were not “pushed down” to a business are not included as a component of operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 66.0% of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production PCB’s given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
Results of Operations
The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Net sales	$46,518	$55,449	$52,292
Cost of sales	19,958	23,781	23,139

Gross profit	26,560	31,668	29,153
Selling, general and administrative expenses	7,367	10,872	8,914
Management fees	375	500	500
Amortization of intangibles	2,521	2,631	2,661

Income from operations	$16,297	$17,665	$17,078

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were approximately $46.5 million compared to approximately $55.4 million for the year ended December 31, 2008, a decrease of approximately $8.9 million or 16.1%. The decrease in net sales is due to decreased sales in quick-turn ($2.1 million) and prototype ($3.4 million) production PCBs. In addition long-lead and sub-contract sales decreased approximately $4.7 million. These decreases were offset in part by an increase in assembly sales of $1.1 million. Quick-turn production PCBs represented approximately 36.3% of gross sales for the year ended December 31, 2009 compared to approximately 34.4% for the fiscal year ended December 31, 2008. Prototype production represented approximately 30.6% of gross sales for the year ended December 31, 2009 compared to approximately 31.6% for the same period in 2008. Long-lead production and sub-contract sales as a percentage of gross sales decreased to approximately 28.3% of gross sales for the fiscal year 2009 compared to approximately 31.7% for fiscal 2008. Assembly sales represented approximately 4.8% of gross sales in 2009 compared to approximately 2.3% in 2008.
The decline in net sales in each of the PCB categories in 2009 when compared to 2008 is attributable to the economic slowdown in 2009 and the adverse impact it had on our customers during the year. Based on fourth quarter 2009 orders and 2010 orders to date we currently anticipate modest sales increases in 2010 in each of these product sectors.
Cost of sales
Cost of sales for the fiscal year ended December 31, 2009 was approximately $20.0 million compared to approximately $23.8 million for the year ended December 31, 2008, a decrease of approximately $3.8 million or 16.1%. The decrease in cost of sales was largely due to the decrease in net sales. Gross profit as a percent of net sales in each of the years ended December 31, 2009 and 2008 was approximately 57.1%.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $3.5 million during the year ended December 31, 2009 compared to the corresponding period in 2008. Approximately $2.2 million of the decrease is attributable to reduced loan forgiveness charges in 2009, compared to 2008, which include a reversal of prior year charges totaling approximately $1.6 million. The remaining decrease of approximately $1.3 million is principally due to decreases in personnel, salaries and wages and associated benefits due principally to lower net sales in 2009. ACI will not incur any charges related to the officer loan forgiveness in 2010. See Significant Related Party Transactions – Advanced Circuits.
Income from operations
Income from operations for the year ended December 31, 2009 was $16.3 million compared to $17.7 million for the year ended December 31, 2008, a decrease of $1.4 million. This decrease primarily was the result of decreased net sales and other factors described above.
Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 was approximately $55.4 million compared to approximately $52.3 million for the year ended December 31, 2007, an increase of approximately $3.2 million or 6.0%. The increase in net sales was largely due to increased sales in quick-turn and prototype production PCBs, which increased by approximately $0.8 million and $2.1 million, respectively. Quick-turn production PCBs represented approximately 34.4% of gross sales for the year ended December 31, 2008 compared to approximately 33.0% for the fiscal year ended December 31, 2007. Prototype production represented approximately 31.6% of gross sales for the year ended December 31, 2008 compared to approximately 32.2% for the same period in 2007. Long-lead production and other sales as a percentage of gross sales increased to approximately 31.7% of gross sales for the fiscal year 2008 compared to approximately 32.1% for the fiscal 2007, as this segment of the company’s business is typically driven more by economic conditions than either quick-turn or prototype production.
Cost of sales
Cost of sales for the fiscal year ended December 31, 2008 was approximately $23.8 million compared to approximately $23.1 million for the year ended December 31, 2007, an increase of approximately $0.6 million or 2.8%. The increase in cost of sales was largely due to the increase in net sales. Gross profit as a percent of net sales increased by approximately 1.3% to approximately 57.1% for the year ended December 31, 2008 compared to approximately 55.8% for the year ended December 31, 2007, largely as a result of increased production efficiencies, due to increased volume, offset in part by slight increases in raw material costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.0 million during the year ended December 31, 2008 compared to the corresponding period in 2007. In 2008, Advanced Circuits incurred non-cash charges aggregating approximately $1.6 million reflecting loan forgiveness arrangements provided to Advanced Circuits’s senior management associated with CGI’s initial acquisition of Advanced Circuits, compared to $0.3 million in 2007. The 2007 loan forgiveness charge was only $0.3 million due to an over accrual of the charge in 2006. The remaining increase of approximately $0.7 million is principally due to increases in personnel, salaries and wages and associated benefits.
Income from operations
Income from operations for the year ended December 31, 2008 was $17.7 million compared to $17.1 million for the year ended December 31, 2007, an increase of $0.6 million. This increase primarily was the result of increased net sales and other factors described above.

American Furniture
Overview
Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. American Furniture is a low-cost manufacturer and is able to ship any product in its line to its approximately 750 customers, within 48 hours of receiving an order.
On February, 12, 2008, American Furniture’s 1.1 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.
The Company temporarily moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management secured 320 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. These temporary stationary production facilities provided the company with approximately 90% of the pre-fire stationary production capabilities for the months of April, through November. Orders for motion and recliner products were addressed by the production facilities that were largely unaffected by the fire at the Ecru, MS facility. On November 7, 2008 the damaged manufacturing facility was fully restored and operating.
American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair and; (iv) accent tables and rugs. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.
Results of Operations
The table below summarizes the results of operations for American Furniture for the fiscal year ending December 31, 2009 and 2008 and the pro-forma results of operations for the year ended December 31, 2007. We purchased a controlling interest in American Furniture on August 31, 2007. The following operating results are reported as if we acquired American Furniture on January 1, 2007.

	Year Ended December 31,
	2009	2008	2007
			(Pro-forma)
	(in thousands)
Net sales	$141,971	$130,949	$156,635
Cost of sales	114,345	104,540	120,739

Gross profit	27,626	26,409	35,896
Selling, general and administrative expenses (a)	18,081	17,853	20,672
Management fees	375	500	500
Amortization of intangibles (b)	2,683	2,933	2,933

Income from operations	$6,487	$5,123	$11,791

Prior period results of operations of American Furniture for the year ended December 31, 2007 include the following pro-forma adjustments:

(a)	Selling, general and administrative expenses were reduced by $2.8 million, representing one-time transaction costs incurred by the seller.

(b)	A reduction in charges to amortization of intangible assets totaling $0.7 million, as a result of, and derived from, the purchase price allocation in connection with our acquisition of American Furniture in August 2007.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were $142.0 million compared to $130.9 million for the same period in 2008, an increase of $11.0 million or 8.4%. Stationary product sales increased approximately $16.7 million for the year ended December 31, 2009 compared to the same period in 2008. Motion and Recliner product sales decreased approximately $4.5 million, while Table and Occasional sales decreased $1.0 million for the year ended December 31, 2009 compared to the same period in 2008. The increase in net sales of stationary product was principally due to the inability to ship product in 2008 as a result of the lack of product resulting from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. The decrease in net sales of motion product in 2009 is the result of the continuing soft retail environment in the more expensive retail categories and a larger presence of Asian import product in the motion category in 2009. We expect this trend to continue through the first fiscal quarter of 2010, which historically represents AFM’s strongest fiscal quarter. Stationary product represented 70% of net sales in 2009 compared to 63.5% in 2008.
Cost of sales
Cost of sales increased approximately $9.8 million for the year ended December 31, 2009 compared to the same period of 2008 and is due principally to the corresponding increase in sales. Gross profit as a percent of sales was 19.5% for the year ended December 31, 2009 compared to 20.2% in the corresponding period in 2008. The decrease in gross profit as a percent of sales of 0.7% for the year ended December 31, 2009 compared to the same period in 2008 is attributable to an increase in third-party shipping cost (2.0%) and raw material costs (0.8%) offset in part by labor efficiencies achieved due to the increased volume and a greater use of imported cut and sew kits (1.9%). During the year ended December 31, 2009 management estimates that it utilized third-party carriers for approximately 70% of its customer shipments compared to approximately 50% during 2008. Historically, American Furniture has charged third-party shipping costs to cost of sales and in-house shipping costs to selling expense. (See below for offsetting variance in in-house shipping costs).
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009 increased approximately $0.2 million over the corresponding period in 2008. This increase is largely a product of the business interruption insurance proceeds recorded during 2008 totaling approximately $3.1 million (none was recorded in selling, general and administrative expense in 2009), increases in sales commissions and insurance expense totaling $0.8 million in 2009 offset by a reduction in in-house shipping costs totaling $3.7 million in 2009.
Income from operations
Income from operations increased approximately $1.4 million for the year ended December 31, 2009 over the corresponding period in 2008, primarily due to the increase in net sales, and other factors as described above.
Fiscal Year Ended December 31, 2008 Compared to Pro-forma Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 were $130.9 million compared to $156.6 million for the same period in 2007, a decrease of $25.7 million or 16.4%. Stationary product sales decreased approximately $19.0 million for the year ended December 31, 2008 compared to the same period in 2007. Motion and Recliner product sales decreased approximately $5.8 million, while Table and Occasional sales decreased $0.3 million for the year ended December 31, 2008 compared to the same period in 2007. These decreases in sales are due principally to the fire that destroyed the finished goods warehouse and a large part of the manufacturing facility in February 2008. Management believes that the softer economy in 2008 is also responsible, although to a lesser extent, for the decrease in sales volume.
Cost of sales
Cost of sales decreased approximately $16.2 million for the year ended December 31, 2008 compared to the same period of 2007 and is due principally to the corresponding decrease in sales. Gross profit as a percent of sales was 20.2% for the year ended December 31, 2008 compared to 22.9% in the corresponding period in 2007. This decrease in margin is attributable to raw material price increases in 2008, particularly foam and steel, and to a lesser extent labor inefficiencies incurred in the manufacturing recovery process due to multiple temporary production facilities being utilized for much of the year and associated overtime costs incurred, resulting from the fire in February 2008. As of November 7, 2008, we have rebuilt our primary production facility destroyed in the fire, and as such do not expect to incur additional labor inefficiency costs in the future

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008 decreased approximately $2.8 million over the corresponding period in 2007. This decrease is primarily due to the business interruption insurance proceeds recorded during the period of approximately $3.1 million. Also contributing to the decrease was a reduction of $0.5 million in commissions paid and $0.4 million in insurance expense during the period due to significant reduction in net sales caused by the fire. These decreases were offset in part by increases in fuel costs of $0.5 million and increases in property taxes and legal costs of $0.7 million during the year ended December 31, 2008 compared to 2007.
Income from operations
Income from operations decreased approximately $6.7 million for the year ended December 31, 2008 over the corresponding period in 2007, primarily due to the decrease in net sales, related gross profit margins and other factors as described above.
Anodyne
Overview
Anodyne, with operations headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. The Anodyne group of companies provides its customers with the opportunity to source all therapeutic surface technologies from a single fully integrated supplier.
Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the Anodyne portfolio of products to one of three end markets: (i) acute care, (ii) long term care and (iii) home healthcare . The level of sophistication largely varies for each product, as some patients require simple foam surfaces (“non-powered”) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered”). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are Food and Drug Administration (“FDA”) compliant. We purchased a controlling interest in Anodyne from CGI on July 31, 2006.
Results of Operations
The table below summarizes the results of operations for Anodyne for the fiscal years ending December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net sales	$54,075	$54,199	$44,189
Cost of sales	37,982	40,683	33,073

Gross profit	16,093	13,516	11,116
Selling, general and administrative expenses	6,947	7,455	6,502
Management fees	263	350	350
Amortization of intangibles	1,483	1,483	1,328

Income from operations	$7,400	$4,228	$2,936

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were approximately $54.1 million compared to approximately $54.2 million for the same period in 2008, a decrease of $0.1 million. Sales of non-powered products (including patient positioning devices) totaled $42.6 million during the year ended December 31, 2009 representing an increase of $6.8 million compared to the same period in 2008. Non-powered product sales attributable to new product offerings were $1.4 million in the year ended December 31, 2009. The remaining increase in sales of non-powered products in 2009 is principally attributable to sales of a modified 2008 product release to a key existing customer’s new national account. Non-powered sales represented approximately 78.7% of net sales in 2009 compared to 66.1% in 2008. Sales of powered products totaled $11.4 million during the year ended December 31, 2009, a $6.9 million decrease when compared to the same period in 2008. The significant decrease in powered sales in 2009 reflects substantial cutbacks in healthcare institutional spending experienced during the period, particularly in the higher priced, more capital intensive products such as our powered product offerings. We believe that these purchasing levels have stabilized and current indications suggest a potential for modest increases in powered product sales in 2010 compared to 2009. Powered sales represented approximately 21.3% of net sales in 2009 compared to 33.9% in 2008.
Cost of sales
Cost of sales decreased approximately $2.7 million for the year ended December 31, 2009 compared to the same period in 2008. Gross profit as a percentage of sales was 29.8% for the year ended December 31, 2009 compared to 24.9% in the corresponding period in 2008. The decrease in cost of sales together with the significant increase in gross profit as a percentage of sales of 4.9% in 2009 is principally due to (i) lower raw material costs (3.7%) (ii) labor and material manufacturing efficiencies realized in 2009 (4.2%), particularly as it related to a portion of new product sales in 2008 and (ii) other reductions in manufacturing overhead offset in part by an unfavorable sales mix in 2009 (3.0%), as powered products carry a higher margin than non-powered.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009 decreased approximately $0.5 million compared to the same period in 2008. This decrease is principally due to a reduction in costs attributable to Hollywood Capital, a former management group that was comprised of the previous CEO and CFO. The Hollywood Capital management services agreement was terminated in October 2008.
Income from operations
Income from operations increased approximately $3.2 million to $7.4 million for the year ended December 31, 2009 compared to the same period in 2008, principally as a result of the significant increase in gross profit margins, the reduction in overhead cost and other factors described above.
Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 were approximately $54.2 million compared to approximately $44.2 million for the same period in 2007, an increase of $10.0 million or 22.7%. Sales reflecting new product introductions to new customers, year over year growth to existing customers and price increases totaled approximately $9.0 million. Sales associated with PrimaTech, which was purchased in June 2007, accounted for $1.0 million of this increase. During the fourth quarter of 2008, the general economic slowdown in the United States showed significant signs of contraction in health care capital budgets.
Cost of sales
Cost of sales increased approximately $7.6 million for the year ended December 31, 2008 compared to the same period in 2007 and is principally due to the corresponding increases in sales, raw material costs and manufacturing infrastructure costs. Gross profit as a percent of sales decreased slightly to approximately 24.9% for the year ended December 31, 2008 compared to 25.2% in the same period of 2007. This decrease is due to increases in manufacturing infrastructure costs, raw materials and the timing between cost increases and sales price increases. Raw materials, particularly polyurethane foam and fabric generally represent approximately 50% of cost of sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008 increased approximately $1.0 million compared to the same period in 2007. This increase is largely the result of increased costs associated with the acquisition of PrimaTech totaling $0.4 million and $0.7 million of increased costs related to administrative staff and associated costs necessary to support the increase in sales, and new product development. These increases were offset in part by a reduction in costs totaling $0.1 million, attributable to Hollywood Capital, a former management group that was comprised of the former CEO and CFO. The Hollywood Capital management services agreement was terminated in October 2008. We expect annual savings of approximately $0.7 million going forward as a result of terminating the Hollywood Capital arrangement.
Amortization expense
Amortization expense increased approximately $0.2 million in the year ended December 31, 2008 compared to the corresponding period in 2007, due principally to the full year impact of amortization in fiscal 2008 in connection with the intangible assets realized as part of the add-on acquisition of PrimaTech in June 2007.
Income from operations
Income from operations increased approximately $1.3 million to $4.2 million for the year ended December 31, 2008 compared to the same period in 2007, principally as a result of the significant increase in net sales offset in part by higher infrastructure costs necessary to support the increase in sales volume and other factors described above.
Fox
Overview
Fox, headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include; snowmobiles, motorcycles, all-terrain vehicles ATVs, and other off-road vehicles.
Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes across its suspension products. As a result, Fox’s suspension components are incorporated by OEM customers on their high-performance models at the top of their product lines in the mountain bike and power sports sector. OEMs capitalize on the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.
Fox sells to more than 200 OEM and 7,600 Aftermarket customers across its market segments. In each of the years 2009, 2008 and 2007, approximately 76%, 76% and 75% of net sales were to OEM customers. The remaining net sales were to Aftermarket customers. Sales of suspension components to the mountain bike sector represent a significant majority of both OE and Aftermarket sales in each of the years ended December 31, 2009, 2008 and 2007.
Results of Operations
The table below summarizes the results of operations for Fox for the fiscal years ending December 31, 2009, 2008 and the pro-forma results of operations for the year ended December 31, 2007. We purchased a controlling interest in Fox on January 4, 2008. The following operating results are reported as if we acquired Fox on January 1, 2007.

	Year Ended December 31,
	2009	2008	2007
			(Pro-forma)
	(in thousands)
Net sales	$121,519	$131,734	$105,726
Cost of sales (a)	87,038	95,844	81,765

Gross profit	34,481	35,890	23,961
Selling, general and administrative expenses (b)	18,231	19,182	15,818
Management fees (c )	375	500	500
Amortization of intangibles (d)	5,217	5,501	5,233

Income from operations	$10,658	$10,707	$2,410

Prior period results of operations of Fox for the year ended December 31, 2007 include the following pro-forma adjustments:

(a)	An increase in cost of sales totaling $0.3 million, reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(b)	An increase in selling, general and administrative expense totaling $0.1 million reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(c)	An increase in management fees totaling $0.5 million reflecting quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(d)	An increase in amortization of intangible assets totaling $5.2 million reflecting amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 decreased $10.2 million, or 7.8%, versus the corresponding period in 2008. OEM sales declined $7.8 million to $92.5 million for the year ended December 31, 2009 compared to $100.3 million for the same period in 2008. The decrease in net sales is attributable to a decrease in sales in the mountain biking sector totaling $12.7 million, offset in part by increases in sales to the powered vehicles sector totaling approximately $4.9 million. The decrease in sales in the mountain biking sector during the year ended December 31, 2009 is due to the impact of the global economic recession experienced in 2009 which created excess capacity in the industry, particularly in the first half of the year. The increase in sales to the powered vehicle sector during 2009 is the result of sales of new suspension components to Ford Motor Company for use in its F-150 Raptor Off-road pickup and increases in sales of suspension components to the ATV market. Aftermarket sales declined $2.4 million to $29.0 million for the year ended December 31, 2009 compared to $31.4 million in the same period in 2008. This decrease is largely attributable to decreases in net sales in the mountain bike sector due to the negative impact of the global recession.
International OEM and After market sales were $84.0 million in 2009 compared to $92.5 million in 2008 a decrease of $8.5 million or 9.2%. This decrease is due to the global economic recession experienced in 2009 resulting in a temporary oversupply issue in the industry.
Cost of sales
Cost of sales for the year ended December 31, 2009 decreased approximately $8.8 million, or 9.2%, compared to the corresponding period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of sales increased to 28.4% at December 31, 2009 from 27.2% at December 31, 2008, largely due to reduced overhead costs, lower freight costs as supply chain improvements reduced the necessity to air ship product, lower product warranty costs as high quality products continue to reduce these costs, and lower material and component costs in 2009 all as compared to 2008.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009 decreased approximately $1.0 million over the corresponding period in 2008. This decrease is the result of decreases in 2009 in (i) marketing costs ($0.5 million), (ii) a decline in bad debt expense ($0.25 million), and decreases in other administrative costs compared to 2008.
Income from operations
Income from operations for the year ended December 31, 2009 decreased less than $0.1 million compared to the corresponding period in 2008, based principally on the decline in net sales, offset by the cost savings described above.
Fiscal Year Ended December 31, 2008 Compared to Pro-forma Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 increased $26.0 million, or 24.6%, over the corresponding period in 2007. Sales growth was driven largely by OEM sales in mountain biking and power sports which totaled approximately $100.3 million for the year ended December 31, 2008 compared to $79.0 million in the same period of 2007. This represents an increase of $21.3 million, or 27.0%. Aftermarket sales totaled approximately $31.4 million in 2008 compared to $26.7 million in 2007, an increase of $4.7 million, or 17.6%. These OEM and Aftermarket sales increases are principally the result of well received new model year products, particularly in mountain biking. International OEM and After market sales were $92.5 million in 2008 compared to $70.5 million in 2007 an increase of $22.0 million or 31.2%. In addition, there was a temporary plant shutdown in fiscal 2007 which also contributed, although to a much lesser extent, to the increase in 2008 sales compared to 2007.

Cost of sales
Cost of sales for the year ended December 31, 2008 increased approximately $14.1 million, or 17.2%, over the corresponding period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales increased to 27.2% at December 31, 2008 from 22.7% at December 31, 2007, largely due to improved manufacturing efficiencies associated with the overall increase in sales and lower freight costs as supply chain improvements reduced the necessity to air ship product, offset in part by increased raw material costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008 increased $3.4 million over the corresponding period in 2007. This increase is the result of increases in administrative, engineering, sales and marketing costs to drive and support the significant sales growth. Marketing costs increased $1.6 million and research and development costs increased $0.6 million in 2008 compared to 2007.
Income from operations
Income from operations for the year ended December 31, 2008 increased approximately $8.3 million over the corresponding period in 2007 based principally on the significant increase in sales and related gross profit and other factors, described above.
HALO
Overview
Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for approximately 38,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 95% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.
HALO acquired Goldman Promotions, a promotional products distributor, in April 2008, the promotional products distributor division of Eskco, Inc., in November 2008 and the promotional products distributor AdNov in March 2009.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the results of operations for HALO for the fiscal year ending December 31, 2009 and 2008 and the pro-forma results of operations for the year ended December 31, 2007. We purchased a controlling interest in HALO on February 28, 2007. The following operating results are reported as if we acquired HALO on January 1, 2007.

	Year Ended December 31,
	2009	2008	2007
			(Pro-forma)
	(in thousands)
Net sales	$139,317	$159,797	$144,342
Cost of sales	84,883	98,845	88,939

Gross profit	54,434	60,952	55,403
Selling, general and administrative expenses (a)	48,714	52,806	47,069
Management fees (b)	375	500	500
Amortization of intangibles (c)	2,498	2,357	2,110

Income from operations	$2,847	$5,289	$5,724

Prior period results of operations of HALO for the year ended December 31, 2007 includes the following pro-forma adjustments:

(a)	An increase in selling, general and administrative expense totaling $0.3 million reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of HALO in February 2007.

(b)	An increase in management fees totaling $0.1 million, reflecting additional quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(c)	An increase in amortization of intangible assets totaling $0.3 million reflecting additional amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of HALO in February 2007.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were $139.3 million, compared to $159.8 million for the same period in 2008, a decrease of $20.5 million or 12.8%. Sales increases attributable to accounts acquired in 2008 and 2009 accounted for approximately $9.4 million of increased sales in 2009, offset by a decrease in sales to existing customers totaling approximately $29.9 million in 2009 compared to 2008. This decrease in sales to existing customers is attributable to decreases in sales order volume as customers of all sizes have cut back on merchandising expenditures in response to the economic recession which began in the latter half of 2008 and continued through 2009. In 2009 and 2008, Halo’s top ten customers represented 11.8% and 14.9% of gross sales, respectively.
Cost of sales
Cost of sales for the year ended December 31, 2009 decreased approximately $14.0 million compared to the same period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.1% and 38.1% of net sales in each of the years ended December 31, 2009 and 2008, respectively. The increase in gross profit as a percent of sales is due to (i) a favorable sales mix in 2009 compared to 2008, (ii) efficiencies realized in shipping and increased supplier rebates during 2009, and (iii) the procurement of more favorable pricing from calendar suppliers.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009, decreased approximately $4.1 million compared to the same period in 2008. This decrease is largely the result of decreases in the year ended December 31, 2009 compared to the same period in 2008 for sales commission expense and salaries and wages attributable to the decline in net sales and cost cutting measures ($4.3 million) and other overhead costs ($0.6 million), offset in part by increases in 2009 for health insurance costs ($0.5 million) and bad debt expense ($0.3 million).
Amortization expense
Amortization expense for the year ended December 31, 2009 increased approximately $0.1 million compared to the same period in 2008. This increase is principally due to the amortization expense of intangible assets recognized in connection with a March 2009 acquisition.
Income from operations
Income from operations decreased approximately $2.4 million for the year ended December 31, 2009 compared to the same period in 2008 due principally to the decrease in net sales to existing customers offset in part by lower selling, general and administrative costs, as described above.
Fiscal Year Ended December 31, 2008 Compared to Pro-forma Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 were $159.8 million, compared to $144.3 million for the same period in 2007, an increase of $15.5 million or 10.7%. Sales increases to accounts from acquisitions made in 2008 and 2007 accounted for approximately $22.8 million of increased sales offset by a decrease in sales to existing customers totaling approximately $7.3 million. This decrease in sales to existing customers is attributable to decreases in sales order volume as customers have cut back on merchandising expenditures in response to the economic slowdown and worsening global economic conditions. We expect that current unfavorable economic conditions will continue and may result in lower volume orders from existing customers in 2009 as advertising budgets are continuing to be pared in response to the current economic climate.

Cost of sales
Cost of sales for the year ended December 31, 2008 increased approximately $9.9 million compared to the same period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.1% and 38.4% of net sales in each of the years ended December 31, 2008 and 2007, respectively. The slight decrease in gross profit as a percent of sales is due to unfavorable product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008, increased approximately $5.7 million compared to the same period in 2007. This increase is largely the result of increased direct commission expense attributable to the increase in net sales, totaling approximately $2.5 million, increased administrative and personnel costs incurred as a result of the increase in the number of independent sales representatives in 2007, totaling $2.5 million, and one-time integration costs of our 2008 acquisitions, totaling approximately $0.9 million. In response to the severe economic slowdown, HALO plans to reduce overhead costs in 2009 and curtail discretionary spending by approximately $2.0 million in order to more appropriately align its cost structure with anticipated reductions in net sales.
Amortization expense
Amortization expense for the year ended December 31, 2008 increased approximately $0.2 million compared to the same period in 2007. This increase is principally due to the amortization expense of intangible assets recognized in connection with the two acquisitions in 2008.
Income from operations
Income from operations decreased approximately $0.4 million for the year ended December 31, 2008 compared to the same period in 2007 due principally to the decrease in sales to existing customers and the increase in integration costs and other administrative costs associated with the acquisitions made in 2008, offset in part by the increase in gross profit contributions from sales associated with the acquisitions.
Staffmark
Overview
Staffmark a provider of temporary staffing services in the United States, provides a wide range of human resource services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-hire placement services. Staffmark serves over 6,400 corporate and small business clients and during an average week places over 34,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
Staffmark’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. Staffmark typically enters new markets through acquisition. In keeping with these strategies, on January 21, 2008, CBS Personnel Holdings, Inc. acquired Staffmark Investment LLC and its subsidiaries. The acquisition essentially doubled the revenues of Staffmark. This acquisition gave CBS Personnel a presence in Arkansas, Tennessee, Colorado, Oklahoma, and Arizona, while significantly increasing its presence in California, Texas, the Carolinas, New York and the New England area. While no specific acquisitions are currently contemplated at this time, Staffmark continues to view acquisitions as an attractive means to enter new geographic markets.
Fiscal 2008 and 2009 were extremely challenging years for the temporary staffing industry. The already-weak economic conditions and employment trends in the U.S., present during the first half of fiscal 2008 continued to worsen as the year progressed and continued through the first three quarters of 2009 before showing signs of improvement during the fourth quarter of 2009.
According to a U.S. Bureau of Labor Statistics report dated January 2010, since the recession began in December of 2007; 7.6 million jobs have been lost. From October 2009 through December 2009, job losses averaged 69,000 per month, compared with losses averaging 645,000 per month from November 2008 to April 2009 and 307,000 per month from May 2009 through September 2009. Temporary help services employment has risen by 166,000 since reaching a low point in July 2009, and in December 2009 added 47,000 jobs.
Results of Operations
The table below summarizes the income from operations for Staffmark for the year ended December 31, 2009 and pro-forma results of operations for each of the fiscal years ended December 31, 2008 and 2007. We purchased a controlling interest in CBS Personnel Holdings, Inc. on May 16, 2006. The following operating results were prepared as if Staffmark was acquired on January 1, 2007.

	Years Ended December 31,
	2009	2008	2007
		Pro-forma	Pro-forma
	(in thousands)
Service revenues	$745,340	$1,037,418	$1,153,144
Cost of services	632,800	859,026	951,272

Gross profit	112,540	178,392	201,872
Staffing, selling, general and administrative expenses	112,358	155,453	163,193
Management fees (a)	931	1,761	1,930
Amortization of intangibles (b)	4,854	5,082	5,155
Impairment expense	50,000	—	—

Income (loss) from operations	$(55,603)	$16,096	$31,594

Combined results of operations of CBS Personnel and Staffmark for the years ended December 31, 2008 and 2007 include the following pro-forma adjustments:

(a)	An increase in management fees totaling $0.9 million in 2007 reflecting quarterly fees that would have been due to our Manager in connection with our Management Services Agreement based on the incremental Staffmark LLC net revenues

(b)	An increase in amortization of intangible assets totaling $0.3 million and $4.0 million in 2008 and 2007, respectively, reflecting increased amortization expense as a result of, and derived from, the purchase price allocation in connection with CBS Personnel’s acquisition of Staffmark LLC in January 2008.
Fiscal Year Ended December 31, 2009 compared to Pro-forma Fiscal Year Ended December 31, 2008
Service revenues
Revenues for the year ended December 31, 2009 decreased approximately $292.1 million, or 28.2%, compared to the same period in 2008. The reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the downturn in the economy. Approximately $7.5 million of the decrease is related to reduced revenues for permanent staffing services as clients were affected by weaker economic conditions. In the fourth quarter of 2009 and to date in 2010 we have witnessed modest temporary staffing job creation which may signal a strengthening global ecconomy, although significant uncertainty remains. Permanent staffing revenues have historically lagged rebounds in temporary staffing revenues.
Cost of services
Cost of services for the year ended December 31, 2009 decreased approximately $226.2 million compared to the same period in 2008. This decrease is principally the direct result of the decrease in service revenues. Gross margin was approximately 15.1% and 17.2% of revenues for the years ended December 31, 2009 and December 31, 2008, respectively. The decrease in margins is primarily the result of (i) reduced permanent staffing services, which carries a significantly higher profit margin, (ii) downward pricing pressure experienced from our temporary staffing services clients, and (iii) increases in workers’ compensation and unemployment insurance costs. The significant reduction in permanent staffing services is responsible for approximately 1.0% of the 2.1% margin decrease.
Staffing, selling, general and administrative expenses
Staffing, selling, general and administrative expenses for the year ended December 31, 2009 decreased approximately $43.1 million compared to the same period in 2008. Management has taken measures to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact that the current weak economic environment has had on our top-line revenues. We incurred approximately $2.0 million in one-time cost for non-recurring expenses related to the integration of the Staffmark and CBS Personnel and one-time non-recurring restructuring costs associated with the reduction in overhead costs during the year ended December 31, 2009. For the year ended December 31, 2008 costs associated with the Staffmark integration totaled approximately $7.4 million.
Management fees
Management fees are based on a formula of gross revenues. The decrease in management fees in 2009 compared to 2008 is principally the result of the significant decrease in revenues in 2009 compared to 2008.

Impairment expense
Based on the results of our annual goodwill impairment test performed as of March 31, 2009, an indication of goodwill impairment existed. Based on the results of the second step of the goodwill impairment test, we calculated that the carrying amount of goodwill exceeded its fair value by approximately $50.0 million. Therefore, we recorded a $50.0 million pretax goodwill impairment charge during the year ended December 31, 2009. The carrying amount of goodwill exceeded the fair value due to the recent and projected significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed macroeconomic conditions and downward employment trends. We do not expect to incur any additional impairment charges at this reporting unit during 2010.
Income (loss) from operations
The weakened economy significantly affected our operating results in fiscal 2009. For the year ended December 31, 2009, income from operations decreased approximately $71.7 million to a loss of approximately $55.6 million compared to the same period in 2008 principally as a result of the impairment charge and the significant decline in revenues.
Pro-forma Fiscal Year Ended December 31, 2008 compared to Pro-forma Fiscal Year Ended December 31, 2007
Service revenues
Revenues for the year ended December 31, 2008 decreased approximately $115.7 million, or 10.0%, compared to the same period in 2007. The reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the downturn in the economy. Approximately $3.2 million of the decrease is related to reduced revenues for permanent staffing services as clients were affected by weaker economic conditions.
Cost of services
Cost of services for the year ended December 31, 2008 decreased approximately $92.2 million compared to the same period in 2007. This decrease is principally the direct result of the decrease in service revenues. Gross margin was approximately 17.2% and 17.5% of revenues for the years ended December 31, 2008 and December 31, 2007, respectively. The decrease in margins is primarily the result of reduced permanent staffing services, which carries a higher profit margin.
Staffing, selling, general and administrative expenses
Staffing, selling, general and administrative expenses for the year ended December 31, 2008 decreased approximately $7.7 million compared to the same period in 2007. Comparative year over year staffing, selling, general and administrative costs decreased approximately $15.1 million principally due to achievement of synergies from the Staffmark acquisition and cost reduction efforts in response to the economic downturn. This decrease was offset by approximately $7.4 million in one-time integration costs associated with the integration of the Staffmark operations during 2008. We have taken measures beginning in the fourth quarter of 2008 to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact of the current economic environment. This cost reduction program continued through fiscal 2009. These cost savings wiere offset in part by additional Staffmark integration and one-time costs of approximately $1.3 million in 2009
Management fees
Management fees are based on a formula of net revenues. The decrease in management fees in 2008 compared to 2007 is a direct result of the decrease in revenues in 2008 compared to 2007. The decrease was offset by an additional $0.5 million paid to a separate manager of Staffmark, unrelated to CGM.
Income from operations
The weakened economy significantly affected our operating results in fiscal 2008. For the year ended December 31, 2008, income from operations decreased approximately $15.5 million to approximately $16.1 million compared to the same period in 2007. Based on the impact that the current economic deterioration has had and will continue to have on the employment markets and temporary staffing industry, and other factors described above, we expect income from operations to decline significantly in 2009.

Liquidity and Capital Resources
At December 31, 2009, on a consolidated basis, cash flows provided by operating activities totaled approximately $20.2 million, which reflects the results of operations of all six of our businesses for the year ended December 31, 2009. Consolidated net loss in 2009 totaling $39.6 million coupled with $13.7 million in negative cash flow attributable to working capital was more than offset by non-cash charges included in the consolidated net loss for the year. Cash flows provided by operations in 2008 totaled approximately $40.5 million. The $20.3 million decrease in operating cash flow is attributable to a decline in net sales and operating profits at our businesses due principally to the depressed economic environment experienced during the year.
Cash flows used in investing activities totaled approximately $5.0 million for the year ended December 31, 2009, which reflects approximately $3.6 million in capital expenditures and $1.4 million in add-on acquisition costs at Advanced Circuits and Halo. We expect to use considerably more cash in investing activities in 2010 for planned acquisitions and greater capital expenditures at each of our businesses.
Cash flows used in financing activities totaled approximately $81.2 million for the year ended December 31, 2009, principally reflecting: (i) distributions paid to shareholders during the year totaling approximately $46.3 million; (ii) scheduled amortization of our Term Loan Facility of $2.0 million; and (iii) repayment of our Term Loan Facility of $75.0 million together with $2.5 million in cancellation fees paid for terminating that portion of an interest rate swap connected to the Term Loan Facility repaid. These cash outflows were offset in part by net proceeds from our June 2009 stock offering totaling $42.1 million and net proceeds received from non-controlling shareholders totaling $2.5 million during 2009.
At December 31, 2009 we had approximately $31.5 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term U.S. government securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.
At December 31, 2009 we had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — $48.0 million;

•	American Furniture — $70.4 million;

•	Anodyne — $16.1 million;

•	Staffmark — $83.7 million;

•	Fox — $40.5 million; and

•	HALO — $44.8 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. At December 31, 2009, all of our businesses were in compliance with their financial covenants with us.
In May 2009 we amended the Staffmark inter-company credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of unsecured debt for common stock in Staffmark. A noncontrolling shareholder participated in this exchange. As a result of this transaction we currently own 76.2% of the outstanding common stock of Staffmark on a primary basis and 69.4% on a fully diluted basis.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A liability of approximately $12.1 million is reflected in our consolidated balance sheet, which represents our estimated liability for potential obligation to CGM at December 31, 2009.
On June 9, 2009, we completed a secondary offering of 5,100,000 Trust shares at an offering price of $8.85 per share. Our net proceeds after deducting underwriter’s discount and offering costs, totaled approximately $42.1 million.

We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months.
On December 7, 2007 we amended our existing $250 million credit facility with a group of lenders led by Madison Capital, LLC. The current Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $76.0 million. The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013.
The Revolving Credit Facility allows for loans at either base rate the London Interbank Offer Rate, or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. At December 31, 2009 we had $0.5 million in borrowings outstanding under our Revolving Credit Facility and $136.8 million available.
The Term Loan Facility bears interest at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bear interest at a fluctuating rate per annum equal to the LIBOR, for the relevant period plus a margin of 4.0%. At December 31, 2009 we had $76.0 million in borrowings outstanding under our Term Loan Facility.
The following table reflects required and actual financial ratios as of December 31, 2009 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.09:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	4.25:1.0
Total Debt to Consolidated EBITDA	less than or equal to 3.5:1.0	1.65:1.0
On January 22, 2008 we entered into a three-year interest rate swap agreement with our bank lenders, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap is intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Loan Facility to a fixed rate basis for a period of three years. On February 18, 2009, we terminated $70.0 million of our outstanding interest rate swap in connection with the repayment of $75.0 million of our Term Loan Facility. Termination fees totaled $2.5 million, which represented the fair value of the terminated portion of the swap as of February 18, 2009.
Our Term Loan Facility received a B1 rating from Moody’s Investors Service (“Moody’s”), and a BB- rating from Standard and Poor’s Rating Services and our Revolving Credit Facility received a Ba1 rating from Moody’s, reflective of our strong cash flow relative to debt, and industry diversification of our businesses.
We intend to use the availability under our Revolving Credit Facility to pursue acquisitions of additional platform and add-on businesses in 2010 and beyond, to the extent permitted under our Credit Agreement, and to provide for working capital needs.
We completed our annual goodwill impairment testing as of March 31, 2009. At each of our reporting units, the units’ fair value exceeded carrying value with the exception of Staffmark. The carrying amount of Staffmark exceeded its fair value due primarily to the significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to macroeconomic conditions and downward employment trends experienced in 2008 and 2009. As a result, we performed the second step of the goodwill impairment test in order to determine the amount of impairment loss. The second step of the goodwill impairment test involved comparing the implied fair value of Staffmark’s goodwill with the carrying value of that goodwill. This comparison resulted in a goodwill impairment charge of $50.0 million, which was recorded in impairment expense on the consolidated statement of operations.

At March 31, 2009, our last annual impairment test date, the fair value of two of our reporting units, not including Staffmark, exceeded the carrying value of the reporting unit by less than ten percent. The goodwill allocated to each of these reporting units at December 31, 2009 is as follows:

Reporting Unit	Goodwill allocated
American Furniture	$41.4 million
Halo	$39.1 million
We perform our annual impairment test on March 31 of each fiscal year. Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods. Due to the minimal amount that these reporting units’ fair value exceeded their carrying value at March 31, 2009 it is possible that on March 31, 2010, our next annual impairment test date, if conditions change adversely from what we currently expect we could experience a goodwill impairment charge.

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. Because other entities do not necessarily calculate CAD the same way we do, our presentation of CAD may not be comparable to similarly titled measures provided by other entities. We believe that our historic and future CAD, together with our cash balances and access to cash via our debt facilities, will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2009	2008
Net income attributable to Holdings	$(39,645)	$81,787
Adjustment to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	32,996	35,021
Supplemental put (reversal) expense	(1,329)	6,382
Noncontrolling shareholders’ notes and other	1,555	3,376
Deferred taxes	(24,964)	(8,911)
Gain (loss) on sales of businesses	—	(73,363)
Amortization of debt issuance cost	1,776	1,969
Loss on Term Facility payment	3,652	—
Impairment charges	59,800	—
Other	107	381
Changes in operating assets and liabilities	(13,735)	(6,093)

Net cash provided by operating activities	20,213	40,549
Plus:
Unused fee on Revolving Credit Facility (1)	3,454	3,139
Staffmark integration and restructuring	4,076	8,826
Changes in operating assets and liabilities	13,735	6,093
Less:
Interest income due from minority shareholders at Advanced Circuits (2)	1,047	—
Less:
Maintenance capital expenditures (3)
Advanced Circuits	251	983
Aeroglide	—	210
American Furniture	501	1,438
Anodyne	513	1,425
Fox	741	1,601
Staffmark	901	1,589
HALO	496	795
Silvue	—	—

Estimated cash flow available for distribution (CAD)	$37,028	$50,566

Distribution paid April	$(10,718)	$(10,246)
Distribution paid July	(12,452)	(10,246)
Distribution paid October	(12,453)	(10,718)
Distribution paid January	(12,452)	(10,718)

Total distributions	$(48,075)	$(41,928)

(1)	Represents the commitment fee on the unused portion of our Revolving Credit Facility.

(2)	Represents interest income on loans to Advanced Circuit’s management (see related parties).

(3)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $3.5 million of growth capital expenditures for the year ended December 31, 2008.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain taxes and other payments associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December
Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into the following related party transactions with our Manager, CGM:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees
Management Services Agreement
We entered into a management services agreement (“Management Services Agreement”) with CGM effective May 16, 2006. The Management Services Agreement provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Management Services Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2009, 2008 and 2007, we incurred $12.8 million, $14.7 million and $10.1 million, respectively, in management fees to CGM.
Staffmark paid management fees of approximately $0.3 million and $0.7million for the years ended December 31, 2009 and 2008, respectively to a separate manager of Staffmark, unrelated to CGM.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the Management Services Agreement, CGM is the owner of 100% of the Allocation Interests in us. CGM paid $0.1 million for these Allocation Interests and has the right to cause us to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. Certain events include, but are not limited to, the dispositions of subsidiaries. In connection with the dispositions of Silvue and Aeroglide in 2008 we paid CGM a profit allocation of $14.9 million. In connection with the disposition of Crosman in 2006, we paid CGM a profit allocation of $7.9 million. No profit allocations were paid to CGM in 2009.
Supplemental Put Agreement
Concurrent with the IPO, we and CGM entered into a Supplemental Put Agreement, which may require us to acquire the Allocation Interests, described above, upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in us at a price based on a percentage of the increase in fair value in our businesses over our basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the years ended December 31, 2008 and 2007, we recognized approximately $6.4 million and $7.4 million in expense related to the Supplemental Put Agreement. For the year ended December 31, 2009 we reversed approximately $1.3 million in expenses related to this agreement.
Cost Reimbursement and Fees
We reimbursed our Manager, CGM, approximately $2.6 million, $2.6 million and $01.8 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2009, 2008 and 2007, respectively.
CGM acted as an advisor for each of the 2008 acquisitions (Fox and Staffmark) for which it received transaction service and expense payments in an aggregate amount of approximately $2.0 million. CGM acted as an advisor for each of the 2007 acquisitions (Aeroglide, HALO and American Furniture) for which it received transaction service and expense payments in an aggregate amount of approximately $2.1 million. No advisor fees were paid to CGM in 2009.

We have entered into the following significant related party transactions with our businesses:
Anodyne
On August 8, 2008 we exchanged a note due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from Mark Bidner, the former CEO of Anodyne in exchange for shares of stock of Anodyne held by the CEO. In addition, Mr. Bidner was granted an option to purchase approximately 10% of the outstanding shares of Anodyne, at a strike price exceeding the exchange price, from us in the future for which Mr. Bidner exchanged Anodyne stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.
On August 5, 2008 we exchanged $1.5 million in term debt due from Anodyne for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Anodyne.
Advanced Circuits
In connection with the acquisition of Advanced Circuits by CGI in September 2005, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $3.4 million for the purchase of 136,364 shares of Advanced Circuit’s common stock. On January 1, 2006, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $4.8 million for the purchase of an additional 193,366 shares of Advanced Circuit’s common stock. The notes bared interest at 6% and interest is added to the notes. The notes were due in September 2010 and December 2010 and are subject to mandatory prepayment provisions if certain conditions are met.
In connection with the issuance of the notes as described above, Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The measurement date for determination of any potential loan forgiveness is based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. During each of the fiscal years 2008, 2007 and 2006, ACI accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense
On January 12, 2010 the promissory notes and loan forgiveness arrangements referred to above were amended as follows: (i) $5.8 million of the outstanding loans and interest were forgiven with the remaining balance, $4.7 million repaid in Class A common stock valued at $47.50 per share, (ii) 0.1million stock options were granted at an exercise price of $89.27 per share. The options are outstanding for ten years and vested at the grant date. The effect of this amendment was reflected as of December 31, 2009.
On October 10, 2007, we entered into an amendment to our inter-company loan agreement (the “Amendment”) with ACI dated as of May 16, 2006, between us and ACI (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $47.0 million and to permit the proceeds thereof to fund cash distributions totaling $47.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including us, (ii) extend the maturity dates of the loans under the Loan Agreement, and (iii) modify certain financial covenants of ACI under the Loan Agreement. Our share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. All other material terms and conditions of the Loan Agreement were unchanged.
American Furniture
AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2009 and 2008 totaled approximately $19.4 and $18.4 million, respectively. From August 31, 2007 (acquisition date) to December 31, 2007, purchases from Independent totaled approximately $8.4 million.
Fox
Fox leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder, Chief Engineering Officer and noncontrolling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million and $1.0 million for each of the years ended December 31, 2009 and 2008, respectively.
Staffmark
In April 2009, we amended the Staffmark intercompany credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of debt for Staffmark common stock. As a result of this transaction, the Company’s ownership percentage of the outstanding stock of Staffmark increased. In addition, as a result of the exchange the Company received cash from a noncontrolling shareholder and recorded an increase to noncontrolling interest of $4.9 million.
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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2009 (in thousands).

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$103,800	$10,348	$20,487	$72,965	$—
Capital lease obligations	765	261	412	92	—
Operating lease obligations (b)	58,083	12,120	14,480	8,667	22,816
Purchase obligations (c)	144,414	84,440	32,972	27,002	—
Supplemental put obligation (d)	12,082	—	—	—	—

	$319,144	$107,169	$68,351	$108,726	$22,816

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(c)	Reflects non-cancelable commitments as of December 31, 2009, including: (i) shareholder distributions of $49.8 million, (ii) management fees of $13.5 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our Management Services Agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $38.9 million at December 31, 2009, is included in our consolidated balance sheet as a component of workers’ compensation liability.
Critical Accounting Estimates
The following discussion relates to critical accounting policies for the Company, the Trust and each of our businesses.
The preparation of our financial statements in conformity with GAAP will require management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting estimates are discussed below. These critical accounting estimates are reviewed by our independent auditors and the audit committee of our board of directors.
Supplemental Put Agreement
In connection with our Management Services Agreement, we entered into a supplemental put agreement with our Manager pursuant to which our Manager has the right to cause the Company to purchase the Allocation Interests then owned by our Manager upon termination of the management services agreement for a price to be determined in accordance with the supplemental put agreement. We adjust the supplemental put agreement to its fair value quarterly by recording any change in value through the income statement. The fair value of the supplemental put agreement is largely related to the value of the profit allocation that our Manager, as holder of Allocation Interests, will receive. The valuation of the supplemental put agreement requires the use of complex models, which require highly sensitive assumptions and estimates. Annually, we confer with outside experts as to the reasonableness of our assumptions and estimates. The impact of over-estimating or under-estimating the value of the supplemental put agreement could have a material effect on operating results. In addition, the value of the supplemental put agreement is subject to the volatility of our operations which may result in significant fluctuation in the value assigned to this supplemental put agreement.
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Provisions for customer returns and other allowances based on historical experience are recognized at the time the related sale is recognized.
Staffmark recognizes revenue for temporary staffing services at the time services are provided by Staffmark employees and reports revenue based on gross billings to customers. Revenue from Staffmark employee leasing services is recorded at the time services are provided. Such revenue is reported on a net basis (gross billings to clients less worksite employee salaries, wages and payroll-related taxes). We believe that net revenue accounting for leasing services more closely depicts the transactions with its leasing customers and is consistent with guidelines outlined in authoritative guidance. The effect of using this method of accounting is to report lower revenue than would be otherwise reported.
Business Combinations
The acquisitions of our businesses are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, to be recorded as identifiable intangibles or goodwill. The fair values are determined by our management team, taking into consideration information supplied by the management of the acquired entities and other relevant information. Such information typically includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews at least annually and more frequently in certain circumstances.
The goodwill impairment test is a two-step process, which requires management to make judgments in determining certain assumptions used in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecast and a market approach which compares peer data and multiples. We then compare those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material adverse effects in relationships with significant customers.
The “implied fair value” of reporting units is determined by management and generally is based upon future cash flow projections for the reporting unit, discounted to present value and market comparison to comparable peer companies. We use outside valuation experts to assist us in determining and evaluating the fair value of our reporting units.
We completed our annual goodwill impairment testing as of March 31, 2009. At each of our reporting units, the units’ fair value exceeded carrying value with the exception of Staffmark. The carrying amount of Staffmark exceeded its fair value due primarily to the significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to macroeconomic conditions and downward employment trends experienced in 2008 and 2009. As a result, we performed the second step of the goodwill impairment test in order to determine the amount of impairment loss. The second step of the goodwill impairment test involved comparing the implied fair value of Staffmark’s goodwill with the carrying value of that goodwill. This comparison resulted in a goodwill impairment charge of $50.0 million, which was recorded in impairment expense on the consolidated statement of operations.
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark in February 2009. The fair value of the CBS Personnel trade name was determined by applying the relief from royalty technique to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by $9.8 million. Therefore, an impairment charge of $9.8 million is recorded in impairment expense on the consolidated statement of operations for the year ended December 31, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name is being amortized over 2.75 years. (See footnote I to our Consolidated Financial Statements).
Long-lived intangible assets subject to amortization, including customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of intangible assets subject to amortization whenever indications of impairment are present.
The determination of fair values and estimated useful lives requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to our reporting units and intangible assets. The impact could result in either higher or lower amortization and/or the incurrence of an impairment charge
Allowance for Doubtful Accounts
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
Workers’ Compensation Liability
Staffmark is an employer with both self-insurance and large deductible plans for its worker’s compensation exposure. Staffmark establishes reserves based upon its experience and expectations as to its ultimate liability for those claims using developmental factors based upon historical claim experience. Staffmark continually evaluates the potential for change in loss estimates with the support of qualified actuaries. As of December 31, 2009, Staffmark had approximately $61.0 million in workers’ compensation liability related to claims, reserves and settlements. The ultimate settlement of this liability could differ materially from the assumptions used to calculate this liability, which could have a material adverse effect on future operating results.
Deferred Tax Assets
Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2009 which in total amount to approximately $22.7 million. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note M — “Income taxes in the Notes to Consolidated Financial Statements”)
Recent Accounting Pronouncements
Refer to footnote B to our consolidated financial statements.

ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2009, we were exposed to interest rate risk primarily through borrowings under our Credit Agreement because borrowings under this agreement are subject to variable interest rates. We had outstanding $76.0 million under the Term Loan Facility and $0.5 million outstanding under the Revolving Credit Facility portions of our Credit Agreement at December 31, 2009. We fixed $70.0 million of the Term Loan Facility borrowings with a “floating-to-fixed” interest rate swap with a bank. This swap effectively fixes the interest rate on the last $70.0 million of our Term Debt at 7.35% through 2010. Our exposure to fluctuation in variable interest on the remaining $6.0 million in Term Debt and $0.5 million in Revolving Debt is not deemed to be material to our financial condition or results of operations.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions.
Exchange Rate Sensitivity
At December 31, 2009, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2009 consists principally of (i) treasury and Government backed securities money market funds, (ii)insured prime money market funds, (iii) FDIC insured Certificates of Deposit, (iv) Commercial Paper and, cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     NONE

ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting is contained on page F- 2 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Information with respect to Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is contained on page F- 3 of this Annual Report on Form 10-K and is incorporated herein by reference.
(d) Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION
     None

PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Shareholders.
The audit committee operates under a written charter, which reflects NASDAQ listing standards and Sarbanes-Oxley Act requirements regarding audit committees. A copy of the charter is incorporated herein by reference to Exhibit A to the Proxy Statement for our 2010 Annual Meeting of Shareholders and is available on the company’s website at www.compassdiversifiedholdings.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this charter by posting such information on our web site at the address and location specified above.
ITEM 11. — EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Shareholders.
ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Shareholders.
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2010 Annual Meeting of Shareholders.
ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Shareholders

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

2.	Financial Statement schedule

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

3.	Exhibits

See “Index to Exhibits”. Set forth on page E-1.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2
Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5
Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6
Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7
Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2
Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3
Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4
Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5
Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.6
Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006 (incorporated by reference to Exhibit 10.1 of the 8-K filed on November 22, 2006)

10.7
First Amendment to Credit Agreement, entered into as of December 19, 2006, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K filed on March 14, 2008)

10.8
Increase Notice, Consent and Second Amendment to Credit Agreement, effective as of May 23, 2007, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 29, 2007)

10.9
Third Amendment to Credit Agreement as of December 7, 2007, among Madison Capital Funding LLC, as Agent for the Lenders, the Existing Lenders and New Lenders and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 11, 2007)

10.10	Increase Notice and Fourth Amendment to Credit Agreement, entered into as of January 30, 2008, among Compass

Exhibit Number	Description
Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K on March 14, 2008)

10.11*
Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 15, 2009 and originally effective as of May 16, 2006

10.12
Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.13
Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1
Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3
Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4
Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5
Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of the Company and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
Date: March 9, 2010	By:	/s/ I. Joseph Massoud
I. Joseph Massoud
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I. Joseph Massoud I. Joseph Massoud	Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2010

/s/ James J. Bottiglieri James J. Bottiglieri	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 9, 2010

/s/ C. Sean Day C. Sean Day	Director	March 9, 2010

/s/ D. Eugene Ewing D. Eugene Ewing	Director	March 9, 2010

/s/ Harold S. Edwards Harold S. Edwards	Director	March 9, 2010

/s/ Mark H. Lazarus Mark H. Lazarus	Director	March 9, 2010

/s/ Gordon Burns Gordon Burns	Director	March 9, 2010

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS LLC
Date: March 9, 2010	By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Compass Diversified Holdings
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Numbers
Historical Financial Statements:

Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9

Supplemental Financial Data:

The following supplementary financial data of the registrant and its subsidiaries required to be included in Item 15(a) (2) of Form 10-K are listed below:

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Compass Diversified Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Compass’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP). Compass’ internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the company that could have a material effect on the consolidated financial statements.
Internal control over financial reporting includes the entity level environment, controls activities, monitoring and internal auditing practices and actions taken by management to correct deficiencies as identified.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Compass’ internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that Compass maintained effective internal control over financial reporting as of December 31, 2009.
The effectiveness of our internal control over financial reporting has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their report which appears on page F-3.
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors of Compass Diversified Holdings
We have audited Compass Diversified Holdings (formerly Compass Diversified Trust) (a Delaware Trust) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Compass Diversified Holdings and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Compass Diversified Holdings and subsidiaries’ internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Compass Diversified Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Diversified Holdings and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
New York, New York
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors of Compass Diversified Holdings
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Diversified Holdings and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2010 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
New York, New York
March 9, 2010

Compass Diversified Holdings
Consolidated Balance Sheets

	December 31,
(in thousands)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$31,495	$97,473
Accounts receivable, less allowances of $5,409 at December 31, 2009 and $4,824 at December 31, 2008	165,550	164,035
Inventories	51,727	50,909
Prepaid expenses and other current assets	26,255	22,784

Total current assets	275,027	335,201
Property, plant and equipment, net	25,502	30,763
Goodwill	288,028	339,095
Intangible assets, net	216,365	249,489
Deferred debt issuance costs, less accumulated amortization of $5,093 at December 31, 2009 and $3,317 at December 31, 2008	5,326	8,251
Other non-current assets	20,764	21,537

Total assets	$831,012	$984,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,089	$48,699
Accrued expenses	54,306	57,109
Due to related party	3,300	604
Current portion, long-term debt	2,500	2,000
Current portion of workers’ compensation liability	22,126	26,916
Other current liabilities	2,566	4,042

Total current liabilities	129,887	139,370
Supplemental put obligation	12,082	13,411
Deferred income taxes	60,397	86,138
Long-term debt	74,000	151,000
Workers’ compensation liability	38,913	40,852
Other non-current liabilities	7,667	9,687

Total liabilities	322,946	440,458

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 36,625 shares issued and outstanding at December 31, 2009 and 31,525 shares issued and outstanding at December 31, 2008	485,790	443,705
Accumulated other comprehensive loss	(2,001)	(5,242)
Accumulated earnings (deficit)	(46,628)	25,984

Total stockholders’ equity attributable to Holdings	437,161	464,447
Noncontrolling interest	70,905	79,431

Total stockholders’ equity	508,066	543,878

Total liabilities and stockholders’ equity	$831,012	$984,336

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2009	2008	2007
Net sales	$503,400	$532,127	$271,911
Service revenues	745,340	1,006,346	569,880

Total revenues	1,248,740	1,538,473	841,791
Cost of sales	344,191	363,675	171,665
Cost of services	632,800	832,531	464,343

Gross profit	271,749	342,267	205,783

Operating expenses:
Staffing expense	74,279	102,438	56,207
Selling, general and administrative expense	145,948	165,768	94,426
Supplemental put expense (reversal)	(1,329)	6,382	7,400
Management fees	13,100	15,205	10,120
Amortization expense	24,609	24,605	12,679
Impairment expense	59,800	—	—

Operating income (loss)	(44,658)	27,869	24,951

Other income (expense):
Interest income	1,178	1,377	2,520
Interest expense	(11,736)	(17,828)	(6,994)
Amortization of debt issuance costs	(1,776)	(1,969)	(1,232)
Loss on debt extinguishment	(3,652)	—	—
Other income (expense), net	(282)	894	(26)

Income (loss) from continuing operations before income taxes	(60,926)	10,343	19,219
Provision (benefit) for income taxes	(21,281)	6,526	9,168

Income (loss) from continuing operations	(39,645)	3,817	10,051
Income from discontinued operations, net of income tax	—	4,607	5,480
Gain on sale of discontinued operations, net of income tax	—	73,363	35,834

Net income (loss)	(39,645)	81,787	51,365
Net income (loss) attributable to noncontrolling interest	(13,375)	3,493	10,997

Net income (loss) attributable to Holdings	$(26,270)	$78,294	$40,368

Amounts attributable to Holdings:
Income (loss) from continuing operations	$(26,270)	$324	$(946)
Income from discontinued operations, net of income tax	—	4,607	5,480
Gain on sale of discontinued operations, net of income tax	—	73,363	35,834

Net income (loss) attributable to Holdings	$(26,270)	$78,294	$40,368

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.76)	$0.01	$(0.04)
Discontinued operations	—	2.47	1.50

Basic and fully diluted income (loss) per share attributable to Holdings	$(0.76)	$2.48	$1.46

Weighted average number of shares of trust stock outstanding — basic and fully diluted	34,403	31,525	27,629

Cash distributions declared per share	$1.36	$1.33	$1.25

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Stockholders’ Equity

					Total
				Accumulated	Stockholders’
			Accumulated	Other	Equity	Non-	Total
	Number of		Earnings	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Loss	to Holdings	Interest	Equity
Balance — January 1, 2007	20,450	$274,961	$(19,250)	$—	$255,711	$17,734	$273,445
Net income	—	—	40,368	—	40,368	10,997	51,365

Comprehensive income	—	—	40,368	—	40,368	10,997	51,365
Issuance of Trust shares, net of offering costs	11,075	168,744	—	—	168,744	—	168,744
Distribution to noncontrolling interest (See Note N)	—	—	—	—	—	(13,987)	(13,987)
Issuance of stock by noncontrolling interest	—	—	—	—	—	7,270	7,270
Option activity attributable to noncontrolling interest	—	—	—	—	—	728	728
Redemption of noncontrolling interest	—	—	—	—	—	(875)	(875)
Distributions paid	—	—	(31,973)	—	(31,973)	—	(31,973)

Balance — December 31, 2007	31,525	443,705	(10,855)	—	432,850	21,867	454,717
Net income	—	—	78,294	—	78,294	3,493	81,787
Other comprehensive loss — cash flow hedge loss	—	—	—	(5,242)	(5,242)	—	(5,242)

Comprehensive income (loss)	—	—	78,294	(5,242)	73,052	3,493	76,545
Transfer from noncontrolling interest (See Note N)	—	—	—	—	—	(3,900)	(3,900)
Issuance of stock by noncontrolling interest:

Staffmark acquisition (See Note C)	—	—	—	—	—	47,899	47,899
Fox acquisition (See Note C)	—	—	—	—	—	7,725	7,725
Option activity attributable to noncontrolling interest	—	—	—	—	—	2,347	2,347
Distributions paid	—	—	(41,455)	—	(41,455)	—	(41,455)

Balance — December 31, 2008	31,525	443,705	25,984	(5,242)	464,447	79,431	543,878
Net loss	—	—	(26,270)	—	(26,270)	(13,375)	(39,645)
Other comprehensive income — cash flow hedge gain	—	—	—	724	724	—	724
Other comprehensive income — cash flow hedge reclassification to earnings	—	—	—	2,517	2,517	—	2,517

Comprehensive income (loss)	—	—	(26,270)	3,241	(23,029)	(13,375)	(36,404)
Issuance of Trust shares, net of offering costs	5,100	42,085	—	—	42,085	—	42,085
Option activity attributable to noncontrolling interest	—	—	—	—	—	2,303	2,303
Contribution of noncontrolling interest related to

Staffmark recapitalization (see Note N)	—	—	—	—	—	5,497	5,497
Contribution from noncontrolling interest holders	—	—	—	—	—	49	49
Redemption of noncontrolling interest holders	—	—	—	—	—	(3,000)	(3,000)
Distributions paid	—	—	(46,342)	—	(46,342)	—	(46,342)

Balance — December 31, 2009	36,625	$485,790	$(46,628)	$(2,001)	$437,161	$70,905	$508,066

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss) attributable to Holdings	$(39,645)	$81,787	$51,365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on sales of dispositions	—	(73,363)	(35,834)
Depreciation expense	8,387	9,276	5,010
Amortization expense	24,609	25,745	19,097
Impairment expense	59,800	—	—
Amortization of debt issuance costs	1,776	1,969	1,224
Loss on debt extinguishment	3,652	—	—
Supplemental put expense (reversal)	(1,329)	6,382	7,400
Noncontrolling interests related to discontinued operations	—	549	943
Noncontrolling stockholder charges and other	1,555	2,827	1,080
Deferred taxes	(24,964)	(8,911)	(1,295)
Other	107	381	86
Changes in operating assets and liabilities, net of acquisition:
(Increase)/decrease in accounts receivable	143	29,970	(13,233)
(Increase)/decrease in inventories	(557)	102	(5,772)
(Increase)/decrease in prepaid expenses and other current assets	(4,442)	(3,874)	2,003
Increase/(decrease) in accounts payable and accrued expenses	(8,879)	(17,344)	17,578
Payment of supplemental put obligation	—	(14,947)	(7,880)

Net cash provided by operating activities	20,213	40,549	41,772

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,435)	(167,546)	(225,112)
Purchases of property and equipment	(3,585)	(11,576)	(8,698)
Proceeds from dispositions	—	154,156	119,652
Other investing activities	38	173	—

Net cash used in investing activities	(4,982)	(24,793)	(114,158)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	42,085	—	168,744
Borrowings under Credit Agreement	3,000	90,000	311,977
Repayments under Credit Agreement	(79,500)	(87,532)	(246,800)
Distributions paid	(46,342)	(41,455)	(31,973)
Distributions paid Advanced Circuits	—	—	(13,987)
Swap termination fee	(2,517)	—	—
Net proceeds provided by noncontrolling interest	2,546	2,251	—
Debt issuance costs	—	(552)	(5,776)
Other	(481)	(273)	2,697

Net cash (used in) provided by financing activities	(81,209)	(37,561)	184,882

Foreign currency adjustment	—	(80)	(144)

Net increase/(decrease) in cash and cash equivalents	(65,978)	(21,885)	112,352
Cash and cash equivalents — beginning of period	97,473	119,358	7,006

Cash and cash equivalents — end of period	$31,495	$97,473	$119,358

Cash related to discontinued operations	$—	$—	$3,858

Supplemental non-cash financing and investing activity:
— Issuance of CBS Personnel’s common stock valued at $47.9 million during 2008 in connection with the acquisition of Staffmark LLC. See Note C.
— Acquisition of $7.0 million of Anodyne common stock during 2008 in connection with the extinguishment of a promissory note due the Company by an employee of Anodyne. See Note R.
— Capital leases totaling $0.9 million were entered into during 2008.
See notes to consolidated financial statements.

Compass Diversified Holdings
Notes to Consolidated Financial Statements
December 31, 2009
Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), was the sole owner of 100% of the interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005), which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”) (see Note R — Related Parties).
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. Compass Group Diversified Holdings, LLC, a Delaware limited liability company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
Note B — Summary of Significant Accounting Policies
Accounting principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Basis of presentation
The results of operations for the years ended December 31, 2009, 2008 and 2007 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Principles of consolidation
The consolidated financial statements include the accounts of the Trust and the Company, as well as the businesses acquired as of their respective acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation. Discontinued operating entities are reflected as discontinued operations in the Company’s results of operations and statements of financial position.
The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the purchase method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, recorded as goodwill.
Discontinued operations
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide Corporation (“Aeroglide”), for a total enterprise value of $95.0 million. As a result, the results of operations of Aeroglide for the periods from its acquisition on February 28, 2007 through December 31, 2007, and from January 1, 2008 through the date of sale on June 24, 2008, are reported as discontinued operations in accordance with authoritative guidance.
On June 25, 2008, the Company sold its majority owned subsidiary, Silvue Technologies Group, Inc. (“Silvue”), for a total enterprise value of $95.0 million. As a result, the results of operations of Silvue for the periods from January 1, 2007 through December 31, 2007 and from January 1, 2008 through the date of sale on June 25, 2008, are reported as discontinued operations in accordance with authoritative guidance.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that in 2010 actual conditions could be worse than anticipated when we developed our estimates and assumptions, which could materially affect our results of operations and financial position. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities. Actual results could differ from those estimates.
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $76.0 million at December 31, 2009 had a fair value of approximately $71.9 million. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
Revenue recognition
In accordance with authoritative guidance on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sellers price to the buyer is fixed and determinable, and collection is reasonably assured. Shipping and handling costs are charged to operations when incurred and are classified as a component of cost of sales.
Advanced Circuits
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point but for sales of certain custom products, revenue is recognized upon completion and customer acceptance.
American Furniture
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point.
Anodyne
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point.
Fox
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point.
HALO
Revenue is recognized when an arrangement exists, the promotional or premium products have been shipped, fees are fixed and determinable, and the collection of the resulting receivables is probable. Over 90% of HALO’s sales are drop-shipped and recorded FOB shipping point.
Staffmark
Revenue from temporary staffing services is recognized at the time services are provided by the Company employees and is reported based on gross billings to customers. Revenue from employee leasing services is recorded at the time services are provided and is reported on a net basis (gross billings to clients less worksite employee salaries and payroll-related taxes). Revenue is recognized for permanent placement services at the employee start date.
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Allowance for doubtful accounts
The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their estimated net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company’s estimate also includes analyzing existing economic conditions. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible.

Inventories
Inventories consist of manufactured goods and purchased goods acquired for resale. Inventories are stated at the lower of cost or market, determined on the first-in, first-out method. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.
Property, plant and equipment
Property, plant and equipment is recorded at cost. The cost of major additions or betterments is capitalized, while maintenance and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred.
Depreciation is provided principally on the straight-line method over estimated useful lives. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.
The useful lives are as follows:

Machinery,equipment and software	2 to 10 yeras
Office furniture and equpiment	2 to 7 years
Leasedhold improvements	Shorter of useful life or lease term
Property, plant and equipment and other long-lived assets, that have useful lives, are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated present value of the expected future cash flows from using the asset.
Goodwill and intangible assets
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized until their useful life is determined to no longer be indefinite. Goodwill and indefinite lived intangible assets are tested for impairment at least annually, unless circumstances otherwise dictate, by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using a discounted cash flow methodology and a comparable company analysis and includes management’s assumptions on revenue, growth rates, operating margins, appropriate discount rates and expected capital expenditures. Impairments, if any, are charged directly to earnings. Intangible assets with a useful life include customer relations, technology and licensing agreements that are subject to amortization, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable.
During fiscal year 2009, the Company changed the date of its annual goodwill impairment testing from April 30 to March 31 in order to move the impairment testing to a fiscal quarter ending date when data necessary to perform the annual testing is more readily available and more robust. The Company believes that the resulting change in accounting principle related to the annual testing date did not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively. Please refer to Note I for the results of the Company’s 2009 annual impairment testing.
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument.
Workers’ compensation liability
Workers’ compensation liability represents estimated costs of self insurance associated with workers’ compensation at the Company’s Staffmark operating segment. The reserves for workers’ compensation are based upon actuarial assumptions of individual case estimates and incurred but not reported (“IBNR”) losses. At December 31, 2009 and
2008, the current portion of these reserves is included as a component of current portion of workers’ compensation liability and the non-current portion is included as a component of workers’ compensation liability on the consolidated balance sheets.
Warranties
The Company’s Fox and Anodyne operating segments estimate the exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.

Supplemental put
Distinct from its role as Manager of the Company, CGM is also the owner of 100% of the Allocation Interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the year ended December 31, 2009 the Company reversed $1.3 million of expense related to the Supplemental Put Agreement. For the years ended December 31, 2008 and 2007, the Company recognized approximately $6.4 million and $7.4 million, respectively, in expense related to the Supplemental Put Agreement. Upon the sale of any of the majority owned subsidiaries, the Company will be obligated to pay CGM the amount of the supplemental put liability allocated to the sold subsidiary.
Derivatives and hedging
The Company utilizes an interest rate swap (derivative) to manage risks related to interest rates on the last $70.0 million of its Term Loan Facility (“swap”). The Company has elected hedge accounting treatment to account for its swap and has designated the swap as a cash flow hedge and as a result unrealized changes in fair value of the hedge are reflected in comprehensive income (loss).
On February 18, 2009, the Company terminated a portion of its swap early in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.5 million from accumulated other comprehensive loss into earnings. Refer to Note L for additional information.
Noncontrolling interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income that is owned by noncontrolling shareholders.
In January 2009, the Company adopted authoritative guidance relating to its accounting for noncontrolling shareholders. The authoritative guidance requires reporting entities to present noncontrolling interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of the authoritative guidance resulted in the presentation of noncontrolling interest as a component of equity on the Consolidated Balance Sheets and income attributable to noncontrolling interest on the Consolidated Statements of Operations.
Income taxes
Deferred income taxes are calculated under the liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be more likely than not realized.
Earnings per share
Basic and fully diluted income (loss) per share attributable to Holdings is computed on a weighted average basis.
The weighted average number of Trust shares outstanding for fiscal 2007 was computed based on 20,450,000 shares outstanding for the period from January 1, 2007 through December 31, 2007 and 9,875,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from May 8, 2007 through December 31, 2007, and 1,200,000 shares outstanding issued in connection with the over-allotment for the period from May 20, 2007 through December 31, 2007. The weighted average number of Trust shares outstanding for fiscal 2008 was computed based on 31,525,000 shares outstanding for the entire fiscal year. The weighted average number of Trust shares outstanding for fiscal 2009 was computed based on 31,525,000 shares outstanding for the period from January 1, 2009 through December 31, 2009 and 5,100,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from June 9, 2009 through December 31, 2009.
The Company did not have any option plan or other potentially dilutive securities outstanding during the years ended December 31, 2009, 2008 and 2007.

Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $3.3 million, $5.5 million and $4.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $3.9 million, $3.5 million and $0.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Employee retirement plans
The Company and many of its operating segments sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its operating segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $0.5 million, $2.1 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM Holdings Corporation (“AFM” or “American Furniture”) are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from Staffmark are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes and other payments associated with payroll paid to our employees. Earnings from HALO Lee Wayne LLC (“HALO”) are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December.
Recent accounting pronouncements
In March 2009, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance on business combinations, specifically, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination as well as for pre-existing contingent consideration assumed as part of the business combination. This guidance is effective for the Company January 1, 2009.
In April 2009, the FASB amended authoritative guidance on disclosures about the fair value of financial instruments, which is effective for the Company June 30, 2009. The amended guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.
In May 2009, the FASB issued authoritative guidance on subsequent events, which is effective for the Company June 30, 2009. This guidance addresses the disclosure of events that occur after the balance sheet date, but before financial statements are filed with the Securities and Exchange Commission. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.
In June 2009, the FASB issued amendments to authoritative guidance on consolidation of variable interest entities, which will be effective for the Company January 1, 2010. The amended guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s Consolidated Financial Statements.
In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”), which is effective for the Company July 1, 2009. The FASB Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the FASB Codification there is a single source of authoritative U.S. GAAP for nongovernmental entities and this has superseded all other previously issued non-SEC accounting and reporting guidance. The adoption of the FASB Codification did not have any impact on the Company’s Consolidated Financial Statements.

In August 2009, the FASB amended authoritative guidance for determining the fair value of liabilities, which was effective October 1, 2009. The amended guidance reiterates that the fair value measurement of a liability (1) should be based on the assumption that the liability was transferred to a market participant on the measurement date and (2) should include the risk of nonperformance. In addition, the guidance establishes a hierarchy for determining the fair value of liabilities. Specifically, an entity must first determine whether a quoted price, from an active market, is available for identical liabilities before utilizing an alternative valuation technique. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.
In September 2009, the Emerging Issues Task Force reached a consensus related to revenue arrangements with multiple deliverables. The consensus will be issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for the Company January 1, 2011. The updated guidance will revise how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone evidence of value. In addition, the revised guidance will require additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s Consolidated Financial Statements.
In December 2009, the FASB amended authoritative guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities. The guidance will be effective beginning January 1, 2010. The guidance eliminates the concept of a qualifying special-purpose entity and changes the criteria for derecognizing financial assets. In addition, the guidance will require additional disclosures related to a company’s continued involvement with financial assets that have been transferred. The adoption of this amended guidance will not have a significant impact on the Company’s Consolidated Financial Statements.
In December 2009, the FASB amended authoritative guidance for consolidating variable interest entities. The guidance will be effective beginning January 1, 2010. Specifically, the guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement, including significant risk exposures as a result of that involvement, and the impact the relationship has on the reporting entity’s financial statements. The adoption of this amended guidance will not have a significant impact on the Company’s Consolidated Financial Statements.
Note C — Acquisition of Businesses
From January 1, 2008 through December 31, 2009, the Company completed two acquisitions as follows:

January 4, 2008	January 21, 2008
FOX	Staffmark LLC(1)

(1)	Staffmark Investment LLC (“Staffmark LLC”) was acquired by the Staffmark operating segment. In February 2009, CBS Personnel rebranded under the Staffmark trade name, as a result the Company renamed its CBS Personnel operating segment to Staffmark.
Allocation of Purchase Price
The acquisition of controlling interests in each of the Company’s businesses has been accounted for under the purchase method of accounting. The purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed. The fair values assigned to the acquired assets were developed from information supplied by management and valuations supplied by independent appraisal experts. The results of operations of each of the Company’s acquisitions are included in the consolidated financial statements from the date of acquisition. In accordance with authoritative guidance, a deferred tax liability aggregating $25.3 million was recorded to reflect the net increase in the financial accounting basis of the assets acquired over their related income tax basis in 2008.

2008 Acquisitions
Fox Factory
On January 4, 2008, Fox Factory Holding Corp., a subsidiary of the Company, entered into an agreement with Fox Factory, Inc. (“Fox”) and Robert C. Fox, Jr., the sole shareholder of Fox, to purchase all of the issued and outstanding capital stock of Fox. The Company made loans to and purchased a controlling interest in Fox for approximately $80.4 million, representing approximately 75.5% of the outstanding common stock on a primary basis and 69.8% on a fully diluted basis. Fox management invested in the transaction alongside CODI resulting in an initial noncontrolling ownership of approximately 24.0%.
Headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors.
In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $31.3 million and intangible assets subject to amortization of $44.2 million were recorded. The intangible assets recorded include $11.7 million of customer relationships with useful lives ranging from 8 to 12 years and $32.5 million of technology with an estimated useful life of 8 years. In addition, intangible assets recorded include the value assigned to trademarks of $13.3 million which is not subject to amortization. The Company does not expect the goodwill will be deductible for tax purposes. Fox’s results of operations are reported as a separate operating segment and are included in the Company’s consolidated results of operations from the date of acquisition.
The Company’s Manager acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.8 million.
Staffmark
On January 21, 2008, the Company’s majority-owned subsidiary, CBS Personnel (now doing business as Staffmark), acquired Staffmark LLC, a privately held personnel services provider. Staffmark LLC is a leading provider of commercial staffing services in the United States. Staffmark LLC provides staffing services in more than 30 states through more than 200 branches and on-site locations. The majority of Staffmark LLC’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark Investment LLC was one of the largest privately held staffing companies in the United States. Under the terms of the purchase agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark LLC for a total purchase price of approximately $128.6 million, exclusive of transaction fees and closing costs of $5.2 million. Staffmark LLC has become a wholly-owned subsidiary of CBS Personnel and Staffmark LLC’s results of operations are included in the Staffmark operating segment from the date of acquisition. In February 2009, CBS Personnel rebranded under the Staffmark trade name, as a result the Company renamed its CBS Personnel operating segment to Staffmark.
The aggregate purchase price consisted of cash and 1,929,089 shares of CBS Personnel common stock, valued at approximately $47.9 million, for a total purchase price of approximately $80 million. The fair value of the CBS Personnel stock issued and transferred to Staffmark LLC as partial consideration in the acquisition was determined based on an analysis of financial and market data of publicly traded companies deemed comparable to CBS Personnel, together with relevant multiples of recent merged, sold or acquired companies comparable to CBS Personnel.
The acquisition agreement pursuant to which CBS Personnel issued cash and 1,929,089 shares of CBS Personnel common stock (the “Staffmark LLC stock”) in exchange for all of the membership units of Staffmark LLC, gave the holders of Staffmark LLC’s membership units a non-transferable right (“put right”), to direct the Company, on or after January 21, 2011, to either: (i) promptly initiate such commercially reasonable actions that would result in a sale of CBS Personnel or (ii) offer to purchase the Staffmark LLC stock at its then fair market value, if such right was not otherwise extinguished pursuant to the terms of the acquisition agreement. The put right is extinguishable at any time if either a public offering of the shares of CBS Personnel or sale of CBS Personnel has occurred.
In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $78.9 million and intangible assets subject to amortization of $50.1 million were recorded. The intangible assets recorded include $24.5 million of customer relationships with an estimated useful life of 12 years, $24.5 million of trademarks with an estimated useful life of 15 years and $1.1 million of licensing agreements with an estimated useful life of 3 years. The Company expects $58.4 million of goodwill will be deductible for tax purposes.

The Company’s ownership percentage of CBS Personnel is 66.4% on a primary basis and 62.4% on a fully diluted basis subsequent to the Staffmark LLC acquisition.
The Company’s Manager acted as an advisor to CBS Personnel in the transaction and received fees and expense payments totaling approximately $1.2 million.
Other acquisitions
In addition to the acquisitions discussed above, the Company’s operating segments, Anodyne and HALO, acquired add-on businesses during 2008 and 2009. In 2008, the Company’s HALO operating segment acquired three add-on businesses for a total purchase price aggregating approximately $10.3 million. Goodwill of $6.8 million was initially recorded in connection with these acquisitions. In addition to goodwill, HALO recorded $2.7 million related to customer relationships with an estimated useful life of 15 years and $0.2 million of non-compete agreements with an estimated useful life of 3 years. In 2009, the HALO operating segment acquired one add-on business for a total purchase price aggregating approximately $1.0 million. Goodwill of $0.4 million was initially recorded in connection with these acquisitions. In addition to goodwill, HALO recorded $0.4 million related to customer relationships with an estimated useful life of 15 years. Also in 2009, the Company’s ACI operating segment acquired one add-on business for approximately $0.4 million. Goodwill of $0.1 million was recorded in connection with this acquisition. In addition to goodwill, ACI recorded $0.3 million related to customer relationships with an estimated useful life of 9 years.
Note D — Discontinued Operations
2007 Disposition
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman Acquisition Corporation (“Crosman”), for a total enterprise value of $143.0 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s noncontrolling holders and the payment of CGM’s profit allocation, was approximately $110.0 million. The Company recognized a gain on the sale of $36.0 million, or $1.77 per share.
2008 Dispositions
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide Corporation (“Aeroglide”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Aeroglide’s noncontrolling holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation; totaled $78.3 million. The Company recognized a gain on the sale of $34.0 million, or $1.08 per share.
On June 25, 2008, the Company sold its majority owned subsidiary, Silvue Technologies Group, Inc. (“Silvue”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Silvue’s noncontrolling holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation; totaled $63.6 million. The Company recognized a gain on the sale of $39.4 million, or $1.25 per share.
Approximately $65 million of the Company’s net proceeds from the 2008 dispositions were used to repay amounts outstanding under the Company’s Revolving Credit Facility. The remainder of the net proceeds was used to repay $70.0 million of the Term Debt Facility in February 2009 and for general corporate purposes.

Summarized operating results for the 2008 dispositions through the dates of the respective sales were as follows (in thousands):

	Aeroglide
	For the Period
	January 1, 2008	For the Year
	through Disposition	Ended December 31, 2007

Net sales	$34,294	$53,591

Operating income	5,041	2,488
Other expense	(11)	(17)
Provision (benefit) for income taxes	1,274	(323)
Noncontrolling interest	239	156

Income from discontinued operations (1)	$3,517	$2,638

(1)	The results above for the period from January 1, 2008 through disposition exclude $1.6 million of intercompany interest expense. The results for the year ended December 31, 2007 exclude $3.3 million of intercompany interest expense.

	Silvue
	For the Period
	January 1, 2008	For the Year
	through Disposition	Ended December 31, 2007

Net sales	$11,465	$22,521

Operating income	2,416	5,536
Other expense	(83)	(61)
Provision for income taxes	933	1,846
Noncontrolling interest	310	787

Income from discontinued operations(1)	$1,090	$2,842

(1)	The results above for the period from January 1, 2008 through disposition exclude $0.6 million of intercompany interest expense. The results for the year ended December 31, 2007 exclude $1.5 million of intercompany interest expense.
Note E — Operating Segment Data
At December 31, 2009, the Company had six reportable operating segments. Each operating segment represents an acquisition (Staffmark LLC is included in the Staffmark operating segment). The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), an electronic components manufacturing company, is a provider of prototype, quick-turn and production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.
•	American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”) is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Anodyne Medical Device, Inc. (“Anodyne”), is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care market Anodyne is headquartered in Coral Springs, Florida and its products are sold primarily in North America.
•	Fox Factory, Inc. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.
•	HALO Branded Solutions, Inc. (“HALO”), operating under the brand names of HALO and Lee Wayne, serves as a one-stop shop for approximately 38,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives. Halo is headquartered in Sterling, Illinois.
•	CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), a human resources outsourcing firm, is a provider of temporary staffing services in the United States. Staffmark serves approximately 6,500 corporate and small business clients. Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark is headquartered in Cincinnati, Ohio.
The tabular information that follows shows data of operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for each operating segment, except Fox, in each of the years presented below. Fox recorded net sales to locations outside the United States, principally Asia, of $84.0 million, $92.5 million and $70.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related amounts and charges not pushed down to the segments and are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2009, 2008 and 2007 is presented below (in thousands):

	Year Ended December 31,
Net sales of operating segments	2009	2008	2007
ACI	$46,518	$55,449	$52,292
American Furniture	141,971	130,949	46,981
Anodyne	54,075	54,199	44,189
Fox	121,519	131,734	—
Halo	139,317	159,797	128,449
Staffmark	745,340	1,006,345	569,880

Total	1,248,740	1,538,473	841,791
Reconciliation of segment revenues to consolidated revenues:

Corporate and other	—	—	—

Total consolidated revenues	$1,248,740	$1,538,473	$841,791

	Year Ended December 31,
Profit of operating segments (1)	2009	2008	2007
ACI	$16,297	$17,665	$17,078
American Furniture	6,487	5,123	2,702
Anodyne	7,400	4,228	2,936
Fox	10,658	10,707	—
Halo	2,847	5,289	7,006
Staffmark(2)	(55,603)	16,768	22,542

Total	(11,914)	59,780	52,264
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:

Interest expense, net	(10,558)	(16,451)	(4,474)
Loss on debt extinguishment	(3,652)	—	—
Other income (expense)	(282)	894	(26)
Corporate and other (3)	(34,520)	(33,880)	(28,545)

Total consolidated income (loss) from continuing operations before income taxes	$(60,926)	$10,343	$19,219

(1)	Segment profit represents operating income (loss).

(2)	Includes $50.0 million of goodwill impairment during the year ended December 31, 2009. See Note I.

(3)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not “pushed down” to the segment. In addition, Corporate and other includes $9.8 million of Staffmark’s intangible asset impairment during the year ended December 31, 2009, not “pushed down” to the segment. See Note I.

	Accounts	Accounts
	Receivable	Receivable
Accounts receivable	December 31, 2009	December 31, 2008
ACI	$2,762	$3,131
American Furniture	12,032	11,149
Anodyne	9,078	6,919
Fox	15,590	10,201
Halo	25,103	29,358
Staffmark	106,394	108,101

Total	170,959	168,859
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	170,959	168,859

Allowance for doubtful accounts	(5,409)	(4,824)

Total consolidated net accounts receivable	$165,550	$164,035

					Depreciation and
					Amortization Expense
			Identifiable	Identifiable	for the Year
	Goodwill	Goodwill	Assets	Assets	Ended December 31,
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009(1)	Dec. 31, 2008(1)	2009	2008	2007

Goodwill and identifiable assets of operating segments
ACI	$50,716	$50,659	$19,252	$20,309	$3,642	$3,741	$3,588
American Furniture	41,435	41,435	63,123	67,752	3,654	3,704	1,160
Anodyne	19,555	19,555	20,584	23,784	2,623	2,740	2,338
Fox	31,372	31,372	73,714	83,246	6,509	6,716	—
Halo	39,060	40,184	43,647	46,291	3,351	3,157	2,280
Staffmark (3)	89,715	139,715	85,230	84,947	7,880	8,214	2,316

Total	271,853	322,920	305,550	326,329	27,659	28,272	11,682
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	71,884	154,877	5,337	4,857	4,806
Identifiable assets of disc. ops.	—	—	—	—	—	—	—
Amortization of debt issuance costs
	—	—	—	—	1,776	1,969	1,232
Goodwill carried at Corporate level (2)	16,175	16,175	—	—	—	—	—

Total	$288,028	$339,095	$377,434	$481,206	$34,772	$35,098	$17,720

(1)	Not including accounts receivable scheduled above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the respective segment. Goodwill is allocated back to the respective segment for purposes of impairment testing.

(3)	Includes $50.0 million of goodwill impairment during the year ended December 31, 2009. See Note I.
Note F — Inventories
Inventory is comprised of the following (in thousands):

	December 31,	December 31,
	2009	2008
Raw materials and supplies	$34,764	$34,405
Finished goods	18,003	17,571
Less: obsolescence reserve	(1,040)	(1,067)

Total	$51,727	$50,909

Note G — Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31,	December 31,
	2009	2008
Machinery, equipment and software	$23,842	$26,024
Office furniture and equipment	8,837	10,501
Leasehold improvements	6,182	6,030

	38,861	42,555
Less: accumulated depreciation	(13,359)	(11,792)

Total	$25,502	$30,763

Depreciation expense was approximately $8.4 million, $8.5 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note H — Commitments and Contingencies
Leases
The Company leases office facilities, computer equipment and software under various operating arrangements. The future minimum rental commitments at December 31, 2009 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2010	$12,120
2011	8,278
2012	6,202
2013	4,627
2014	4,040
Thereafter	22,816

$58,083

The Company’s rent expense for the fiscal years ended December 31, 2009, 2008 and 2007 totaled $14.1 million, $16.5 million and $8.3 million, respectively.
Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that an unfavorable outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note I — Goodwill and Other Intangible Assets
Goodwill impairment
The Company performed its 2009 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2009. This annual impairment test involved a two-step process. The first step of the impairment test involved comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company’s reporting units are the same as its operating segments.
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
Based on the results of the annual impairment tests performed as of March 31, 2009, an indication of impairment existed at the Company’s Staffmark reporting unit. In each of the other reporting units the result of the annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value. Based on the results of the second step of the impairment test, the Company estimated that the carrying value of the Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, the Company recorded a $50.0 million pretax goodwill impairment charge to impairment expense on the Consolidated Statement of Operations during the year ended December 31, 2009. The carrying amount of Staffmark exceeded its fair value due to the recent and projected significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed U.S. macroeconomic conditions resulting in downward employment trends. The results of the annual impairment tests performed as of April 30, 2008, and April 30, 2007 indicated that the fair values of the reporting units exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the year ended December 31, 2008 or December 31, 2007.
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
The goodwill impairment charge did not have any adverse effect on the covenant calculations or compliance under the Company’s Credit Agreement.
A reconciliation of the change in the carrying value of goodwill for the periods ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Beginning balance as of January 1:
Goodwill	$339,095	$218,817
Accumulated impairment losses	—	—

	339,095	218,817

Impairment losses	(50,000)	—
Acquisition of businesses (1)	1,009	117,031
Acquired goodwill in connection with Anodyne CEO promissory note (See Note R)	—	3,191
Adjustment to purchase accounting (2)	(2,076)	56

Total adjustments	(51,067)	120,278

Ending balance as of December 31:
Goodwill	338,028	339,095
Accumulated impairment losses	(50,000)	—

	$288,028	$339,095

(1)	The Company’s HALO and ACI business segments each acquired one add-on acquisition during the year ended December 31, 2009.

(2)	Primarily represents adjustments to purchase accounting related to three acquisitions in 2008 by the HALO operating segment.
Approximately $141.7 million of goodwill is deductible for income tax purposes at December 31, 2009.
Other intangible assets
In connection with the annual goodwill impairment testing, the Company tested other indefinite-lived intangible assets at the Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the phase-out of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark beginning in February 2009. The fair value of the CBS Personnel trade name was determined by applying the income approach to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million was recorded to impairment expense on the Consolidated Statement of Operations for the year ended December 31, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name is being amortized over 2.75 years.

Other intangible assets subject to amortization are comprised of the following at December 31, 2009 and 2008 (in thousands):

			Weighted
	December 31,		Average
	2009	2008	Useful Lives
Customer relationships	$188,773	$187,669	12
Technology	37,959	37,959	8
Trade names, subject to amortization	25,300	24,500	12
Licensing and non-compete agreements	4,451	4,416	3
Distributor relations	1,380	1,380	4

	257,863	255,924
Accumulated amortization customer relationships	(48,677)	(32,287)
Accumulated amortization technology	(11,360)	(6,388)
Accumulated amortization trade names, subject to amortization	(3,383)	(1,531)
Accumulated amortization licensing and non-compete agreements	(3,613)	(2,369)
Accumulated amortization distributor relations	(797)	(630)

Total accumulated amortization	(67,830)	(43,205)
Trade names, not subject to amortization (1)	26,332	36,770

Total	$216,365	$249,489

(1)	As discussed above, the Company’s CBS Personnel trade name was impaired during the year ended December 31, 2009. As a result, the Company recorded an impairment charge of $9.8 million during the year ended December 31, 2009.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2010	$23,580
2011	22,921
2012	22,558
2013	22,438
2014	22,272

$113,769

The Company’s amortization expense of intangible assets for the fiscal years ended December 31, 2009, 2008 and 2007 totaled $24.6 million, $24.6 million and $12.7 million, respectively.
Note J — Fair Value Measurement
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements at December 31, 2009
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$2,001	$—	$2,001	$—
Supplemental put obligation	12,082	—	—	12,082
Stock option of minority shareholder (1)	200	—	—	200

(1)	Represents a former employee’s option to purchase additional common stock in Anodyne. See Note R.

	Fair Value Measurements at December 31, 2008
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$5,242	$—	$5,242	$—
Supplemental put obligation	13,411	—	—	13,411
Stock option of minority shareholder (1)	200	—	200	—

(1)	Represents a former employee’s option to purchase additional common stock in Anodyne. See Note R.
A reconciliation of the change in the carrying value of the Company’s level 3, supplemental put liability for the year ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Balance at January 1	$13,411	$21,976
Supplemental put expense (reversal)	(1,329)	6,382
Payment of supplemental put liability	—	(14,947)

Balance at December 31	$12,082	$13,411

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
The Company’s Manager, CGM is the owner of 100% of the Allocation Interests in the Company. Concurrent with our initial public offering in 2006, CGM and the Company entered into a Supplemental Put Agreement, which requires the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its original basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining the potential liability associated with the Supplemental Put Agreement. The Company uses the following key assumptions in measuring the fair value of the supplemental put: (i) financial and market data of publicly traded companies deemed to be comparable to each of the Company’s businesses and (ii) financial and market data of comparable merged, sold or acquired companies. Any change in the potential liability is accrued currently as an adjustment to earnings. The implementation of fair value guidelines issued by the FASB did not result in any material changes to the models or processes used to value this liability.
During 2009, the inputs utilized in connection with the fair value analysis of the Stock option of a noncontrolling shareholder were no longer available in publicly quoted markets. As a result, the inputs were unobservable and the fair value was moved from the Level 2 column to the Level 3 column of the table above. The following table details the change in the Company’s Level 3 liabilities (in thousands):

Balance at January 1, 2009	$—
Transfer in from Level 2	200

Balance at December 31, 2009	$200

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements at Dec. 31, 2009				Gains/(losses)
	Carrying				Year Ended Dec. 31,
	Value	Level 1	Level 2	Level 3	2009	2008
Assets:
Goodwill (1)	$88,640	$—	$—	$88,640	$(50,000)	$—

(1)	Represents the fair value of goodwill at the Staffmark operating segment, including a $1.1 million reduction in goodwill allocated from the corporate level, subsequent to the goodwill impairment charge recognized during the year ended December 31, 2009. See Note I for further discussion regarding impairment and valuation techniques.

Note K — Debt
On December 7, 2007, the Company entered into its current Credit Agreement with a group of lenders led by Madison Capital, LLC (“Madison”). The Credit Agreement amended provides for a Revolving Credit Facility totaling $340.0 million and a Term Loan Facility with a balance of $76.0 million at December 31, 2009, (collectively “Credit Agreement”). The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. In 2009 the Company repaid $75.0 million in term debt in addition to the quarterly amortization with a portion of the unused proceeds from the sale of two of its operating segments in 2008. The Revolving Credit Facility matures on December 7, 2012. Availability under the Revolving Credit Facility is limited to the lesser of $340 million or the Company’s borrowing base at the time of borrowing. The Company incurred approximately $5.8 million in fees and costs for the arrangement of the Credit Agreement during 2007. These costs were capitalized and are being amortized over the life of the loans. Approximately $1.8 million, $2.0 million and $1.2 million were amortized to debt issuance cost in 2009, 2008 and 2007, respectively, in connection with these capitalized costs.
The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50%, based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. The Company is required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. The Company recorded commitment fees of $3.5 million, $3.1 million and $2.7 million during 2009, 2008 and 2007 respectively, to interest expense.
The Term Loan Facility bears interest at either base rate or the London Interbank Offer Rate (“LIBOR”). Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the relevant period plus a margin of 4.0%.
The Company is subject to certain customary affirmative and restrictive covenants arising under the Credit Agreement. In addition, the Company is required to maintain certain financial ratios under the Revolving Credit Facility. The Company was in compliance with all covenants at December 31, 2009. The following table reflects required and actual financial ratios as of December 31, 2009 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.09:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	4.25:1.0
Total Debt to Consolidated EBITDA	less than or equal to 3.5:1.0	1.65:1.0
A breach of any of these covenants will be an event of default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the Revolving Credit Facility may be terminated, the Term Loan and all outstanding loans and other obligations under the Credit Agreement may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the Credit Agreement, the Collateral Agreement or any other documents delivered in connection therewith. Any such event would materially impair the Company’s ability to conduct its business.
The Credit Agreement allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2009 and 2008 totaled approximately $66.2 million and $61.9 million, respectively. Letter of credit fees recorded to interest expense during the years ended December 31, 2009, 2008 and 2007 aggregated approximately $1.7 million, $1.7 million and $0.6 million, respectively.
The Credit Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses.
On February 18, 2009, the Company reduced its debt and repaid at par, from cash on its balance sheet, $75.0 million of debt under its Term Loan Facility. The Company expensed $1.1 million of capitalized debt issuance costs in connection with the debt repayment. This amount is included in Loss on debt extinguishment in the Consolidated Statement of Operations.
At December 31, 2009, the Company had $0.5 million in revolving credit commitments outstanding and availability of approximately $136.8 million under its Revolving Credit Facility. At December 31, 2009, the Company had $76.0 million in Term Loan Facility (“Term Loans”) outstanding. The Company intends to use the availability under the Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under its Credit Agreement and to provide for working capital needs.
Annual maturities of our Term Loan Facility and Revolving Credit Facility are scheduled as follows:

2010	$2,000
2011	2,000
2012	2,500
2013	70,000
2014	—
Thereafter	—

$76,500

Note L — Derivative Instruments and Hedging Activities
On January 22, 2008, the Company entered into a three-year fixed-for-floating interest rate swap for $140.0 million with its bank lenders in order to reduce the risk of changes in cash flows associated with the variable interest payments on the last $140.0 million of debt outstanding under its Term Loan Facility. The swap effectively fixed the interest rate at 7.35% on the last $140.0 million of the Company’s outstanding Term Loan Facility.. The swap expires in January 2011. The objective of the swap is to hedge the risk of changes in cash flows associated with the future interest payments on variable rate Term Loan Facility debt with a notional amount of $140.0 million. The cash flow from the swap is expected to offset any changes in the interest payments on the last $140.0 million of variable rate Term Debt due to changes in the three-month LIBOR rate. On February 18, 2009, the Company terminated $70.0 million of the swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.5 million from accumulated other comprehensive loss into earnings during the year ended December 31, 2009.
The swap is a hedge of future specified cash flows. As a result, the swap is a derivative and was designated as a hedging instrument at the initiation of the swap. The Company has applied cash flow hedge accounting. At the end of each period, the swap is recorded in the consolidated balance sheet at fair value, in either other assets if it is an asset position, or in accrued liabilities if it is in a liability position. Any related increases or decreases in the fair value are recognized on the Company’s consolidated balance sheet within accumulated other comprehensive income.
The Company assesses the effectiveness of its swap on a quarterly basis. The Company has considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. The Company believes that it is still likely that the counterparty for these swaps will continue to perform throughout the contract period, and as a result continues to deem the swaps as effective hedging instruments. A counterparty default risk is considered in the valuation of the interest rate swaps.
At December 31, 2009, management has assessed and concluded that its cash flow hedge (swap) has no ineffectiveness, as determined by the Change in Variable Cash Flows method due to the following conditions being met: (i) the floating rate leg of the swap and the hedged variable cash flows are based on three-month LIBOR; (ii) the interest rate reset dates of the floating rate leg of the swap and the hedged variable cash flows of the last $70.0 million of variable rate Term Loan Facility debt are the same; (iii) the hedging relationship does not contain any other basis differences; and (iv) the likelihood of the obligor not defaulting is assessed as being probable. If the Company partially or fully extinguishes the floating rate debt payments being hedged or were to terminate the interest swap, a portion or all of the gains or losses that have accumulated in other comprehensive income would be recognized in earnings at that time. Prospective and retrospective assessments of the ineffectiveness of the hedge have been and will be made at the end of each fiscal quarter.
At December 31, 2009, the unrealized loss on the swap, reflected in accumulated other comprehensive income, was approximately $2.0 million.

The following table provides the fair value of the Company’s cash flow hedge as well as its location on the balance sheet as of December 31, 2009 and 2008 (in thousands):

	December 31,	December 31,	Balance Sheet
	2009	2008	Location
Liability
Cash flow hedge current	$1,620	$2,691	Other current liabilities
Cash flow hedge non-current	381	2,551	Other non-current liabilities

Total	$2,001	$5,242

Note M — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.
Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Current taxes
Federal	$1,997	$13,386	$8,422
State	1,686	2,276	1,094

Total current taxes	3,683	15,662	9,516

Deferred taxes:
Federal	(24,519)	(8,379)	(50)
State	(445)	(757)	(298)

Total deferred taxes	(24,964)	(9,136)	(348)

Total tax provision (benefit)	$(21,281)	$6,526	$9,168

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
(in thousands)	2009	2008
Deferred tax assets:
Tax credits	$43	$266
Accounts receivable and allowances	1,631	1,127
Workers’ compensation	14,952	14,716
Accrued expenses	4,340	3,901
Loan forgiveness	111	677
Other	1,649	2,892

Total deferred tax assets	$22,726	$23,579

Deferred tax liabilities:
Intangible assets	$(54,867)	$(81,334)
Property and equipment	(3,636)	(2,516)
Prepaid and other expenses	(1,894)	(2,288)

Total deferred tax liabilities	$(60,397)	$(86,138)

Total net deferred tax liability	$(37,671)	$(62,559)

For the years ending December 31, 2009 and 2008, the Company recognized approximately $60.4 million and $86.1 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of the businesses. For financial accounting purposes the Company recognized a significant increase in the fair values of the intangible assets and property and equipment. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse.
There was no valuation allowance at December 31, 2009 or 2008. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2009, 2008 and 2007 are as follows:

	Years ended December 31,
	2009	2008	2007
United States Federal Statutory Rate	(35.0%)	35.0%	35.0%
State income taxes (net of Federal benefits)	1.3	9.5	2.7
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	4.6	36.5	12.9
Credit utilization	(4.2)	(24.1)	(4.5)
Other	(1.7)	6.2	1.6

Effective income tax rate	(35.0%)	63.1%	47.7%

The Company adopted the authoritative provisions of accounting guidance on uncertainty in income taxes on January 1, 2007. The adoption did not result in a cumulative adjustment to the Company’s accumulated earnings. A reconciliation of the amount of unrecognized tax benefits for 2009 and 2008 are as follows (in thousands):

Balance at January 1, 2007	$—
Additions for 2007 tax positions	15
Additions for prior years’ tax positions	103

Balance at December 31, 2007	118
Additions for prior years’ tax positions	27
Reductions for prior years’ tax positions	(44)

Balance at December 31, 2008	101
Additions for prior years’ tax positions	1,635
Reductions for prior years’ tax positions	(11)

Balance at December 31, 2009	$1,725

Included in the unrecognized tax benefits at December 31, 2009 and 2008 is $1.4 million and $21 thousand, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions, at December 31, 2009 and 2008, there is $127 thousand and $133 thousand accrued, respectively. Such amounts are included in the Provision (benefit) for income taxes in the accompanying consolidated statements of operations. The change in the unrecognized tax benefits during 2009 is primarily due to the uncertainty of the deductibility of amortization and depreciation established as part of initial purchase price allocations in 2008. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on our consolidated results of operations or financial position.
The Company and its operating segments file U.S. federal and state income tax returns in many jurisdictions with varying statutes of limitations. The 2005 through 2009 tax years generally remain subject to examinations by the taxing authorities.
Note N— Noncontrolling interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s percent ownership (on a primary basis), of its majority owned subsidiaries, which the Company refers to as its businesses, or operating segments, and related noncontrolling interest balances as of December 31, 2009 and 2008:

	% Ownership	% Ownership	% Ownership
	December 31, 2009	December 31, 2008	December 31, 2007
ACI	70.2	70.2	70.2
American Furniture	93.9	93.9	93.9
Anodyne	74.4	67.0	43.5
FOX	75.5	75.5	—
HALO	88.7	88.3	88.3
Staffmark	76.2	66.4	96.5

	Noncontrolling Interest	Noncontrolling Interest
	Balances as of	Balances as of
(in thousands)	December 31, 2009	December 31, 2008
ACI	$—	$—
American Furniture	2,110	1,910
Anodyne	8,398	10,146
FOX	10,946	9,290
HALO	3,065	3,060
Staffmark	46,286	54,925
Compass	100	100

	$70,905	$79,431

ACI

On October 10, 2007 as part of ACI’s amendment to its credit agreement with the Company, ACI distributed approximately $47.0 million in cash distributions to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. The Company funded this distribution by making additional borrowings to ACI of $47.0 million.
The noncontrolling interests’ share of the distribution exceeded Advanced Circuit’s cumulative earnings (“excess distribution”) by approximately $10.0 million as of December 31, 2007. As a result, in accordance with accounting guidance, the excess distribution of approximately $10.0 million was charged to noncontrolling interest in the Company’s consolidated income statement, where it is effectively absorbed by the majority interest. This excess distribution will be absorbed in the future against noncontrolling interest income, if any, of Advanced Circuits.
Anodyne

On August 8, 2008, the Company exchanged a Promissory Note (Refer to Note R) due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the CEO of Anodyne in exchange for shares of stock of Anodyne held by the CEO. As a result of this exchange of shares, noncontrolling interest decreased by approximately $3.9 million in 2008.
In September 2009, Anodyne redeemed outstanding shares of Anodyne stock from a noncontrolling interest holder of Anodyne for $3.0 million. This payment is included in net proceeds provided by noncontrolling interest on the Company’s Consolidated Statement of Cash Flows.
Staffmark

During 2009, the Company amended the Staffmark intercompany credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of debt for Staffmark common stock. As a result of this transaction, the Company’s ownership percentage of the outstanding stock of Staffmark increased and the noncontrolling interest in Staffmark decreased. In addition, as a result of the exchange the Company received cash from a noncontrolling shareholder and recorded an increase to noncontrolling interest of $5.5 million. The receipt of the noncontrolling shareholder contribution is included in Net proceeds provided by noncontrolling interest on the Company’s Consolidated Statement of Cash Flows.

Note O— Stockholder’s Equity
Trust Shares

The Trust is authorized to issue 500,000,000 Trust shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times, have the identical number of LLC interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.
On May 16, 2006, the Company completed its initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, the Company also completed the private placement of 5,733,333 shares to Compass Group Investments, Inc. (“CGI”) for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by the Company’s management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO.
In connection with the purchase of Anodyne on July 31, 2006, the Company issued 950,000 shares of the Trust as part of the payment price. The shares were valued at $13.77 per share for a total of $13.1 million.
On May 8, 2007, the Company completed a secondary public offering of 9,200,000 trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, CGI purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds of the secondary offering to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. The Company used a portion of the net proceeds to repay the outstanding balance on its Revolving Credit Facility.
On June 9, 2009, the Company completed a secondary offering of 5,100,000 Trust shares at an offering price of $8.85 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $42.1 million.
Distributions

During the year ended December 31, 2008, the Company paid the following distributions:
•	On January 30, 2008, the Company paid a distribution of $0.325 per share to holders of record as of January 25, 2008;

•	On April 25, 2008, the Company paid a distribution of $0.325 per share to holders of record as of April 22, 2008;

•	On July 29, 2008, the Company paid a distribution of $0.325 per share to holders of record as of July 24, 2008; and

•	On October 31, 2008, the Company paid a distribution of $0.34 per share to holders of record as of October 24, 2008.
During the year ended December 31, 2009, the Company paid the following distributions:
•	On January 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of January 23, 2009.

•	On April 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2009.

•	On July 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of July 24, 2009.

•	On October 29, 2009, the Company paid a distribution of $0.34 per share to holders of record as of October 23, 2009.
On January 28, 2010, the Company paid a distribution of $0.34 per share to holders of record as of January 22, 2010.
In connection with the adoption of FASB’s noncontrolling interest guidelines, on January 1, 2009, the Company reclassified noncontrolling interest to stockholders’ equity. This reclassification was applied prospectively with the exception of presentation and disclosure requirements which were applied retrospectively for all periods presented.

Note P — Unaudited Quarterly Financial Data
The following table presents the unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. The per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

	December 31,	September 30,	June 30,	March 31,
(in thousands)	2009	2009	2009	2009
Total revenues	$362,059	$324,239	$287,528	$274,914
Gross profit	78,910	71,064	64,166	57,609
Operating income	6,461	7,902	2,974	(61,995)
Income (loss) from continuing operations	(1,680)	2,101	627	(27,318)

Net income (loss) attributable to Holdings	$(1,680)	$2,101	$627	$(27,318)

Basic and fully diluted income (loss) per share attributable to Holdings:	$(0.05)	$0.06	$0.02	$(0.87)

	December 31,	September 30,	June 30,	March 31,
(in thousands)	2008	2008	2008	2008
Total revenues	$374,827	$413,601	$398,910	$351,135
Gross profit	88,603	90,995	87,861	74,808
Operating income	8,952	13,362	4,598	957
Income (loss) from continuing operations	797	4,622	(2,271)	(2,824)
Income from discontinued operations, net of income taxes	431	636	74,873	2,030

Net income (loss) attributable to Holdings	$1,228	$5,258	$72,602	$(794)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$0.03	$0.15	$(0.07)	$(0.09)
Discontinued operations	0.01	0.02	2.37	0.06

Basic and fully diluted income (loss) per share attributable to Holdings	$0.04	$0.17	$2.30	$(0.03)

Note Q — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

	December 31,	December 31,
	2009	2008
Summary of accrued expenses:
Accrued payroll and fringes	$23,480	$25,035
Accrued taxes	9,758	9,034
Income taxes payable	3,597	1,762
Accrued interest	1,912	3,512
Other accrued expenses	15,559	17,766

Total	$54,306	$57,109

	December 31,	December 31,
	2009	2008
Warrantly liability:
Beginning balance	$1,577	$1,059
Acrual	1,451	2,050
Warranty payments	(1,499)	(1,532)

Ending balance	$1,529	$1,577

Supplemental Statement of Operations Data:
In connection with fire at the AFM manufacturing facility in February 2008, the Company recorded business interruption proceeds of $1.3 million to offset cost of sales and $3.1 million to offset selling, general and administrative expense during the year ended December 31, 2008. The Company recorded business interruption proceeds totaling approximately $1.5 million to offset cost of sales during the year ended December 31, 2009.
Supplemental Cash Flow Statement Data (in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007
Interest paid	$12,527	$15,754	$6,489
Taxes paid	7,709	15,971	12,136
Note R — Related Party Transactions
The Company has entered into the following related party transactions with its Manager, CGM:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees
Management Services Agreement - The Company entered into a management services agreement (“Management Services Agreement”) with CGM effective May 16, 2006. The Management Services Agreement provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets. The Company amended the Management Services Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders.
For the year ended December 31, 2009, 2008 and 2007, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007
Advanced Circuits	$375	$500	$500
American Furniture	375	500	167
Anodyne	263	350	350
FOX	375	496	—
HALO	375	500	417
Staffmark	389	1,241	1,055
Corporate	10,678	11,144	7,631

	$12,830	$14,731	$10,120

Staffmark paid management fees of approximately $0.3 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively, to a separate manager of Staffmark LLC, unrelated to CGM.

Approximately $3.3 million and $0.6 million of the management fees incurred were unpaid as of December 31, 2009 and 2008, respectively, and included in Due to related party on the consolidated balance sheets.
LLC Agreement — In addition to providing management services to the Company, pursuant to the Management Services Agreement, CGM owns 100% of the Allocation Interests in the Company. CGM paid $0.1 million for these Allocation Interests and has the right to cause the Company to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. Certain events include, but are not limited to, the dispositions of subsidiaries. In connection with the dispositions of Silvue and Aeroglide in 2008 the Company paid CGM a profit allocation of $14.9 million.
Supplemental Put Agreement — Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as an adjustment to earnings. For the year ended December 31, 2009, the Company reversed expense related to the Supplemental Put Agreement of approximately $1.3 million. For the years ended December 31, 2008 and 2007, the Company recognized approximately $6.4 million and $7.4 million in expense related to the Supplemental Put Agreement. The Company paid approximately $14.9 million to CGM during the year ended December 31, 2008 related to the profit allocation for the dispositions of Aeroglide and Silvue.
Cost Reimbursement and Fees

The Company reimbursed its Manager, CGM, approximately $2.7 million, $2.6 million and $1.8 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2009, 2008 and 2007, respectively.
CGM acted as an advisor for each of the 2008 acquisitions (Fox and Staffmark) for which it received transaction service and expense payments of approximately $2.0 million. CGM acted as an advisor for each of the 2007 acquisitions (Aeroglide, HALO and American Furniture) for which it received transaction service and expense payments of approximately $2.1 million.
The Company has entered into the following significant related party transactions with its subsidiaries:
Anodyne

On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note (“Note”) issued by a borrower controlled by Anodyne’s chief executive officer. The Note was secured by shares of Anodyne stock and guaranteed by Anodyne’s chief executive officer. The Note accrued interest at the rate of 13% per annum and was added to the Note’s principal balance. The Note was to mature on August 15, 2008. The Company recorded interest income totaling $0.5 million and $0.8 million in 2008 and 2007, respectively, related to this note.
On August 8, 2008 the Company exchanged the aforementioned Note, due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the CEO of Anodyne in exchange for shares of stock of Anodyne held by the CEO. In addition, the CEO of Anodyne was granted an option to purchase approximately 10% of the outstanding shares of Anodyne, at a strike price exceeding the exchange price, from the Company in the future for which the CEO exchanged Anodyne stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.
On August 5, 2008, the Company exchanged $1.5 million in term debt due from Anodyne for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Anodyne.
Refer to Note N for the impact on noncontrolling interest with respect to these transactions.
Advanced Circuits

In connection with the acquisition of Advanced Circuits by CGI, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $8.2 million for the purchase of shares of Advanced Circuit’s common stock in late 2005 and early 2006. The notes bared interest at 6% and interest was added to the notes. Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The original measurement date for determination of any potential loan forgiveness was based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. Advanced Circuits had been accruing loan forgiveness over the service period measured from the issuance of the notes until the original measurement date of December 31, 2010. However, the Company accelerated the loan forgiveness to January 2010 and as a result, forgave a portion of the loan balance as described below. AS a result Advanced Circuits reversed $0.7 million of loan forgiveness previously accrued in prior years during the year ended December 31, 2009. In addition, the Company recorded the amount of interest due over the original service period of the loan by increasing the loan forgiveness accrual by $1.3 million and by recording $1.1 million of interest income during the year ended December 31, 2009. During each of the fiscal years 2008 and 2007, ACI accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense. Approximately $5.8 million and $5.2 million is reflected as a component of other non-current liabilities in the consolidated balances sheet as of December 31, 2009 and 2008, respectively.
On January 12, 2010 the promissory notes and loan forgiveness arrangements referred to above were amended as follows: (i) $5.8 million of the outstanding loans and interest were forgiven with the remaining balance, $4.7 million repaid in Class A common stock valued at $47.50 per share, (ii) 0.1 million stock options were granted at an exercise price of $89.27 per share. The options are outstanding for ten years and vested at the grant date. The effect of this amendment was reflected as of December 31, 2009.
Refer to Note N for the impact on noncontrolling interest with respect to this transaction.
American Furniture

AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2009 and 2008 totaled approximately $19.4 million and $18.4 million, respectively. From August 31, 2007 (acquisition date) through December 31, 2007, purchases from Independent totaled approximately $8.4 million. The Company had unpaid balances due to Independent of $2.2 million and $2.3 million as of December 31, 2009 and December 31, 2008, respectively.
Fox

The Company leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder, Chief Engineering Officer and noncontrolling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively.
Staffmark

During 2009, the Company amended the Staffmark intercompany credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of debt for Staffmark common stock. As a result of this transaction, the Company’s ownership percentage of the outstanding stock of Staffmark increased and the noncontrolling interest in Staffmark decreased. In addition, as a result of the exchange the Company received cash from a noncontrolling shareholder and recorded an increase to noncontrolling interest of $5.5 million. The receipt of the noncontrolling shareholder contribution is included in Net proceeds provided by noncontrolling interest on the Company’s Consolidated Statement of Cash Flows.

SCHEDULE II —Valuation and Qualifying Accounts

	Balance at	Additions
	beginning	Charge to Costs and					Balance at end of
(in thousands)	of Year	Expense	Other		Deductions		Year
Allowance for doubtful accounts — 2007	$3,307	$2,134	$825	(1)	$3,062	(2)	$3,204
Allowance for doubtful accounts — 2008	$3,204	$3,917	$1,778	(1)	$4,075	(2)	$4,824
Allowance for doubtful accounts — 2009	$4,824	$5,999	$—		$5,414	(2)	$5,409
Valuation allowance for deferred tax assets — 2007	$—	$359	$—		$—		$359
Valuation allowance for deferred tax assets — 2008	$359	$—	$—		$359	(3)	$—
Valuation allowance for deferred tax assets — 2009	$—	$—	$—		$—		$—

(1)	Represents opening allowance balances related to current year acquisitions.

(2)	Represent write-offs and rebate payments.

(3)	Represents utilization of deferred tax asset and corresponding removal of valuation allowance.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.6	Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006 (incorporated by reference to Exhibit 10.1 of the 8-K filed on November 22, 2006)

10.7	First Amendment to Credit Agreement, entered into as of December 19, 2006, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K filed on March 14, 2008)

10.8	Increase Notice, Consent and Second Amendment to Credit Agreement, effective as of May 23, 2007, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 29, 2007)

10.9	Third Amendment to Credit Agreement as of December 7, 2007, among Madison Capital Funding LLC, as Agent for the Lenders, the Existing Lenders and New Lenders and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 11, 2007)

E-1

Exhibit Number	Description
10.10	Increase Notice and Fourth Amendment to Credit Agreement, entered into as of January 30, 2008, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.10 of the 10-K on March 14, 2008)

10.11*	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 15, 2009 and originally effective as of May 16, 2006.

10.12	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.13	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of the Company and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

*	Filed herewith.

E-2