Form 10-Q
period 2010-03-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2010-05-10
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
As of May 1, 2010, there were 41,875,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2010

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $75.5 million Term Loan Facility, as of March 31, 2010, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and reinvestment and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and to pay the supplemental put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
(in thousands)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,144	$31,495
Accounts receivable, less allowances of $6,109 at March 31, 2010 and $5,409 at December 31, 2009	173,465	165,550
Inventories	59,457	51,727
Prepaid expenses and other current assets	39,303	26,255

Total current assets	294,369	275,027
Property, plant and equipment, net	33,011	25,502
Goodwill	328,234	288,028
Intangible assets, net	247,096	216,365
Deferred debt issuance costs, less accumulated amortization of $5,511 at March 31, 2010 and $5,093 at December 31, 2009	5,063	5,326
Other non-current assets	16,277	20,764

Total assets	$924,050	$831,012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,420	$45,089
Accrued expenses	77,168	54,306
Due to related party	3,431	3,300
Revolver credit borrowings	70,500	500
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	19,394	22,126
Other current liabilities	2,843	2,566

Total current liabilities	216,756	129,887
Supplemental put obligation	26,508	12,082
Deferred income taxes	76,271	60,397
Long-term debt	73,500	74,000
Workers’ compensation liability	37,843	38,913
Other non-current liabilities	1,429	7,667

Total liabilities	432,307	322,946

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 36,625 shares issued and outstanding at March 31, 2010 and December 31, 2009	485,790	485,790
Accumulated other comprehensive loss	(1,682)	(2,001)
Accumulated deficit	(75,050)	(46,628)

Total stockholders’ equity attributable to Holdings	409,058	437,161
Noncontrolling interest	82,685	70,905

Total stockholders’ equity	491,743	508,066

Total liabilities and stockholders’ equity	$924,050	$831,012

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2010	2009
Net sales	$136,218	$111,912
Service revenues	217,401	163,002

Total revenues	353,619	274,914
Cost of sales	94,067	78,677
Cost of services	188,526	138,628

Gross profit	71,026	57,609

Operating expenses:
Staffing expense	19,607	20,940
Selling, general and administrative expense	42,381	37,755
Supplemental put expense (reversal)	14,426	(8,159)
Management fees	3,664	3,072
Amortization expense	6,123	6,196
Impairment expense	—	59,800

Operating loss	(15,175)	(61,995)

Other income (expense):
Interest income	15	61
Interest expense	(2,701)	(3,542)
Amortization of debt issuance costs	(418)	(470)
Loss on debt extinguishment	—	(3,652)
Other income (expense), net	180	(79)

Loss before income taxes	(18,099)	(69,677)
Benefit for income taxes	(2,812)	(27,444)

Net loss	(15,287)	(42,233)
Net income (loss) attributable to noncontrolling interest	682	(14,915)

Net loss attributable to Holdings	$(15,969)	$(27,318)

Basic and fully diluted loss per share attributable to Holdings	$(0.44)	$(0.87)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	36,625	31,525

Cash distributions declared per share	$0.34	$0.34

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Total
				Accumulated	Stockholders’
				Other	Equity	Non-	Total
	Number of		Accumulated	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	Deficit	Loss	to Holdings	Interest	Equity
Balance — December 31, 2009	36,625	$485,790	$(46,628)	$(2,001)	$437,161	$70,905	$508,066
Net loss	—	—	(15,969)	—	(15,969)	682	(15,287)
Other comprehensive income — cash flow hedge gain	—	—	—	319	319	—	319

Comprehensive loss	—	—	(62,597)	(1,682)	421,511	71,587	493,098
Contributions from noncontrolling interest holders	—	—	—	—	—	2,085	2,085
Option activity attributable to noncontrolling interest holders	—	—	—	—	—	4,319	4,319
Noncontrolling interest impact of ACI loan forgiveness (see Note N)	—	—	—	—	—	4,694	4,694
Distributions paid	—	—	(12,453)	—	(12,453)	—	(12,453)

Balance — March 31, 2010	36,625	$485,790	$(75,050)	$(1,682)	$409,058	$82,685	$491,743

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(15,287)	$(42,233)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,882	2,204
Amortization expense	6,123	6,196
Impairment expense	—	59,800
Amortization of debt issuance costs	418	470
Loss on debt extinguishment	—	3,652
Supplemental put expense (reversal)	14,426	(8,159)
Noncontrolling stockholder charges and other	4,370	901
Deferred taxes	(2,121)	(24,780)
Other	(210)	(61)
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	310	45,651
(Increase)/decrease in inventories	(49)	3,292
Increase in prepaid expenses and other current assets	(724)	(2,290)
Increase/(decrease) in accounts payable and accrued expenses	7,241	(18,819)

Net cash provided by operating activities	16,379	25,824

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(83,708)	(1,327)
Purchases of property and equipment	(964)	(1,114)
Other investing activities	14	72

Net cash used in investing activities	(84,658)	(2,369)

Cash flows from financing activities:
Borrowings under Credit Agreement	71,500	—
Repayments under Credit Agreement	(2,000)	(75,500)
Distributions paid	(12,452)	(10,719)
Swap termination fee	—	(2,517)
Net proceeds provided by noncontrolling interest	2,085	49
Debt issuance costs	(155)	—
Other	(50)	179

Net cash provided by (used in) financing activities	58,928	(88,508)

Net decrease in cash and cash equivalents	(9,351)	(65,053)
Cash and cash equivalents — beginning of period	31,495	97,473

Cash and cash equivalents — end of period	$22,144	$32,420

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2010
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
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-month periods ended March 31, 2010 and March 31, 2009, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. G.A.A.P.”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal. Earnings from AFM Holdings Corporation (“AFM” or “American Furniture”) are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from CBS Personnel Holdings, Inc. (“Staffmark”) are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes and other payments associated with payroll paid to our employees. Earnings from HALO Lee Wayne LLC (“HALO”) are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Note C —Recent accounting pronouncements
In March 2010, the Emerging Issues Task Force (“EITF”) reached a final consensus related to guidance when applying the milestone method of revenue recognition. The guidance will be effective beginning on January 1, 2011. The final consensus provides criteria for identifying those deliverables in an arrangement that meet the definition of a milestone. In addition, the guidance includes enhanced quantitative and qualitative disclosure about the arrangements when an entity recognizes revenue using the milestone method. The Company does not expect the adoption of this guidance will have a significant impact on the condensed consolidated financial statements.
In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for subsequent events, which was effective for the Company in February 2010. In accordance with the revised guidance, an SEC filer no longer will be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of the revised guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for the Company on January 1, 2010. The amended guidance for Level 3 fair value measurements will be effective for the Company January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of the guidance for Level 1 and Level 2 fair value measurements did not have a material impact on the Company’s condensed consolidated financial statements. The Company does not expect the adoption of the guidance related to Level 3 fair value measurements will have a significant impact on the condensed consolidated financial statements.
In January 2010, the FASB issued amended authoritative guidance related to consolidations when there is a decrease in ownership. The guidance was effective for the Company on January 1, 2010. Specifically, the amendment clarifies the scope of the existing guidance and increases the disclosure requirements when a subsidiary is deconsolidated or when a group of assets is de-recognized. The adoption of the amended guidance did not have a significant impact on the Company’s condensed consolidated financial statements.
Note D — Acquisition of businesses
Acquisition of Liberty Safe and Security Products, Inc.
On March 31, 2010, Liberty Safe Holding Corporation (“Liberty Holding”), a subsidiary of the Company, entered into a stock purchase agreement with Liberty Safe and Security Products, LLC (“Liberty Safe” or “Liberty”) and certain management stockholders pursuant to which Liberty Holding acquired all of the issued and outstanding capital stock of Liberty Safe. Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere.
The Company made loans to and purchased a controlling interest in Liberty for approximately $69.6 million (excluding acquisition-related costs), representing approximately 96% of the outstanding common stock of Liberty on a primary basis and approximately 88% of the outstanding common stock of Liberty on a fully diluted basis. Liberty’s management and certain other investors invested in the transaction alongside the Company collectively representing approximately 4% initial noncontrolling interest on a primary basis and approximately 12% on a fully diluted basis. In addition, the Company issued put options to certain noncontrolling shareholders providing them an option to sell their ownership in the future at the then fair value (see Note I for further discussion). Acquisition-related costs were approximately $1.5 million and were recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.7 million.
Liberty’s results of operations are reported as a separate operating segment. There were no results of operations of Liberty recorded during the three months ended March 31, 2010 since the acquisition occurred on the last day of the first quarter. However, the $1.5 million acquisition-related costs discussed above were recorded in the Liberty operating segment and are reflected in the condensed consolidated results of operations at March 31, 2010.

The table below includes the provisional recording of assets and liabilities assumed as of the acquisition date. The amounts recorded for inventory, property, plant and equipment, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Amounts
Recognized as
Liberty	of Acquisition
(in thousands)	Date
Assets:
Cash	$2,438
Accounts receivable, net (1)	10,109
Inventory	7,435
Other current assets	927
Property, plant and equipment	5,991
Intangible assets	27,756
Goodwill (2)	33,075
Other assets	1,935

Total assets	$89,666

Liabilities:
Current liabilities	$7,125
Other liabilities	55,884
Noncontrolling interest	1,085

Total liabilities and noncontrolling interest	$64,094

Costs of net assets acquired	$25,572
Loans to businesses	44,059

$69,631

(1)	Includes $10.5 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2)	Goodwill is not deductible for tax purposes.
The intangible assets preliminarily recorded in connection with the Liberty acquisition are as follows (in thousands):

		Estimated
Intangible assets	Amount	Useful Life
Customer relationships	$13,590	5
Technology	6,690	7
License agreements	3,300	3
Tradename	3,020	Indefinite
Non-compete	640	5
Training documents	516	2

	$27,756
Acquisition of Circuit Express, Inc.
On March 11, 2010, the Company announced that its subsidiary, Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), completed the acquisition of Circuit Express, Inc. (“Circuit Express”), a manufacturer of rigid printed circuit boards primarily for aerospace and defense related customers, for approximately $16.1 million. The acquisition included three facilities, totaling 35,000 square feet of production space, in Tempe, Arizona. Preliminary goodwill of $6.9 million was recorded in connection with this acquisition and is not tax deductible. In addition to goodwill, ACI recorded $7.6 million related to customer relationships with an estimated useful life of 9 years, $0.8 million related to a trade name with an estimated useful life of 10 years and $0.3 million related to a non-compete agreement with an estimated useful life of 5 years. Further, ACI recorded approximately $2.4 million in property, plant and equipment, approximately $1.7 million in gross accounts receivable and approximately $0.2 million in other working capital items.
This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs as well as the ability to provide manufacturing services to the U.S. military and defense related accounts.
Other acquisition
On February 25, 2010, the Company’s HALO operating segment completed an acquisition of Relay Gear, Inc. for approximately $0.5 million. In connection with this acquisition, goodwill and intangible assets were recorded. The intangible assets primarily relate to customer relationships with an estimated useful life of 15 years. This acquisition was not material to the Company’s balance sheet, results of operations or cash flows.
Unaudited Pro Forma Information
The following unaudited pro forma data for the three months ended March 31, 2010 and 2009 gives effect to the acquisitions of Liberty and Circuit Express, as described above, as if the acquisitions had been completed as of January 1, 2009. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended March 31,
(in thousands)	2010	2009
Net sales	$373,655	$295,879
Operating loss	(13,295)	(60,911)
Net loss	(14,846)	(42,253)
Note E – Operating segment data
At March 31, 2010, the Company had seven reportable operating segments. Each operating segment represents an acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	ACI, an electronic components manufacturing company, is a provider of prototype, quick-turn and production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	AFM is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Anodyne Medical Device, Inc. (“Anodyne”), is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care market. Anodyne is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

•	Fox Factory, Inc. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.

•	HALO serves as a one-stop shop for over 40,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives. Halo is headquartered in Sterling, Illinois.

•	Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•	Staffmark, a human resources outsourcing firm, is a provider of temporary staffing services in the United States. Staffmark serves approximately 6,500 corporate and small business clients. Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark is headquartered in Cincinnati, Ohio.
The tabular information that follows shows data of operating segments reconciled to amounts reflected in the condensed consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. The results of operations of Liberty for the three months ended March 31, 2010 were not material to the consolidated results of operations since the acquisition occurred on the last day of the first quarter. Revenues from geographic locations outside the United States were not material for each operating segment, except Fox, in each of the years presented below. Fox recorded net sales to locations outside the United States, principally Asia, of $21.4 million and $13.3 million for the three months ended March 31, 2010 and 2009, respectively. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related charges not pushed down to the segments which are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for three months ended March 31, 2010 and 2009 is presented below (in thousands):
Net sales of operating segments

	Three Months Ended March 31,
	2010	2009
ACI	$14,484	$11,988
American Furniture	43,980	41,504
Anodyne	15,317	11,604
Fox	32,732	20,105
Halo	29,704	26,711
Liberty	—	—
Staffmark	217,402	163,002

Total	353,619	274,914
Reconciliation of segment revenues to consolidated revenues:

Corporate and other	—	—

Total consolidated revenues	$353,619	$274,914

Profit of operating segments (1)

	Three Months Ended March 31,
	2010	2009
ACI	$944	$3,624
American Furniture	2,713	2,202
Anodyne	2,234	1,144
Fox	2,862	(849)
Halo	(775)	(2,052)
Liberty (2)	(1,450)	—
Staffmark(3)	(832)	(58,471)

Total	5,696	(54,402)
Reconciliation of segment profit to consolidated loss before income taxes:
Interest expense, net	(2,686)	(3,481)
Other income (expense)	180	(79)
Corporate and other (4)	(21,289)	(11,715)

Total consolidated loss before income taxes	$(18,099)	$(69,677)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Represents acquisition-related costs incurred in connection with the acquisition of Liberty expensed in accordance with acquisition accounting. No other results of operations of Liberty for the three months ended March 31, 2010 were included in the consolidated results of operations since the acquisition occurred on the last day of the first quarter.

(3)	Includes $50.0 million of goodwill impairment during the three months ended March 31, 2009.

(4)	Includes fair value adjustments related to the supplemental put liability. See Note I.

	Accounts	Accounts
	Receivable	Receivable
	March 31, 2010	December 31, 2009
Accounts receivable
ACI	$5,399	$2,762
American Furniture	14,235	12,032
Anodyne	6,597	9,078
Fox	12,379	15,590
Halo	18,053	25,103
Liberty	10,483	—
Staffmark	112,428	106,394

Total	179,574	170,959
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	179,574	170,959

Allowance for doubtful accounts	(6,109)	(5,409)

Total consolidated net accounts receivable	$173,465	$165,550

					Depreciation and
					Amortization Expense
			Identifiable	Identifiable	for the Three Months
	Goodwill	Goodwill	Assets	Assets	Ended March 31,
	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2010(1)	Dec. 31, 2009(1)	2010	2009
Goodwill and identifiable assets of operating segments
ACI	$57,655	$50,716	$31,493	$19,252	$905	$943
American Furniture	41,435	41,435	57,527	63,123	776	989
Anodyne	19,555	19,555	20,375	20,584	608	666
Fox	31,372	31,372	78,049	73,714	1,526	1,648
Halo	39,252	39,060	44,776	43,647	840	855
Liberty	33,075	—	47,107	—	—	—
Staffmark	89,715	89,715	87,859	85,230	1,895	2,028

Total	312,059	271,853	367,186	305,550	6,550	7,129
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	55,165	71,884	1,455	1,271
Amortization of debt issuance costs	—	—	—	—	418	470
Goodwill carried at Corporate level (2)	16,175	16,175	—	—	—

Total	$328,234	$288,028	$422,351	$377,434	$8,423	$8,870

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note F — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Machinery, equipment and software	$29,075	$23,842
Office furniture and equipment	11,665	8,837
Leasehold improvements	7,445	6,182

	48,185	38,861
Less: accumulated depreciation	(15,174)	(13,359)

Total	$33,011	$25,502

Depreciation expense was $1.9 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively.
Inventory is comprised of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$39,653	$34,764
Finished goods	21,134	18,003
Less: obsolescence reserve	(1,330)	(1,040)

Total	$59,457	$51,727

Note G — Goodwill and other intangible assets
Goodwill
The Company completed its preliminary analysis of the 2010 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2010. For each reporting unit, the analysis indicates that the fair value of the reporting unit exceeded its carrying value and as a result the carrying value of goodwill was not impaired.
A reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2010 and the year ended December 31, 2009, is as follows (in thousands):

	Three months	Year ended
	ended March 31,	December 31,
	2010	2009
Beginning balance:
Goodwill	$338,028	$339,095
Accumulated impairment losses	(50,000)	—

	288,028	339,095

Impairment losses	—	(50,000)
Acquisition of businesses (1)	40,180	1,009
Adjustment to purchase accounting	26	(2,076)

Total adjustments	40,206	(51,067)

Ending balance:
Goodwill	378,234	338,028
Accumulated impairment losses	(50,000)	(50,000)

	$328,234	$288,028

(1)	Relates to the purchase of Liberty Safe, Circuit Express and Relay Gear. Refer to Note D.

Other intangible assets
Other intangible assets are comprised of the following at March 31, 2010 and December 31, 2009 (in thousands):

			Weighted
	March 31,	December 31,	Average Useful
	2010	2009	Lives
Customer relationships	$210,383	$188,773	11
Technology	44,649	37,959	8
Trade names, subject to amortization	26,080	25,300	12
Licensing and non-compete agreements	8,688	4,451	3
Distributor relations and other	1,896	1,380	4

	291,696	257,863

Accumulated amortization customer relationships	(52,866)	(48,677)
Accumulated amortization technology	(12,603)	(11,360)
Accumulated amortization trade names, subject to amortization	(3,870)	(3,383)
Accumulated amortization licensing and non-compete agreements	(3,775)	(3,613)
Accumulated amortization distributor relations and other	(838)	(797)

Total accumulated amortization	(73,952)	(67,830)
Trade names, not subject to amortization	29,352	26,332

Total intangibles, net	$247,096	$216,365

Amortization expense was $6.1 million for the three months ended March 31, 2010 and $6.2 million for the three months ended March 31, 2009.
Note H — Debt
The Credit Agreement at March 31, 2010 provides for a Revolving Credit Facility totaling $340 million, which matures in December 2012, and a Term Loan Facility with a balance of $75.5 million at March 31, 2010, which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The fair value of the Term Loan Facility as of March 31, 2010 was approximately $71.7 million, and was calculated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
The Company had $70.5 million in outstanding borrowings under its Revolving Credit Facility at March 31, 2010. The Company had approximately $125.6 million in borrowing base availability under its Revolving Credit Facility at March 31, 2010. Letters of credit outstanding at March 31, 2010 totaled approximately $69.7 million. At March 31, 2010, the Company was in compliance with all covenants. The Company repaid $70 million of the Revolving Credit Facility on April 13, 2010 with the proceeds from its stock offering (see Note L).
Note I — Fair value measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2010
	Carrying
Liabilities:	Value	Level 1	Level 2	Level 3
Derivative liability — interest rate swap	$1,682	$—	$1,682	$—
Supplemental put obligation	26,508	—	—	26,508
Call option of noncontrolling shareholder (1)	200	—	—	200
Put option of noncontrolling shareholders (2)	50	—	—	50

(1)	Represents a former employee’s call option to purchase additional common stock in Anodyne.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition. The Company valued these put options at $50 thousand using a Forward Start Black-Scholes Put Option model.

	Fair Value Measurements at December 31, 2009
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$2,001	$—	$2,001	$—
Supplemental put obligation	12,082	—	—	12,082
Call option of noncontrolling shareholder	200	—	—	200
A reconciliation of the change in the carrying value of our level 3 supplemental put liability from January 1, 2010 through March 31, 2010 and from January 1, 2009 through March 31, 2009 is as follows (in thousands):

	2010	2009
Balance at January 1	$12,082	$13,411
Supplemental put expense (reversal)	14,426	(8,159)

Balance at March 31	$26,508	$5,252

Valuation techniques
The Company’s derivative instrument consists of an over-the-counter (OTC) interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. As such, the Company categorized its interest rate swap contract as Level 2.
The call option of the noncontrolling shareholder was determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the call option of the noncontrolling shareholder as Level 3.
The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3.
CGM is the owner of 100% of the Allocation Interests in the Company. Concurrent with our initial public offering in 2006 (”IPO”), CGM and the Company entered into a Supplemental Put Agreement, which requires the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its original basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining the potential liability associated with the Supplemental Put Agreement. The Company uses the following key assumptions in measuring the fair value of the supplemental put: (i) financial and market data of publicly traded companies deemed to be comparable to each of the Company’s businesses and (ii) financial and market data of comparable merged, sold or acquired companies. Any change in the potential liability is accrued currently as an adjustment to earnings.
Note J — Derivative instruments and hedging activities
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of its Term Loan Facility borrowings at 7.35%. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.
The Company’s objective for entering into the Swap is to manage the interest rate exposure on a portion of its Term Loan Facility by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The Swap is designated as a cash flow hedge with changes in the fair value of the swap recorded in stockholders’ equity as a component of accumulated other comprehensive loss as the swap is completely effective. For the three months ended March 31, 2010, the Company recorded a $0.3 million gain to accumulated other comprehensive loss, which reflects that portion of comprehensive loss reclassified to net loss during the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company recorded a $0.1 million gain to accumulated other comprehensive loss.

The following table provides the fair value of the Company’s cash flow hedge as well as its location on the balance sheet as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,	Balance Sheet
	2010	2009	Location
Liability
Cash flow hedge current	$1,682	$1,620	Other current liabilities
Cash flow hedge non-current	—	381	Other non-current liabilities

Total	$1,682	$2,001

Note K — Comprehensive loss
The following table sets forth the computation of comprehensive loss for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended
	March 31,
	2010	2009
Net loss attributable to Holdings	$(15,969)	$(27,318)
Other comprehensive income:
Unrealized gain on cash flow hedge	319	129
Reclassification adjustment for cash flow hedge
losses realized in net loss	—	2,517

Total other comprehensive income	319	2,646

Total comprehensive loss	$(15,650)	$(24,672)

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
Distributions:
•	On January 28, 2010, the Company paid a distribution of $0.34 per share to holders of record as of January 22, 2010.

•	On April 30, 2010, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2010.
Common stock offering
On April 13, 2010, the Company completed an offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $75.0 million. The Company used $70 million of the proceeds to pay down its Revolving Credit Facility.
Note M — Warranties
The Company’s Fox, Anodyne and Liberty operating segments estimate the company’s exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.

A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Warrantly liability:
Beginning balance	$1,529	$1,577
Acrual	487	1,451
Warranty payments	(335)	(1,499)
Other (1)	315	—

Ending balance	$1,996	$1,529

(1)	Represents warranty liabilities acquired related to Liberty Safe.
Note N — Noncontrolling interest
Advanced Circuits
On January 12, 2010, in connection with a 2009 loan forgiveness arrangement, a portion of the outstanding loan was repaid with Class A common stock of Advanced Circuits valued at $47.50 per share ($4.75 million). The effect of this transaction lowered the noncontrolling interest ownership percentage from approximately 30% to 25%.
During the three months ended March 31, 2010, certain members of ACI management were granted 0.1 million stock options in ACI common stock. These options were fully vested on grant date and as a result the Company recorded a $3.8 million non-cash expense to selling, general and administrative expense on the condensed consolidated statement of operations.
Note O — Income tax
Each fiscal quarter the Company estimates its annual effective tax rate and applies that rate to its interim earnings. In this regard the Company reflects the tax impact of certain unusual or infrequently occurring items, the effects of changes in tax laws or rates, in the interim period in which they occur.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, the projected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
Our effective income tax rate (benefit) for the three months ended March 31, 2010 was (15.5%) compared with (39.4%) for the comparable three months ended March 31, 2009. The effective income tax rate for the three months ended March 31, 2010 includes a discrete benefit from tax credits earned by Staffmark during the first quarter of 2010 together with a significant loss at the Company’s parent, which is taxed as a partnership, and is due largely to a $14.4 million expense associated with the supplemental put (see Note I). The Company recorded a reversal of $8.2 million in the supplemental put charge in the first quarter of 2009.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2010 and March 31, 2009 are as follows:

	Three months ended March 31,
	2010	2009
United States Federal Statutory Rate	(35.0%)	(35.0%)
State income taxes (net of Federal benefits)	0.4	(0.6)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	32.3	(1.7)
Credit utilization	(5.8)	(0.8)
Other	(7.4)	(1.3)

Effective income tax rate	(15.5%)	(39.4%)

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
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small to middle market businesses as those that generate annual cash flows of up to $60 million. We focus on companies of this size because of our belief that these companies are often more able to achieve growth rates above other larger companies in their relevant industries and are also frequently more susceptible to efforts to improve earnings and cash flow.
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
Our management team’s strategy for our businesses involves:
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
We are dependent on the earnings of, and cash receipts from our businesses to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, are generally available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.
2010 Highlights
Acquisitions
On March 31, 2010, we purchased a controlling interest in Liberty Safe and Security Products, Inc. (“Liberty” or “Liberty Safe”), with headquarters in Payson, Utah. Liberty is a premier designer, manufacturer and marketer of home and gun safes in North America. Liberty manufactures and sells a wide range of home and gun safes in a broad assortment of sizes, features and styles which are sold in various sporting goods, farm and fleet and home improvement retailers. We made loans to and purchased a controlling interest in Liberty for approximately $69.6 million, representing approximately 88% of the equity in Liberty on a fully diluted basis. We incurred approximately $1.5 million in transaction cost in addition to the purchase price.
On March 11, 2010, our majority owned subsidiary Advanced Circuits acquired Circuit Express, Inc (“Circuit Express”), based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. We incurred approximately $0.3 million in transaction costs in addition to the purchase price.
Common stock offering
On April 13, 2010, we completed a public offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to us, after deducting underwriter’s discount and offering costs totaled approximately $75.0 million. We used $70.0 million of the proceeds to pay down our Revolving Credit Facility.
Outlook
Sales and operating income during the first quarter of 2010 increased at each of our businesses when compared to the first quarter of 2009 and seasonally adjusted fourth quarter of 2009. These results are consistent with the increase in the overall economy. Gross domestic product (“GDP”), a measure of the total production of goods and services, increased during the first quarter of 2010 at the seasonally adjusted annualized rate of 3.2%. This marks the third sequential quarterly increase in the GDP following four consecutive decreases. We are cautiously optimistic and believe that we will experience sustained growth in sales and operating income at each of our businesses through the remainder of 2010. In addition, although we believe the economy will rebound in 2010 we also believe that credit will remain scarce, which may benefit our acquisition model, as we do not rely on separate third-party financing as a component to closing.
Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008	March 31, 2010
Advanced Circuits	Anodyne	HALO	American Furniture	Fox	Liberty
Staffmark

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2010	March 31, 2009
Net sales	$353,619	$274,914
Cost of sales	282,593	217,305

Gross profit	71,026	57,609

Staffing, selling, general and administrative expense	61,988	58,695
Fees to manager	3,664	3,072
Supplemental put expense (reversal)	14,426	(8,159)
Amortization of intangibles	6,123	6,196
Impairment expense	—	59,800

Operating loss	$(15,175)	$(61,995)

Net sales
The on-going uncertainty in domestic and global economic conditions makes it difficult to forecast future sales levels at each of our businesses. During the first quarter of 2010 all of our businesses experienced increases in sales, as compared to the first quarter of 2009. On a consolidated basis, total sales for the first quarter of 2010 increased by approximately 28.6% when compared to last year’s first quarter. We are cautiously optimistic that sales may continue to increase during the remainder of 2010 at each of our businesses, however, there can be no assurance that a decline in sales will not resume.
On a consolidated basis, net sales increased approximately $78.7 million in the three month period ended March 31, 2010, compared to the corresponding period in 2009. This increase is the result of increased revenues at each of our business segments, most noticeably at Staffmark, where revenues increased $54.4 during the first quarter of 2010 compared to last years first quarter. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by segment.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $65.3 million during the three month period ended March 31, 2010 compared to the corresponding period in 2009. This increase is due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of revenues decreased approximately 90 basis points to approximately 20.1% during the first quarter of 2010 compared to 21.0% in 2009. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of cost of sales by segment.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense increased approximately $3.3 million during the three month period ended March 31, 2010 compared to the corresponding period in 2009. This increase is due principally to (i) increases in costs directly tied to sales such as commissions and direct customer support services; (ii) acquisition costs directly related to our first quarter platform and add-on acquisitions totaling approximately $1.8 million; and (iii) non-cash stock compensation expense at Advanced Circuits totaling approximately $3.8 million. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of staffing, selling, general and administrative expense by segment. At the corporate level, staffing, selling, general and administrative expense decreased $0.2 million during the three months ended March 31, 2010 compared to the same period in 2009.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended March 31, 2010 we incurred approximately $3.7 million in expense for these fees compared to $3.1 million for the corresponding period in 2009. The increase in management fees in 2010 is attributable to the acquisition of Liberty Safe on March 31, 2010 and increases in net operating assets resulting from the increased sales and operating income of our existing businesses in 2010.

Supplemental put expense (reversal)
Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. This charge represents that portion of the estimated increase/decrease in the value of our original businesses over our basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold. During the three months ended March 31, 2010, we incurred approximately $14.4 million in supplemental put expense based on significantly higher valuations attributed to each of our subsidiaries compared to valuations determined as of December 31, 2009. The change in supplemental put expense in the three months ended March 31, 2010 is attributable to the increase in the fair value of our businesses.
Impairment expense
We incurred an impairment charge in the first quarter of 2009 totaling $59.8 million. The portion of the impairment charge that was attributable to impaired goodwill at Staffmark was $50.0 million. The remaining $9.8 million reflected a write off of the unamortized CBS Personnel trade name as a result of rebranding the business to Staffmark. We have completed our preliminary annual impairment analysis of goodwill as of March 31, 2010 and there is no indication of goodwill impairment at any of our reporting units.
Results of Operations — Our Businesses
The following discussion reflects a comparison of the results of operations of each of our businesses on a stand-alone basis for the three-month periods ending March 31, 2010 and March 31, 2009. The following results of operations of our businesses are not necessarily indicative of the results to be expected for the full year going forward. We acquired Liberty on March 31, 2010 and as a result we did not include any results of operations for the three months ended March 31, 2010 other than the acquisition costs incurred to complete the acquisition of $1.5 million, which are reflected in staffing, selling, general and administrative expense.
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
Global demand for PCBs has remained strong in recent years while domestic production of PCBs has declined over 50% since 2000. In contrast, over the last several years, Advanced Circuits’ revenues have increased steadily as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong.
On March 11, 2010, Advanced Circuits acquired Circuit Express, an Arizona based provider of high technology, quick-turn PCBs for approximately $16.1 million. This acquisition expands Advanced Circuits capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs as well as the ability to provide manufacturing services to the U.S. military and defense related accounts. Circuit Express operating results for the 19 days from March 11, 2010 are included in the following table.

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three-month periods ended March 31, 2010 and March 31, 2009.

	Three-months ended
(in thousands)	March 31, 2010	March 31, 2009
Net sales	$14,484	$11,988
Cost of sales	6,217	5,051

Gross profit	8,267	6,937

Selling, general and administrative expense	6,604	2,522
Fees to manager	126	126
Amortization of intangibles	593	665

Income from operations	$944	$3,624

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Net sales
Net sales for the three months ended March 31, 2010 increased approximately $2.5 million over the corresponding three month period ended March 31, 2009. The increase in gross sales is a result of increased sales in long-lead time PCBs ($1.4 million), quick-turn production and prototype PCBs ($0.9 million) and assembly revenue ($0.1 million). Sales from quick-turn and prototype PCBs represented approximately 71.3% of net sales in 2010 compared to 67.0% in 2009. Net sales attributable to Circuit Express were approximately $1.1 million in the quarter.
Cost of sales
Cost of sales for the three months ended March 31, 2010 increased approximately $1.2 million from the comparable period in 2009. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales decreased during the three months ended March 31, 2010 (57.1% at March 31, 2010 vs. 57.9% at March 31, 2009) largely as a result of the lower margins earned on the Circuit Express sales during March.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $4.1 million during the three months ended March 31, 2010 compared to the same period in 2009 due principally to non-cash stock compensation issued to management in January 2010 totaling approximately $3.8 million and $0.3 million in direct acquisition cost incurred in acquiring Circuit Express.
Income from operations
Operating income for the three months ended March 31, 2010 was approximately $0.9 million, a decrease of approximately $2.7 million compared to the same period in 2009 principally as a result of those factors described above.
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

Results of Operations
The table below summarizes the income from operations data for American Furniture for the three-month periods ended March 31, 2010 and March 31, 2009.

	Three-months ended
(in thousands)	March 31, 2010	March 31, 2009
Net sales	$43,980	$41,504
Cost of sales	35,946	33,565

Gross profit	8,034	7,939

Selling, general and administrative expense	4,650	4,879
Fees to manager	125	125
Amortization of intangibles	546	733

Income from operations	$2,713	$2,202

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Net sales
Net sales for the three months ended March 31, 2010 increased approximately $2.5 million over the corresponding three months ended March 31, 2009. Stationary product net sales increased approximately $3.5 million and recliner product sales increased $0.5 million, offset by a decrease in motion product sales totaling approximately $1.5 million. The increase in stationary product sales is due primarily to an improved retail environment, particularly in the lower cost categories. The decrease in motion product sales is the result of the softer retail environment in the more expensive product categories such as our motion products and the increasing presence of Asian import product which often offers a better overall value proposition to customers.
Cost of sales
Cost of sales increased approximately $2.4 million in the three months ended March 31, 2010 compared to the same period of 2009 and is due to the corresponding increase in sales. Gross profit as a percentage of sales was 18.3% in the three months ended March 31, 2010 compared to 19.1% in the corresponding period in 2009. The decrease in gross profit as a percentage of sales of approximately 80 basis points in 2010 is principally attributable to greater business interruption insurance proceeds recorded in the first quarter of 2009 which accounts for almost 1.8% of the quarter over quarter increase. Excluding the insurance proceeds in 2009 gross profit increased approximately 1.0% in 2010 which is largely attributable to the greater use of imported “cut and sew” fabric kits in the manufacturing process.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2010, decreased approximately $0.2 million compared to the same period of 2009. This decrease is primarily due to decreased costs of in-house freight as we continue to use more third party shipping with those costs being reflected in cost of sales.
Amortization of intangibles
Intangible amortization expense decreased approximately $0.2 million in the quarter ended March 31, 2010 compared to the same period in 2009 due to the expiration of non-compete agreements that were being amortized in 2009.
Income from operations
Income from operations increased approximately $0.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, principally due to the factors described above.

Anodyne
Overview
Anodyne Medical Device, Inc. (“Anodyne”) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Anodyne is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.
Anodyne, together with its subsidiary companies, provides customers the opportunity to source leading surface technologies from the designer and manufacturer.
Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant.
Results of Operations
The table below summarizes the income from operations data for Anodyne for the three-month periods ended March 31, 2010 and March 31, 2009.

	Three-months ended
(in thousands)	March 31, 2010	March 31, 2009
Net sales	$15,317	$11,604
Cost of sales	10,676	8,214

Gross profit	4,641	3,390

Selling, general and administrative expense	1,945	1,787
Fees to manager	87	88
Amortization of intangibles	375	371

Income from operations	$2,234	$1,144

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Net sales
Net sales for the three months ended March 31, 2010 increased approximately $3.7 million over the corresponding three months ended March 31, 2009. Net sales increases from non-powered support surfaces of $3.9 million and positioning products of $0.2 million were partially offset by a $0.4 million decrease in net sales of powered support surfaces. Sales of powered support surfaces were lower in the first quarter of 2010 compared to the same period in 2009 due to lower capital spending in the healthcare sector; although recent trends are showing improvement. Non-powered support surfaces and patient positioning products represented approximately 81.0% of sales in the first quarter of 2010 compared to 71.4% in 2009.
Cost of sales
Cost of sales increased approximately $2.5 million in the three months ended March 31, 2010 compared to the same period of 2009 primarily as a result of the increase in sales. Gross profit as a percentage of sales was 30.3% in the three months ended March 31, 2010 compared to 29.2% in the corresponding period in 2009. The increase of 1.1% in 2010 is principally due to the improvement in overhead absorption resulting from the increased manufacturing volume offset in part by increases in foam costs; a significant raw material component in non-powered products.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2010 increased approximately $0.2 million compared to the same period of 2009. This increase is principally the result of increased spending on engineering resources and research and development in an effort to bring new innovative products to market.
Income from operations
Income from operations increased approximately $1.1 million to $2.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due principally to those factors described above.
Fox Factory
Overview
Fox Factory (“Fox”) headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products and components for mountain bikes and powered vehicles, which include; snowmobiles, watercraft, motorcycles, all-terrain vehicles (“ATVs”), and other off-road vehicles.
Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes utilizing its suspension products. As a result, Fox’s suspension components are incorporated by original equipment manufacturers (“OEM”) customers on their high-performance models at the top of their product lines. OEMs leverage the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.
Fox sells to over 200 OEM and over 7,600 Aftermarket customers across its market segments.
Results of Operations
The table below summarizes the income (loss) from operations data for Fox for the three-month periods ended March 31, 2010 and March 31, 2009.

	Three-months ended
(in thousands)	March 31, 2010	March 31, 2009
Net sales	$32,732	$20,105
Cost of sales	23,258	14,879

Gross profit	9,474	5,226

Selling, general and administrative expense	5,183	4,646
Fees to manager	125	125
Amortization of intangibles	1,304	1,304

Income (loss) from operations	$2,862	$(849)

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Net sales
Net sales for the three months ended March 31, 2010 increased $12.6 million or 62.8% compared to the corresponding three month period ended March 31, 2009. The increase in net sales is largely attributable to increases in sales in the mountain biking sector as well as increases in sales in the powered vehicles sector. Sales increases in the mountain biking sector were due to strong sales at the end of Fox’s prior model year compared to seasonably weak sales in 2009. Sales increases in the powered vehicles sector were largely due to increases in sales of suspension products to Ford Motor Company for use in its F-150 Raptor off-road pickup, and sales to ATV OEMs.

International sales were approximately $21.4 million in the first quarter of 2010 compared to $13.3 million in 2009.
Cost of sales
Cost of sales for the three months ended March 31, 2010 increased approximately $8.4 million compared to the corresponding period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales increased during the three months ended March 31, 2010 (28.9% at March 31, 2010 vs. 26.0% at March 31, 2009) due to efficiencies achieved due to the increase in volume. This was offset in part by increases in material costs and an unfavorable channel mix in 2010 as a larger proportion of total net sales were in the OEM category which typically carries lower margins than Aftermarket sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2010 increased $0.5 million over the corresponding three month period in 2009. This increase is the result of increases in engineering, sales and marketing costs to support the sales growth.
Income from operations
Income from operations for the three months ended March 31, 2010 increased approximately $3.7 million compared to the corresponding period in 2009 based principally on the significant increase in net sales and other factors described above.
Halo
Overview
Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 35,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. Halo’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Over 90% of products sold by HALO are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.
HALO acquired the promotional products distributor AdNov in March 2009 and the promotional products distributor Relay Gear in February 2010.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and over 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the loss from operations data for HALO for the three month periods ended March 31, 2010 and March 31, 2009.

	Three-months ended
(in thousands)	March 31, 2010	March 31, 2009
Net sales	$29,704	$26,711
Cost of sales	17,974	16,972

Gross profit	11,730	9,739

Selling, general and administrative expense	11,762	11,031
Fees to manager	125	125
Amortization of intangibles	618	635

Loss from operations	$(775)	$(2,052)

Three-months ended March 31, 2010 compared to the three-months ended March 31, 2009.
Net sales
Net sales for the three months ended March 31, 2010 increased approximately $3.0 million or 11.2% compared to the same period in 2009. Sales increases attributable to accounts acquired in acquisitions made in March of 2009 and February of 2010 accounted for approximately $1.8 million of the increase in net sales while sales to existing customers increased by $1.2 million.
Cost of sales
Cost of sales for the three months ended March 31, 2010 increased approximately $1.0 million compared to the same period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.5% and 36.5% of net sales for the three month periods ended March 31, 2010 and 2009, respectively. The increased gross margin percentage resulted from a combination of factors as improvement was seen in overall pricing structure, procurement efficiencies and product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2010 increased approximately $0.7 million compared to the same period in 2009. Direct commission expenses increased by approximately $0.6 million as a result of increased sales in 2010 along with an increase of $0.1 million in other general and administrative expenses.
Loss from operations
Loss from operations was approximately $0.8 million for the three months ended March 31, 2010 compared to approximately $2.1 million in the three months ended March 31, 2009. The improved operating results are principally due to the increase in net sales offset in part by direct commission expense and other factors as described above.
Staffmark
Overview
Staffmark, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. Staffmark serves over 6,400 corporate and small business clients and during an average week places over 34,000 employees in a broad range of industries. These industries include manufacturing, transportation, retail, distribution, warehousing, and automotive supply, as well as, construction, industrial, healthcare and financial sectors.
Staffmark’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. Staffmark typically enters into new markets through acquisitions. Staffmark continues to view acquisitions as an attractive means to enter new geographic markets.
Fiscal 2008 and 2009 were challenging years for the temporary staffing industry. The already-weak economic conditions and employment trends in the U.S., present during 2008, continued to worsen as the year progressed and continued through the first three quarters of fiscal 2009. Economic conditions and employment trends showed positive signs of improvement in the fourth quarter of 2009 and has continued through 2010 to date.

Results of Operations
The table below summarizes the loss from operations data for Staffmark for the three-month period ended March 31, 2010 and March 31, 2009.

	Three-months ended
(in thousands)	March 31, 2010	March 31, 2009
Service revenues	$217,402	$163,002
Cost of services	188,526	138,626

Gross profit	28,876	24,376

Staffing, selling, general and administrative expense	28,221	31,424
Fees to manager	261	210
Amortization of intangibles	1,226	1,213
Impairment expense	—	50,000

Loss from operations	$(832)	$(58,471)

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Service revenues
Service revenues for the three months ended March 31, 2010 increased $54.4 million over the corresponding three months ended March 31, 2009. This increase in revenues reflects increased demand for temporary staffing services (primarily clerical and light industrial). We continue to witness temporary staffing job creation and signs of a strengthening global economy, although significant uncertainty remains. There is no clear consensus among economists as to when there will be a sustained economic rebound.
Cost of services
Direct cost of services for the three months ended March 31, 2010 increased approximately $49.9 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 13.3% and 15.0% of revenues for the three-month periods ended March 31, 2010 and 2009, respectively. The majority of the decrease in the gross profit margin is the result of two factors: (i) unemployment taxes are higher in 2010 as a result of increased funding required for various states’ depleted unemployment reserves; and (ii) downward pricing pressure from clients resulting from the recent economic downturn.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the three months ended March 31, 2010 decreased approximately $3.2 million compared to the same period a year ago. Management reduced overhead costs, consolidated facilities and closed unprofitable branches in order to mitigate the negative impact of the weak economic environment throughout 2009. These cost control measures continue to provide favorable variances in the current period. In addition, approximately $1.9 million in costs incurred during the three months ended March 31, 2009 were one-time, non-recurring expenses related to the integration and restructuring of the Staffmark and CBS Personnel operations.
Fees to Manager
Fees to Manager increased approximately $0.1 million in the three months ended March 31, 2010 compared to the same period in 2009 due to the increase in sales and operating profit in 2010 compared to 2009.
Impairment expense
Based on the results of our annual goodwill impairment test in March 2009 we determined that the carrying amount of Staffmark exceeded its fair value by approximately $50.0 million as of March 31, 2009. Therefore, we recorded a $50.0 million pretax goodwill impairment charge for the three months ended March 31, 2009. We performed the annual goodwill impairment test as of March 31, 2010 and our preliminary results indicate that no impairment of goodwill is evident as of March 31, 2010.
Loss from operations
Loss from operations decreased approximately $57.6 million for the three months ended March 31, 2010 to a loss from operations of $0.8 million compared to $58.5 million for the three months ended March 31, 2009, based principally on the factors described above.

Liquidity and Capital Resources
For the three-months ended March 31, 2010, on a consolidated basis, cash flows provided by operating activities totaled approximately $16.4 million, which represents a $9.4 million decrease in cash provided by operations compared to the three-month period ended March 31, 2009. This decrease is due to the use of operating assets to support the increase in sales and operating activity at each of our businesses. Consolidated net loss, adjusted for non-cash activity, increased approximately $11.6 million in the first quarter of 2010 compared to the same period in 2009.
Cash flows used in investing activities totaled approximately $84.7 million, which reflects maintenance capital expenditures of approximately $1.0 million and costs associated with platform and add-on acquisitions totaling approximately $83.7 million.
Cash flows provided by financing activities totaled approximately $58.9 million, principally reflecting: (i) distributions paid to shareholders during the quarter totaling approximately $12.5 million; (ii) repayments of our Term Loan Facility of $0.5 million; and (iii) borrowings under our Revolving Credit Facility of $70.0 million to fund acquisitions; and (iv) receipt of approximately $2.1 million from investments in our recent acquisitions by noncontrolling shareholders.
At March 31, 2010 we had approximately $22.1 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
We had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $59.0 million;
•	American Furniture — approximately $64.2 million;
•	Anodyne — approximately $11.5 million;
•	Fox Factory — approximately $39.1 million;
•	HALO — approximately $46.0 million;
•	Liberty — approximately $44.1 million; and
•	Staffmark — approximately $80.6 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement; (iii) payments to CGM due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
We incurred non-cash charges to earnings of approximately $14.4 million during the three-months ended March 31, 2010 in order to recognize an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $26.5 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at March 31, 2010.
We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $75.5 million, which matures in December 2013.

The Term Loan Facility requires quarterly payments of $0.5 million which commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $70 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap was intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Facility Debt to a fixed- rate basis for a period of three years. The swap expires January 22, 2011.
At March 31, 2010 we had $70.5 million in outstanding borrowings under the Revolving Credit Facility. We repaid $70 million of these borrowings with the proceeds from our stock offering on April 13, 2010.
We had approximately $125.6 million in borrowing base availability under this facility at March 31, 2010. Letters of Credit totaling $67.7 million were outstanding at March 31, 2010. We currently have no exposure to failed financial institutions.
The following table reflects required and actual financial ratios as of March 31, 2010 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	5.66:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	7.55:1.0
Total Debt to Consolidated EBITDA	less than or equal to 3.5:1.0	1.47:1.0
We intend to use the availability under our Credit Agreement and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Agreement, to fund distributions and to provide for other working capital needs.

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution and reinvestment (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net loss and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009
(in thousands)	(unaudited)	(unaudited)
Net loss	$(15,287)	$(42,233)

Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,005	8,400
Supplemental put expense (reversal)	14,426	(8,159)
Noncontrolling stockholder charges and other	4,160	840
Deferred taxes	(2,121)	(24,780)
Amortization of debt issuance costs	418	470
Loss on debt repayment	—	3,652
Impairment expense	—	59,800
Changes in operating assets and liabilities	6,778	27,834

Net cash provided by operating activities	16,379	25,824

Add (deduct):
Unused fee on revolving credit facility (1)	842	855
Successful acquisition expense (2)	1,789	—
Staffmark integration and restructuring	—	1,891
Changes in operating assets and liabilities	(6,778)	(27,834)

Less:
Maintenance capital expenditures:
Advanced Circuits	40	34
American Furniture	12	378
Anodyne	176	104
Staffmark	482	362
Fox	151	19
Halo	89	217

Estimated cash flow available for distribution	$11,282	$(378)

Distribution paid – April 2010 and 2009	$14,238	$10,719

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents transaction costs for successful acquisitions that were expensed during the period.
Cash flows of certain of our businesses are seasonal in nature. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates over 70% of its operating income in the months of September through December.

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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2010:

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$177,687	$83,263	$23,225	$71,199	$—
Capital lease obligations	2,518	1,185	1,241	92	—
Operating lease obligations (b)	59,663	11,729	16,420	9,634	21,880
Purchase obligations (c)	154,267	95,381	31,885	27,001	—
Supplemental put obligation (d)	26,508	—	—	—	—

	$420,643	$191,558	$72,771	$107,926	$21,880

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of March 31, 2010, including: (i) shareholder distributions of $49.8 million, (ii) management fees of approximately $14 million per year over the next five years and, (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(d)	The supplemental put obligation represents the estimated liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation totaling $37.8 million, included as a component of long-term liabilities, which does not provide for annual estimated payments beyond one year.
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
The estimates employed and judgment used in determining critical accounting estimates have not changed from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2009 as filed with the SEC.
Recent Accounting Pronouncements
Refer to footnote C to our condensed consolidated financial statements.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2010. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2010.
The aforementioned evaluation of internal controls at Holdings and the Company does not include an evaluation of Liberty Safe as of March 31, 2010. Liberty Safe was acquired by the Company on March 31, 2010. There have been no material changes in internal control in financial reporting as a result of the acquisition of Liberty Safe. Footnote D to the Condensed Consolidated Financial Statements provides proforma data for the three months ended March 31, 2010 which gives the effect of the acquisition of Liberty Safe.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially from those disclosed in Part I, Item 3 of our 2009 Annual Report on Form 10-K as filed with the SEC on March 9, 2010.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our 2009 Annual Report on Form 10-K as filed with the SEC on March 9, 2010.

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

Date: May 10, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2010

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant