Form 10-Q
period 2010-06-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2010-08-09
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of August 1, 2010, there were 41,875,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2010

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	“Tridien Medical” refers to Anodyne Medical Device, Inc. doing business and known as Tridien Medical.

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of December 21, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $75.0 million Term Loan Facility, as of June 30, 2010, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
(in thousands)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,112	$31,495
Accounts receivable, less allowances of $5,688 at June 30, 2010 and $5,409 at December 31, 2009	196,745	165,550
Inventories	79,260	51,727
Prepaid expenses and other current assets	36,743	26,255

Total current assets	327,860	275,027
Property, plant and equipment, net	32,000	25,502
Goodwill	328,227	288,028
Intangible assets, net	239,619	216,365
Deferred debt issuance costs, less accumulated amortization of $5,929 at June 30, 2010 and $5,093 at December 31, 2009	4,637	5,326
Other non-current assets	17,439	20,764

Total assets	$949,782	$831,012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,005	$45,089
Accrued expenses	82,912	54,306
Due to related party	3,350	3,300
Revolver credit borrowings	13,200	500
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	19,827	22,126
Other current liabilities	2,556	2,566

Total current liabilities	176,850	129,887
Supplemental put obligation	29,073	12,082
Deferred income taxes	76,470	60,397
Long-term debt	73,000	74,000
Workers’ compensation liability	37,463	38,913
Other non-current liabilities	3,836	7,667

Total liabilities	396,692	322,946

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 41,875 shares issued and outstanding at June 30, 2010 and 36,625 shares issued and outstanding at December 31, 2009	560,819	485,790
Accumulated other comprehensive loss	(1,104)	(2,001)
Accumulated deficit	(90,747)	(46,628)

Total stockholders’ equity attributable to Holdings	468,968	437,161
Noncontrolling interest	84,122	70,905

Total stockholders’ equity	553,090	508,066

Total liabilities and stockholders’ equity	$949,782	$831,012

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net sales	$152,969	$118,178	$289,187	$230,090
Service revenues	251,353	169,350	468,754	332,352

Total revenues	404,322	287,528	757,941	562,442
Cost of sales	103,456	80,396	197,523	159,073
Cost of services	215,174	142,966	403,700	281,594

Gross profit	85,692	64,166	156,718	121,775

Operating expenses:
Staffing expense	20,300	17,539	39,907	38,479
Selling, general and administrative expense	42,555	34,239	84,936	71,994
Supplemental put expense (reversal)	2,565	(258)	16,991	(8,417)
Management fees	3,709	3,422	7,373	6,494
Amortization expense	7,477	6,250	13,600	12,446
Impairment expense	—	—	—	59,800

Operating income (loss)	9,086	2,974	(6,089)	(59,021)

Other income (expense):
Interest income	2	16	17	77
Interest expense	(2,860)	(2,695)	(5,561)	(6,237)
Amortization of debt issuance costs	(418)	(440)	(836)	(910)
Loss on debt extinguishment	—	—	—	(3,652)
Other income (expense), net	211	(611)	391	(690)

Income (loss) before income taxes	6,021	(756)	(12,078)	(70,433)
Provision (benefit) for income taxes	6,764	(606)	3,952	(28,050)

Net loss	(743)	(150)	(16,030)	(42,383)
Net income (loss) attributable to noncontrolling interest	717	(777)	1,399	(15,692)

Net income (loss) attributable to Holdings	$(1,460)	$627	$(17,429)	$(26,691)

Basic and fully diluted income (loss) per share attributable to Holdings	$(0.04)	$0.02	$(0.45)	$(0.83)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	40,998	32,758	38,824	32,145

Cash distributions declared per share	$0.34	$0.34	$0.68	$0.68

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Total
				Accumulated	Stockholders’
				Other	Equity	Non-	Total
	Number of		Accumulated	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	Deficit	Loss	to Holdings	Interest	Equity
Balance — December 31, 2009	36,625	$485,790	$(46,628)	$(2,001)	$437,161	$70,905	$508,066
Net loss	—	—	(17,429)	—	(17,429)	1,399	(16,030)
Other comprehensive income — cash flow hedge gain	—	—	—	897	897	—	897

Comprehensive loss	—	—	(17,429)	897	(16,532)	1,399	(15,133)
Issuance of Trust shares, net of offering costs	5,250	75,029	—	—	75,029	—	75,029
Contributions from noncontrolling interest holders	—	—	—	—	—	2,085	2,085
Option activity attributable to noncontrolling interest holders	—	—	—	—	—	5,039	5,039
Noncontrolling interest impact of ACI loan forgiveness (see Note N)	—	—	—	—	—	4,694	4,694
Distributions paid	—	—	(26,690)	—	(26,690)	—	(26,690)

Balance — June 30, 2010	41,875	$560,819	$(90,747)	$(1,104)	$468,968	$84,122	$553,090

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(16,030)	$(42,383)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	4,130	4,313
Amortization expense	13,600	12,446
Impairment expense	—	59,800
Amortization of debt issuance costs	836	910
Loss on debt extinguishment	—	3,652
Supplemental put expense (reversal)	16,991	(8,417)
Noncontrolling stockholder charges and other	7,441	460
Deferred taxes	(2,062)	(26,489)
Other	(160)	(221)
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	(18,184)	25,518
Increase in inventories	(19,307)	(4,209)
Increase in prepaid expenses and other current assets	(3,812)	(2,594)
Increase (decrease) in accounts payable and accrued expenses	24,126	(6,014)

Net cash provided by operating activities	7,569	16,772

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(83,721)	(1,713)
Purchases of property and equipment	(2,218)	(1,787)
Other investing activities	37	188

Net cash used in investing activities	(85,902)	(3,312)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	75,029	42,138
Borrowings under Credit Agreement	89,200	2,000
Repayments under Credit Agreement	(77,500)	(77,500)
Distributions paid	(26,690)	(21,437)
Swap termination fee	—	(2,517)
Net proceeds provided by noncontrolling interest	2,085	4,908
Debt issuance costs	(155)	—
Other	(19)	(373)

Net cash provided by (used in) financing activities	61,950	(52,781)

Net decrease in cash and cash equivalents	(16,383)	(39,321)
Cash and cash equivalents — beginning of period	31,495	97,473

Cash and cash equivalents — end of period	$15,112	$58,152

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2010
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
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2010 and June 30, 2009, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. G.A.A.P.”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal. Earnings from AFM Holdings Corporation (“AFM” or “American Furniture”) are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from CBS Personnel Holdings, Inc. (“Staffmark”) are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes and other payments associated with payroll paid to our employees. Earnings from HALO Lee Wayne LLC (“HALO”) are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates over two-thirds of its operating income in the months of September through December.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Note C —Recent accounting pronouncements
In March 2010, the Emerging Issues Task Force (“EITF”) reached a consensus related to guidance when applying the milestone method of revenue recognition. The consensus was issued by the Financial Accounting Standards Board (“FASB”) as an update to authoritative guidance for revenue recognition and will be effective beginning on January 1, 2011. The amended guidance provides criteria for identifying those deliverables in an arrangement that meet the definition of a milestone. In addition, the amended guidance includes enhanced quantitative and qualitative disclosure about the arrangements when an entity recognizes revenue using the milestone method. The Company does not expect the adoption of this guidance will have a significant impact on the condensed consolidated financial statements.
In February 2010, the FASB issued amended guidance for subsequent events, which was effective for the Company in February 2010. In accordance with the revised guidance, an SEC filer no longer will be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of the revised guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
Liberty’s results of operations are reported as a separate operating segment. There were no results of operations of Liberty recorded during the three months ended March 31, 2010 since the acquisition occurred on the last day of the first quarter. However, the $1.5 million acquisition-related costs discussed above were recorded in the Liberty operating segment in the first quarter and are reflected in the condensed consolidated results of operations for the six months ended June 30, 2010.

The table below includes the provisional recording of assets and liabilities assumed as of the acquisition date. The amounts recorded for inventory, property, plant and equipment, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Amounts
Recognized as
Liberty	of Acquisition
(in thousands)	Date
Assets:
Cash	$2,438
Accounts receivable, net (1)	10,109
Inventory	7,435
Other current assets	927
Property, plant and equipment	5,991
Intangible assets	27,756
Goodwill (2)	33,075
Other assets	1,935

Total assets	$89,666

Liabilities:
Current liabilities	$7,125
Other liabilities	55,884
Noncontrolling interest	1,085

Total liabilities and noncontrolling interest	$64,094

Costs of net assets acquired	$25,572
Loans to businesses	44,059

$69,631

(1)	Includes $10.5 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2)	Goodwill is not deductible for tax purposes.
The intangible assets preliminarily recorded in connection with the Liberty acquisition are as follows (in thousands):

		Estimated
Intangible assets	Amount	Useful Life
Customer relationships	$13,590	5
Technology	6,690	7
License agreements	3,300	3
Trade name	3,020	Indefinite
Non-compete agreements	640	5
Training documents	516	2

	$27,756
Acquisition of Circuit Express, Inc.
On March 11, 2010, the Company’s subsidiary, Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), completed the acquisition of Circuit Express, Inc. (“Circuit Express”), a manufacturer of rigid printed circuit boards primarily for aerospace and defense related customers, for approximately $16.1 million. The acquisition included three facilities, totaling 35,000 square feet of production space, in Tempe, Arizona. Goodwill of $6.9 million was recorded in connection with this acquisition and is not tax deductible. In addition to goodwill, ACI recorded $7.6 million related to customer relationships with an estimated useful life of 9 years, $0.8 million related to a trade name with an estimated useful life of 10 years and $0.3 million related to a non-compete agreement with an estimated useful life of 5 years. Further, ACI recorded approximately $2.4 million in property, plant and equipment, approximately $1.7 million in gross accounts receivable and approximately $0.2 million in other working capital items.
This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs, as well as the ability to provide manufacturing services to the U.S. military and defense related accounts.
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
Unaudited Pro Forma Information
The following unaudited pro forma data for the six months ended June 30, 2010 and 2009 gives effect to the acquisitions of Liberty and Circuit Express, as described above, as if the acquisitions had been completed as of January 1, 2009. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Six months ended June 30,
	2010	2009
(in thousands)
Net sales	$776,788	$606,123
Operating loss	(3,996)	(55,661)
Net loss	(15,440)	(41,726)
Note E – Operating segment data
At June 30, 2010, the Company had seven reportable operating segments. Each operating segment represents an acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	ACI, an electronic components manufacturing company, is a provider of prototype, quick-turn and production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.
•	AFM is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.
•	Fox Factory, Inc. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.
•	HALO serves as a one-stop shop for over 35,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives. HALO is headquartered in Sterling, Illinois.
•	Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.
•	Staffmark, a human resources outsourcing firm, is a provider of temporary staffing services in the United States. Staffmark serves approximately 6,400 corporate and small business clients. Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark is headquartered in Cincinnati, Ohio.
•	Tridien Medical (“Tridien”) is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

The tabular information that follows shows data of operating segments reconciled to amounts reflected in the condensed consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for each operating segment, except Fox, in each of the years presented below. Fox recorded net sales to locations outside the United States, principally Asia, of $21.0 million for the three months ended June 30, 2010 and 2009, respectively, and $42.4 million and $34.4 million for the six months ended June 30, 2010 and 2009, respectively. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related charges not pushed down to the segments which are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2010 and 2009, respectively, is presented below (in thousands):
Net sales of operating segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
ACI	$19,382	$10,775	$33,866	$22,763
American Furniture	33,308	34,080	77,288	75,584
Fox	34,658	29,855	67,390	49,960
Halo	35,277	29,461	64,981	56,172
Liberty	13,579	—	13,579	—
Staffmark	251,354	169,350	468,756	332,352
Tridien	16,764	14,007	32,081	25,611

Total	404,322	287,528	757,941	562,442
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$404,322	$287,528	$757,941	$562,442

Profit of operating segments (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
ACI	$6,258	$4,400	$7,202	$8,024
American Furniture	1,185	1,957	3,898	4,159
Fox	3,014	2,025	5,876	1,176
Halo	238	(65)	(537)	(2,117)
Liberty (2)	(169)	—	(1,619)	—
Staffmark(3)	6,243	(1,459)	5,411	(59,930)
Tridien	3,402	1,727	5,636	2,871

Total	20,171	8,585	25,867	(45,817)
Reconciliation of segment profit to consolidated
income (loss) before income taxes:

Interest expense, net	(2,858)	(2,679)	(5,544)	(6,160)
Other income (expense)	211	(611)	391	(690)
Corporate and other (4)	(11,503)	(6,051)	(32,792)	(17,766)

Total consolidated income (loss) before income taxes
	$6,021	$(756)	$(12,078)	$(70,433)

(1)	Segment profit (loss) represents operating income (loss).

(2)	The six months ended June 30, 2010 results include $1.5 million of acquisition-related costs incurred in connection with the acquisition of Liberty expensed in accordance with acquisition accounting.

(3)	Includes $50.0 million of goodwill impairment during the six months ended June 30, 2009.

(4)	Includes fair value adjustments related to the supplemental put liability and the call option of a noncontrolling shareholder. See Note I.

	Accounts	Accounts
	Receivable	Receivable
	June 30, 2010	December 31, 2009
Accounts receivable
ACI	$5,436	$2,762
American Furniture	13,055	12,032
Fox	17,860	15,590
Halo	21,629	25,103
Liberty	7,901	—
Staffmark	129,288	106,394
Tridien	7,264	9,078

Total	202,433	170,959
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	202,433	170,959

Allowance for doubtful accounts	(5,688)	(5,409)

Total consolidated net accounts receivable	$196,745	$165,550

					Depreciation and		Depreciation and
					Amortization Expense		Amortization Expense
		Goodwill	Identifiable	Identifiable	for the Three Months		for the Six Months
	Goodwill	Dec. 31,	Assets	Assets	Ended June 30,		Ended June 30,
	June 30, 2010	2009	June 30, 2010(1)	Dec. 31, 2009(1)	2010	2009	2010	2009
Goodwill and identifiable assets of operating segments
ACI	$57,655	$50,716	$31,011	$19,252	$1,146	$947	$2,051	$1,890
American Furniture	41,435	41,435	65,918	63,123	788	971	1,564	1,960
Fox	31,372	31,372	84,338	73,714	1,534	1,601	3,060	3,249
Halo	39,252	39,060	46,090	43,647	787	839	1,627	1,694
Liberty	33,068	—	44,945	—	1,605	—	1,605	—
Staffmark	89,715	89,715	82,672	85,230	1,871	1,992	3,766	4,020
Tridien	19,555	19,555	20,569	20,584	620	691	1,228	1,357

Total	312,052	271,853	375,543	305,550	8,351	7,041	14,901	14,170
Reconciliation of segment to consolidated total:

Corporate and other identifiable assets	—	—	49,267	71,884	1,374	1,318	2,829	2,589
Amortization of debt issuance costs	—	—	—	—	418	440	836	910
Goodwill carried at Corporate level (2)	16,175	16,175	—	—	—	—	—	—

Total	$328,227	$288,028	$424,810	$377,434	$10,143	$8,799	$18,566	$17,669

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note F – Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Machinery, equipment and software	$29,675	$23,842
Office furniture and equipment	12,052	8,837
Leasehold improvements	7,426	6,182

	49,153	38,861
Less: accumulated depreciation	(17,153)	(13,359)

Total	$32,000	$25,502

Depreciation expense was $2.2 million and $4.1 million for the three and six months ended June 30, 2010, respectively, and $2.1 million and $4.3 million for the three and six months ended June 30, 2009, respectively.
Inventory is comprised of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$54,748	$34,764
Finished goods	25,922	18,003
Less: obsolescence reserve	(1,410)	(1,040)

Total	$79,260	$51,727

Note G — Goodwill and other intangible assets
Goodwill
The Company completed its analysis of the 2010 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2010. For each reporting unit, the analysis indicates that the fair value of the reporting unit exceeded its carrying value and as a result the carrying value of goodwill was not impaired.
A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2010 and the year ended December 31, 2009, is as follows (in thousands):

	Six months	Year ended
	ended June 30,	December 31,
	2010	2009
Beginning balance:
Goodwill	$338,028	$339,095
Accumulated impairment losses	(50,000)	—

	288,028	339,095

Impairment losses	—	(50,000)
Acquisition of businesses (1)	40,180	1,009
Adjustment to purchase accounting	19	(2,076)

Total adjustments	40,199	(51,067)

Ending balance:
Goodwill	378,227	338,028
Accumulated impairment losses	(50,000)	(50,000)

	$328,227	$288,028

(1)	Relates to the purchase of Liberty Safe, Circuit Express and Relay Gear. Refer to Note D.

Other intangible assets
Other intangible assets are comprised of the following at June 30, 2010 and December 31, 2009 (in thousands):

			Weighted
	June 30,	December 31,	Average
	2010	2009	Useful Lives
Customer relationships	$210,383	$188,773	11
Technology	44,649	37,959	8
Trade names, subject to amortization	26,080	25,300	12
Licensing and non-compete agreements	8,688	4,451	3
Distributor relations and other	1,896	1,380	4

	291,696	257,863

Accumulated amortization customer relationships	(57,874)	(48,677)
Accumulated amortization technology	(14,004)	(11,360)
Accumulated amortization trade names, subject to amortization	(4,371)	(3,383)
Accumulated amortization licensing and non-compete agreements	(4,235)	(3,613)
Accumulated amortization distributor relations and other	(945)	(797)

Total accumulated amortization	(81,429)	(67,830)
Trade names, not subject to amortization	29,352	26,332

Total intangibles, net	$239,619	$216,365

Amortization expense was $7.5 million and $13.6 million for the three and six months ended June 30, 2010, respectively, and $6.3 million and $12.4 million for the three and six months ended June 30, 2009, respectively.
Note H — Debt
The Credit Agreement at June 30, 2010 provides for a Revolving Credit Facility totaling $340 million, which matures in December 2012, and a Term Loan Facility with a balance of $75.0 million at June 30, 2010, which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The fair value of the Term Loan Facility as of June 30, 2010 was approximately $71.4 million, and was calculated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
The Company had $13.2 million in outstanding borrowings under its Revolving Credit Facility at June 30, 2010. The Company had approximately $198.2 million in borrowing base availability under its Revolving Credit Facility at June 30, 2010. Letters of credit outstanding at June 30, 2010 totaled approximately $67.7 million. At June 30, 2010, the Company was in compliance with all covenants.
Note I — Fair value measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at June 30, 2010
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability – interest rate swap	$1,104	$—	$1,104	$—
Supplemental put obligation	29,073	—	—	29,073
Call option of noncontrolling shareholder (1)	2,550	—	—	2,550
Put option of noncontrolling shareholders (2)	50	—	—	50

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2009
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability – interest rate swap	$2,001	$—	$2,001	$—
Supplemental put obligation	12,082	—	—	12,082
Call option of noncontrolling shareholder	200	—	—	200
A reconciliation of the change in the carrying value of our level 3 supplemental put liability from January 1, 2010 through June 30, 2010 and from January 1, 2009 through June 30, 2009 is as follows (in thousands):

	2010	2009
Balance at January 1	$12,082	$13,411
Supplemental put expense (reversal)	14,426	(8,159)

Balance at March 31	26,508	5,252
Supplemental put expense (reversal)	2,565	(258)

Balance at June 30	$29,073	$4,994

A reconciliation of the change in the carrying value of our level 3 call option of a noncontrolling shareholder from January 1, 2010 through June 30, 2010 is as follows (in thousands):

2010
Balance at January 1	$200
Fair Value adjustment to Call option	—

Balance at March 31	200
Fair Value adjustment to Call option (1)	2,350

Balance at June 30	$2,550

(1)	Represents a fair value adjustment to a call option of a noncontrolling shareholder of Tridien associated with an increase in the equity value of Tridien.
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
The Company’s objective for entering into the Swap is to manage the interest rate exposure on a portion of its Term Loan Facility by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The Swap is designated as a cash flow hedge with changes in the fair value of the Swap recorded in stockholders’ equity as a component of accumulated other comprehensive loss as the Swap is completely effective. For the three and six months ended June 30, 2010, the Company recorded a $0.6 million gain and $0.9 million gain, respectively, to accumulated other comprehensive loss, which reflects that portion of comprehensive loss reclassified to net loss during the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, the Company recorded a $0.3 million gain and a $0.4 million gain to accumulated other comprehensive loss.
The following table provides the fair value of the Company’s cash flow hedge, as well as its location on the balance sheet as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,	Balance Sheet
	2010	2009	Location
Liability
Cash flow hedge current	$1,104	$1,620	Other current liabilities
Cash flow hedge non-current	—	381	Other non-current liabilities

Total	$1,104	$2,001

Note K – Comprehensive income (loss)
The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Holdings	$(1,460)	$627	$(17,429)	$(26,691)
Other comprehensive income:
Unrealized gain on cash flow hedge	578	266	897	395
Reclassification adjustment for cash flow hedge
losses realized in net loss	—	—	—	2,517

Total other comprehensive income	578	266	897	2,912

Total comprehensive income (loss)	$(882)	$893	$(16,532)	$(23,779)

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
Distributions:
•	On January 28, 2010, the Company paid a distribution of $0.34 per share to holders of record as of January 22, 2010.

•	On April 30, 2010, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2010.

•	On July 30, 2010, the Company paid a distribution of $0.34 per share to holders of record as of July 23, 2010.

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
Note M – Warranties
The Company’s Fox, Liberty and Tridien operating segments estimate the Company’s exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows (in thousands):

	June 30, 2010	December 31, 2009
Warranty liability:
Beginning balance	$1,529	$1,577
Accrual	1,014	1,451
Warranty payments	(704)	(1,499)
Other (1)	315	—

Ending balance	$2,154	$1,529

(1)	Represents warranty liabilities acquired related to Liberty Safe.
Note N – Noncontrolling interest
Advanced Circuits
On January 12, 2010, in connection with a 2009 loan forgiveness arrangement, a portion of the outstanding loan was repaid with Class A common stock of Advanced Circuits valued at $47.50 per share ($4.75 million). The effect of this transaction lowered the noncontrolling interest ownership percentage from approximately 30% to 25%.
During the first quarter of 2010, certain members of ACI management were granted 0.1 million stock options in ACI common stock. These options were fully vested on grant date and as a result the Company recorded a $3.8 million non-cash expense during the six months ended June 30, 2010 to selling, general and administrative expense on the condensed consolidated statement of operations.
Note O – Income tax
Each fiscal quarter the Company estimates its annual effective tax rate and applies that rate to its interim earnings. In this regard the Company reflects the tax impact of certain unusual or infrequently occurring items, the effects of changes in tax laws or rates, in the interim period in which they occur.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, the projected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, as additional information is obtained or as the tax environment changes.
Our effective income tax rate (benefit) for the three and six months ended June 30, 2010 was 112.3% and 32.7%, respectively, compared with (80.1%) and (39.8%) for the comparable three and six months ended June 30, 2009. The effective income tax rate for the three and six months ended June 30, 2010 includes a discrete benefit from tax credits earned by Staffmark during the first quarter of 2010 together with a significant loss at the Company’s parent, which is taxed as a partnership, and is due largely to the expense associated with the supplemental put (see Note I).

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three and six months ended June 30, 2010 and June 30, 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
United States Federal Statutory Rate	35.0%	(35.0%)	(35.0%)	(35.0%)
State income taxes (net of Federal benefits)	7.9	16.6	4.5	(0.6)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	34.2	(9.4)	65.5	(1.8)
Credit utilization	(9.7)	(42.3)	(10.5)	(1.0)
Non-deductible acquisition costs	—	—	4.2	—
Quarterly effective tax rate adjustment	46.4 (1)	—	3.4	—
Other	(1.5)	(10.0)	0.6	(1.4)

Effective income tax rate	112.3%	(80.1%)	32.7%	(39.8%)

(1)	Reflects revision in quarterly tax estimate for Staffmark resulting from revised forecasted earnings.

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
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of approximately 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
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
We have begun to see a recent uptick in deal flow activity compared to fiscal 2009 even though deal flow is below activity experienced in years prior to 2009.
2010 Highlights
Acquisitions
On March 31, 2010, we purchased a controlling interest in Liberty Safe and Security Products, Inc. (“Liberty” or “Liberty Safe”), with headquarters in Payson, Utah. Liberty is a premier designer, manufacturer and marketer of home and gun safes in North America. Liberty manufactures and sells a wide range of home and gun safes in a broad assortment of sizes, features and styles which are sold in various sporting goods, farm and fleet and home improvement retailers. We made loans to and purchased a controlling interest in Liberty for approximately $69.6 million, representing approximately 88% of the equity in Liberty on a fully diluted basis. We incurred approximately $1.5 million in transaction costs in addition to the purchase price.
On March 11, 2010, our majority owned subsidiary Advanced Circuits acquired Circuit Express, Inc. (“Circuit Express”), based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. We incurred approximately $0.3 million in transaction costs in addition to the purchase price.
Common stock offering
On April 13, 2010, we completed a public offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to us, after deducting underwriter’s discount and offering costs, totaled approximately $75.0 million. We used $70.0 million of the proceeds to pay down our Revolving Credit Facility.
Outlook
Sales and operating income during the first half of 2010 increased at each of our businesses, with the exception of Liberty Safe, when compared to the first six months of 2009 and seasonally adjusted fourth quarter of 2009. These results are consistent with the increase in the overall economy. Gross domestic product (“GDP”), a measure of the total production of goods and services, increased during the first two quarters of 2010. This marks the fourth sequential quarterly increase in the GDP following four consecutive decreases. We are cautiously optimistic and believe that we will experience continued growth in sales and operating income at each of our businesses, with the possible exception of Liberty Safe, through the remainder of 2010. In addition, although we believe the economy will rebound in 2010 relative to 2009, we also believe that credit will remain scarce, which may benefit our acquisition model, as we do not rely on separate third-party financing as a component to closing on our acquisitions.
We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008	March 31, 2010
Advanced Circuits	Tridien	HALO	American Furniture	Fox	Liberty Safe

Staffmark
Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(in thousands)		Pro-forma(1)	Pro-forma(1)	Pro-forma(1)
Net sales	$404,322	$305,079	$773,874	$598,044
Cost of sales	318,630	235,353	612,349	466,880

Gross profit	85,692	69,726	161,525	131,164
Staffing, selling, general and administrative expense	62,855	54,042	125,215	114,589
Fees to manager	3,709	3,547	7,498	6,744
Supplemental put expense (reversal)	2,565	(258)	16,991	(8,417)
Amortization of intangibles	7,477	7,540	14,890	15,026
Impairment expense	—	—	—	59,800

Income (loss) from operations	$9,086	$4,855	$(3,069)	$(56,578)

(1)	Pro-forma results of operations include pro-forma adjustments in connection with our acquisition of Liberty Safe on March 31, 2010. See Results of Operations — Our Businesses for a more detailed discussion of these adjustments.
Net sales
On a consolidated basis, net sales increased $99.2 million and $175.8 million in the three and pro-forma six month periods ended June 30, 2010, respectively, compared to the same pro-forma periods in 2009. These increases for both the three and six month periods are due principally to increased revenues at Staffmark, Advanced Circuits, American Furniture, Tridien, Fox and Halo segments offset in part by decreased net sales at Liberty Safe. Revenues at Staffmark increased $82.0 million and $136.4 million during the three and six month periods ended June 30, 2010 compared to the same periods in 2009. Refer to Results of Operations — Our Businesses for a more detailed analysis of net sales.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $83.3 million and $145.5 million in the three and pro-forma six month periods ended June 30, 2010, respectively, compared to the same pro-forma periods in 2009. These increases are due almost entirely to the corresponding increase in net sales. Refer to Results of Operations — Our Businesses for a more detailed analysis of cost of sales.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense increased approximately $8.8 million and $10.6 million in the three and pro-forma six month periods ended June 30, 2010, respectively, compared to the same pro-forma periods in 2009. These increases are due principally to (i) increases in costs directly tied to sales, such as commissions and direct customer support services; (ii) acquisition costs directly related to our first quarter platform and add-on acquisitions totaling approximately $1.9 million; and (iii) non-cash stock compensation expense at Advanced Circuits totaling approximately $3.8 million. Refer to Results of Operations — Our Businesses for a more detailed analysis of staffing, selling, general and administrative expense by segment. At the corporate level, selling, general and administrative expense increased approximately $2.2 million and $2.0 million in the three and six months ended June 30, 2010, respectively compared to the same periods in 2009. This increase is principally due to a non-cash charge of approximately $2.3 million related to the increase in value of a call option granted by the Company in 2008 to the former CEO of Tridien.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended June 30, 2010 and pro-forma three months ended June 30, 2009, we incurred approximately $3.7 million and $3.5 million, respectively, in expense for these fees. For the pro-forma six-months ended June 30, 2010 and 2009 we incurred approximately $7.5 million and $6.7 million, respectively, in expense for these fees. The increase in management fees for the three and pro-forma six months ended June 30, 2010 is due principally to the increase in consolidated adjusted net assets as of June 30, 2010 resulting from the Liberty Safe acquisition and the increased sales and operating income from our existing businesses in 2010.
Supplemental put expense
Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. We accrue for the supplemental put expense on a quarterly basis. For the three and six-months ended June 30, 2010 we incurred approximately $2.6 million and $17.0 million, respectively, in expense compared to a reversal of these charges of $0.3 million and $8.4 million for the corresponding periods in 2009. The increase in supplemental put expense in both the three and six months ended June 30, 2010 compared to the same periods in 2009 is attributable to the increase in the fair value of our businesses during 2010.
Impairment expense
We incurred an impairment charge in the first quarter of 2009 totaling $59.8 million. The portion of the impairment charge that was attributable to impaired goodwill at Staffmark was $50.0 million. The remaining $9.8 million reflected a write off of the unamortized CBS Personnel trade name as a result of rebranding the business to Staffmark. We have completed our annual impairment analysis of goodwill as of March 31, 2010 and there was no indication of goodwill impairment at any of our reporting units.
Results of Operations — Our Businesses
The following discussion reflects a comparison of the historical, and where appropriate, pro-forma results of operations for each of our businesses for the three- and six-month periods ending June 30, 2010 and June 30, 2009, which we believe is the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.
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
On March 11, 2010, Advanced Circuits acquired Circuit Express, an Arizona based provider of high technology, quick-turn PCBs for approximately $16.1 million. This acquisition expands Advanced Circuits capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs as well as the ability to provide manufacturing services to the U.S. military and defense related accounts. Circuit Express operating results for the period from March 11, 2010 to June 30, 2010 only, are included in the following table.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three- and six-month periods ended June 30, 2010 and June 30, 2009.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$19,382	$10,775	$33,866	$22,763
Cost of sales	8,817	4,603	15,034	9,654

Gross profit	10,565	6,172	18,832	13,109
Selling, general and administrative expense	3,425	979	10,030	3,501
Fees to manager	125	125	250	250
Amortization of intangibles	757	668	1,350	1,334

Income from operations	$6,258	$4,400	$7,202	$8,024

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Net sales
Net sales for the three months ended June 30, 2010 were approximately $19.4 million compared to approximately $10.8 million for the same period in 2009, an increase of approximately $8.6 million or 79.9%. Increased sales from long-lead time and sub-contract PCBs ($3.3 million), quick-turn production ($2.4 million) and prototype PCBs ($2.3 million) are primarily responsible for this increase. Assembly sales increased approximately $0.6 million during the three months ended June 30, 2010. Sales from quick-turn and prototype PCBs represented approximately 63.9% of gross sales in the three months ended June 30, 2010 compared to 70.0% in the same period of 2009. Quick turn and prototype sales as a percentage of sales was higher than normal in 2009 due to the significant reduction in long-lead and sub-contract PCBs. The 2010 results are more in line with previous quarters. Net sales attributable to Circuit Express during the quarter were approximately $5.2 million.
Cost of sales
Cost of sales for the three months ended June 30, 2010 increased approximately $4.2 million. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 54.5% during the three months ended June 30, 2010 compared to 57.3% in 2009. The decrease in gross profit as a percentage of sales in 2010 is largely the result of lower margins earned on the Circuit Express sales during the quarter.
Selling, general and administrative expense
Selling, general and administrative expense increased $2.4 million during the three months ended June 30, 2010 compared to the same period in 2009. This increase is due principally to the impact of reversing a portion of the management loan forgiveness cost of $1.3 million in 2009 coupled with the costs associated with operating Circuit Express in 2010, which totaled approximately $1.3 million during the quarter, offset in part by minor decreases in other costs.
Income from operations
Income from operations for the three months ended June 30, 2010 was approximately $6.3 million, an increase of $1.9 million over the same period in 2009, primarily as a result of those factors described above.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Net sales
Net sales for the six months ended June 30, 2010 were approximately $33.9 million compared to approximately $22.8 million for the same period in 2009, an increase of approximately $11.1 million or 48.8%. Increased sales from long-lead time and sub-contract PCBs ($4.6 million), quick-turn production ($3.1 million) and prototype PCBs ($2.5 million) are principally responsible for the increase. Assembly sales increased $0.7 million in 2010. Sales from quick-turn and prototype PCBs represented approximately 63.4% of net sales in the six months ended June 30, 2010 compared to 73.3% in the same period of 2009. The 2009 percentage of sales for quick turn and prototype sales was higher than normal because those sales were impacted less by the then slumping economy. Net sales attributable to Circuit Express were approximately $6.2 million during 2010.
Cost of sales
Cost of sales for the six months ended June 30, 2010 was approximately $15.0 million compared to approximately $9.7 million for the same period in 2009, an increase of approximately $5.4 million or 55.7%. The increase in cost of sales is almost entirely due to the increase in sales. Gross profit as a percentage of sales was 55.6% in 2010 compared to 57.6% during the six months ended June 30, 2009. The decrease in gross profit as a percentage of sales in 2010 is largely the result of lower margins earned on the Circuit Express sales during 2010.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $6.5 million in the six months ended June 30, 2010 compared to same period in 2009 due to a combination of the following; (i) the reversal of loan forgiveness charges in 2009 ($1.2 million); (ii) non-cash stock compensation costs resulting from options issued to management in 2010 ($3.8 million), and (iii) overhead costs directly associated with Circuit Express ($1.6 million).
Income from operations
Income from operations was approximately $7.2 million for the six months ended June 30, 2010 compared to $8.0 million for the same period in 2009, a decrease of $0.8 million based principally on the factors described above.
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
Results of Operations
The table below summarizes the income from operations data for American Furniture for the three and six-month periods ended June 30, 2010 and June 30, 2009.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$33,308	$34,080	$77,288	$75,584
Cost of sales	26,874	26,746	62,819	60,311

Gross profit	6,434	7,334	14,469	15,273
Selling, general and administrative expense	4,578	4,519	9,229	9,397
Fees to manager	125	125	250	250
Amortization of intangibles	546	733	1,092	1,467

Income from operations	$1,185	$1,957	$3,898	$4,159

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Net sales
Net sales for the three months ended June 30, 2010 decreased approximately $0.8 million over the corresponding three months ended June 30, 2009. Stationary product net sales increased approximately $0.1 million and recliner product sales increased $0.2 million, offset in part by a decrease in motion product sales totaling approximately $1.0 million. Net sales of other products (tables, rugs) increased approximately $0.1 million in 2010. The increase in stationary product sales is due primarily to an improved retail environment, particularly in the lower cost categories. The decrease in motion product sales is the result of the softer retail environment in the more expensive product categories such as our motion products and the increasing presence of Asian import products which often offers a better overall value proposition to customers.
Cost of sales
Cost of sales was flat in the three months ended June 30, 2010 compared to the same period of 2009 despite the decrease in sales. Gross profit as a percentage of sales was 19.3% in the three months ended June 30, 2010 compared to 21.5% in the corresponding period in 2009. The decrease in gross profit as a percentage of sales of approximately 220 basis points in 2010 is principally attributable to greater business interruption insurance proceeds recorded in the second quarter of 2009 which accounts for almost 1.5% of the quarter over quarter increase. Excluding the insurance proceeds in 2009, gross profit decreased approximately 0.7% in 2010, which is largely attributable to the increase in fuel prices and freight cost.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2010, increased approximately $0.1 million compared to the same period of 2009. This increase is primarily due to higher advertising costs.
Amortization of intangibles
Intangible amortization decreased approximately $0.2 million in the quarter ended June 30, 2010 compared to the same period in 2009 due to the expiration of non-compete agreements that were being amortized in 2009.
Income from operations
Income from operations decreased approximately $0.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, principally due to the factors described above.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Net sales
Net sales for the six months ended June 30, 2010 increased approximately $1.7 million over the corresponding six months ended June 30, 2009. Stationary product net sales increased approximately $3.6 million and recliner product sales increased $0.6 million, offset in part by a decrease in motion product sales totaling approximately $2.5 million. The increase in stationary product sales is due primarily to an improved retail environment, particularly in the lower cost categories. The decrease in motion product sales is the result of the softer retail environment in the more expensive product categories such as our motion products and the increasing presence of Asian import products which often offers a better overall value proposition to customers.
Cost of sales
Cost of sales increased by approximately $2.5 million in the six months ended June 30, 2010 compared to the same period of 2009 and is due to the corresponding increase in sales. Gross profit as a percentage of sales was 18.7% in the six months ended June 30, 2010 compared to 20.2% in the corresponding period in 2009. The decrease in gross profit as a percentage of sales of approximately 150 basis points in 2010 is principally attributable to greater business interruption insurance proceeds recorded in the first half of 2009, which accounts for almost 1.7% of the quarter over quarter increase. Excluding the insurance proceeds in 2009, gross profit increased approximately 0.2% in 2010, which is the result of the combination of labor savings due to the increasing number of cut and sew kits from China, offset in part by increases in fuel and freight costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2010, decreased approximately $0.2 million compared to the same period of 2009. This decrease period over period is primarily due to lower insurance expense for 2010 ($0.5 million), offset in part by an increase in bad debt expense ($0.3 million).

Amortization of intangibles
Intangible amortization decreased approximately $0.4 million in the quarter ended June 30, 2010 compared to the same period in 2009 due to the expiration of non-compete agreements that were being amortized in 2009.
Income from operations
Income from operations decreased approximately $0.3 million in the six-months ended June 30, 2010 compared to the same period in 2009 principally due to the factors described above.
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
Fox sells to over 200 OEM and over 7,600 Aftermarket customers across its market.
Results of Operations
The table below summarizes the income from operations data for Fox Factory for the three- and six-month periods ended June 30, 2010 and June 30, 2009.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$34,658	$29,855	$67,390	$49,960
Cost of sales	24,776	21,380	48,034	36,259

Gross profit	9,882	8,475	19,356	13,701
Selling, general and administrative expense	5,439	5,021	10,622	9,667
Fees to manager	125	125	250	250
Amortization of intangibles	1,304	1,304	2,608	2,608

Income from operations	$3,014	$2,025	$5,876	$1,176

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Net sales
Net sales for the three months ended June 30, 2010 increased $4.8 million or 16.1% compared to the corresponding three months ended June 30, 2009. The increase in net sales is primarily attributable to increases in sales in the powered vehicles sector. Sales increases in the powered vehicles sector were largely due to increases in sales of suspension products to Ford Motor Company for use in its F-150 Raptor off-road pickup, and sales to ATV OEMs.
Cost of sales
Cost of sales for the three months ended June 30, 2010 increased approximately $3.4 million compared to the corresponding period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales was fairly flat during the three months ended June 30, 2010 (28.5% at June 30, 2010 vs. 28.4% at June 30, 2009) as efficiencies achieved associated with the increase in volume were offset in part by an unfavorable channel mix in 2010 as a larger proportion of total net sales were in the OEM category, which typically carries lower margins than Aftermarket sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2010 increased $0.4 million over the corresponding three month period in 2009. This increase is the result of increases in engineering, sales and marketing costs to support the sales growth.
Income from operations
Income from operations for the three months ended June 30, 2010 increased approximately $1.0 million compared to the corresponding period in 2009 based principally on the increase in net sales and other factors described above.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Net sales
Net sales for the six months ended June 30, 2010 increased $17.4 million or 34.9% compared to the corresponding six month period ended June 30, 2009. The increase in net sales is largely attributable to increases in sales in the mountain biking sector as well as increases in sales in the powered vehicles sector. Sales increases in the mountain biking sector were due to strong sales at the end of Fox’s prior model year compared to seasonally weak sales in 2009. Sales increases in the powered vehicles sector were largely due to increases in sales of suspension products to Ford Motor Company for use in its F-150 Raptor off-road pickup, and sales to ATV OEMs.
Cost of sales
Cost of sales for the six months ended June 30, 2010 increased approximately $11.8 million compared to the corresponding period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales increased during the six months ended June 30, 2010 (28.7% at June 30, 2010 vs. 27.4% at June 30, 2009) due to manufacturing efficiencies achieved associated with the increase in volume. This was offset in part by an unfavorable channel mix in 2010 as a larger proportion of total net sales were in the OEM category which typically carries lower margins than Aftermarket sales.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2010 increased $1.0 million over the corresponding six month period in 2009. This increase is the result of increases in engineering, sales and marketing costs to support the sales growth.
Income from operations
Income from operations for the six months ended June 30, 2010 increased approximately $4.7 million compared to the corresponding period in 2009 based principally on the significant increase in net sales and other factors described above.
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
HALO acquired the promotional products distributor Relay Gear in February 2010.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and over 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.

Results of Operations
The table below summarizes the income from operations data for HALO for the three-month and six-month periods ended June 30, 2010 and June 30, 2009:

	Three-months ended		Six-months ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$35,277	$29,461	$64,981	$56,172
Cost of sales	21,599	17,705	39,574	34,678

Gross profit	13,678	11,756	25,407	21,494
Selling, general and administrative expense	12,714	11,059	24,476	22,089
Fees to manager	125	125	250	250
Amortization of intangibles	601	637	1,218	1,272

Income (loss) from operations	$238	$(65)	$(537)	$(2,117)

Three-months ended June 30, 2010 compared to the three-months ended June 30, 2009.
Net sales
Net sales for the three months ended June 30, 2010 increased approximately $5.8 million or 19.7% over the corresponding three months ended June 30, 2009. Net sales attributable to acquisitions made since June 30, 2009 accounted for approximately $1.2 million in net sales during the three months ended June 30, 2010. Sales to existing accounts increased approximately $4.6 million during the three months ended June 30, 2010 compared to the same period in 2009 as a result of increased advertising spending in 2010 compared to 2009 due to more favorable overall economic conditions.
Cost of sales
Cost of sales for the three months ended June 30, 2010 increased approximately $3.9 million compared to the same period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.8% and 39.9% of net sales for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. The decrease in gross profit as a percentage of sales in 2010 is due to an unfavorable sales channel mix compared to the second quarter of 2009.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2010 increased approximately $1.7 million compared to the same period in 2009. This increase is largely the result of increased direct commission expense as a result of the increase in net sales ($1.0 million), increases in Halo’s group insurance expense ($0.3 million) and increases in sales and use tax.
Amortization of intangibles
Amortization expense decreased slightly (less than $0.1 million) in the three months ended June 30, 2010 compared to the same period in 2009. This decrease is the result of intangible assets from certain prior year acquisitions that have become amortized.
Income (loss) from operations
Income from operations increased $0.3 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 based on the factors described above, particularly the increase in net sales.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Net sales
Net sales for the six months ended June 30, 2010 increased approximately $8.8 million or 15.7% over the corresponding period in 2009. Net sales attributable to acquisitions made since June 30, 2009 accounted for approximately $1.4 million in net sales during the six months ended June 30, 2010. Sales to existing accounts increased approximately $7.4 million during the six months ended June 30, 2010 compared to the same period in 2009 as a result of increased advertising spending in 2010 compared to 2009 due to more favorable overall economic conditions.
Cost of sales
Cost of sales for the six months ended June 30, 2010 increased approximately $4.9 million compared to the same period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.1% and 38.3% of net sales for the six month periods ended June 30, 2010 and June 30, 2009, respectively. The increase in gross profit as a percentage of sales in 2010 is due to a favorable sales channel mix experienced in the first quarter of 2010.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2010 increased approximately $2.4 million. This increase is largely the result of increased direct commission expense in 2010 as a result of the increase in net sales ($1.6 million), increased group insurance expense ($0.3 million) and increased sales and use taxes incurred ($0.2 million).
Amortization of intangibles
Amortization expense decreased slightly (less than $0.1 million) in the six months ended June 30, 2010 compared to the same period in 2009. This decrease is the result of intangible assets from certain prior year acquisitions that have become amortized.
Loss from operations
Loss from operations was approximately $0.5 million and $2.1 million during the six months ended June 30, 2010 and 2009, respectively, based principally on those factors described above.
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 200,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods and home improvement retail outlets (“National sales”). Liberty has the largest independent dealer network in the industry.
Historically, approximately 60% of Liberty Safe’s net sales are National sales and 40% are Dealer sales.
Pro-forma Results of Operations
The table below summarizes the results of operations for Liberty Safe for the three-months ended June 30, 2010 and the pro-forma results of operations data for the three-months ended June 30, 2009 and the pro-forma results of operations for the six-month periods ended June 30, 2010 and 2009. We acquired Liberty Safe on March 31, 2010. The following operating results are reported as if we acquired Liberty Safe on January 1, 2009.

	Three-months ended		Six-months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(in thousands)		(Pro-forma)	(Pro-forma)	(Pro-forma)
Net sales	$13,579	$17,551	$29,512	$35,602
Cost of sales	10,185	11,991	21,311	26,213

Gross profit	3,394	5,560	8,201	9,389
Selling, general and administrative expense (a)	2,148	2,264	3,970	4,116
Fees to manager	125	125	250	250
Amortization of intangibles (b)	1,290	1,290	2,580	2,580

Income (loss) from operations	$(169)	$1,881	$1,401	$2,443

Pro-forma results of operations of Liberty Safe for the three months ended June 30, 2009 and the six-month periods ended June 30, 2010 and 2009 include the following pro-forma adjustments:

(a)	Selling, general and administrative costs were reduced by $4.9 million in the six-months ended June 30, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

(b)	An increase in amortization of intangible assets totaling $0.6 million in both the three-month period ended June 30, 2009 and six-month period ended June 30, 2010 and $1.2 million in the six-month period ended June 30, 2009. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Liberty Safe.

Three-months ended June 30, 2010 compared to the pro-forma three-months ended June 30, 2009.
Net sales
Net sales for the three months ended June 30, 2010 decreased approximately $4.0 million over the corresponding three months ended June 30, 2009. National sales were approximately $7.8 million in the three months ended June 30, 2010 compared to $11.0 million in the same period in 2009 representing a decrease of $3.2 million or 29.1%. Dealer sales totaled approximately $5.8 million in the three months ended June 30, 2010 compared to $6.6 million in the same period in 2009 representing a decrease of $0.8 million or 12.1%. The significant decrease in National sales in 2010 is principally the result of one customer who experienced low demand for its private label product safes, which represented a new product line supplied by Liberty Safe. Historically, this customer represented approximately 25% of Liberty Safe’s National sales. Sales through the remainder of 2010 are expected to be lower than 2009 for this customer. The decline in Dealer sales is due to less product demand in 2010 compared to 2009 due to greater than average sales in 2009 resulting from customers’ anticipation of stricter gun laws being enacted by the new Federal administration.
Cost of sales
Cost of sales for the three months ended June 30, 2010 decreased approximately $1.8 million. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.0% and 31.7% of net sales for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. The decrease in gross profit as a percentage of sales for the three months ended June 30, 2010 compared to 2009 is attributable to; (i) an unfavorable sales mix in 2010; (ii) unfavorable manufacturing absorption rates in 2010 due to the decline in production volume; and (iii) increases in freight costs due to higher fuel prices.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2010, decreased approximately $0.1 million compared to the same period in 2009. This decrease is largely the result of decreased direct commission expense and co-op advertising as a result of the decline in net sales during the second quarter of 2010.
Income (loss) from operations
Income (loss) from operations decreased $2.0 million in the three months ended June 30, 2010 to a loss of $0.1 million compared to the three months ended June 30, 2009 based on the factors described above, particularly the decline in net sales.
Pro-forma six months ended June 30, 2010 compared to the pro-forma six months ended June 30, 2009.
Net sales
Net sales for the six months ended June 30, 2010 decreased approximately $6.1 million over the corresponding six months ended June 30, 2009. National sales were approximately $16.7 million in the six months ended June 30, 2010 compared to $22.0 million in the same period in 2009, representing a decrease of $5.3 million or 24.1%. Dealer sales totaled approximately $12.8 million in the six months ended June 30, 2010 compared to $13.6 million in the same period in 2009 representing a decrease of $0.8 million or 5.9%. The significant decrease in National sales in 2010 is principally the result of one customer who experienced low demand for its private label product safes, which represented a new product line supplied by Liberty Safe. Historically, this customer represents approximately 25% of Liberty Safe’s National sales. Sales through the remainder of 2010 are expected to be lower than 2009 for this customer. The decline in Dealer sales is due to less product demand in 2010 compared to 2009 due to greater than average sales in 2009 resulting from customers’ anticipation of stricter gun laws being enacted by the new Federal administration. We expect total 2010 net sales to be lower than 2009 net sales.
Cost of sales
Cost of sales for the six months ended June 30, 2010 decreased approximately $4.9 million. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 27.8% and 26.4% of net sales for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. The increase in gross profit as a percentage of sales of 1.4% for the six months ended June 30, 2010 compared to 2009 is attributable to a favorable sales mix and lower freight costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2010, decreased approximately $0.1 million compared to the same period in 2009. This decrease is largely the result of decreased direct commission expense and co-op advertising as a result of the decline in net sales during 2010.

Income from operations
Income from operations decreased $1.0 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 based on the factors described above, particularly the decline in net sales.
Staffmark
Overview
Staffmark, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. Staffmark serves over 6,400 corporate and small business clients and during an average week places over 38,000 employees in a broad range of industries. These industries include manufacturing, transportation, retail, distribution, warehousing, and automotive supply, as well as, construction, industrial, healthcare and financial sectors.
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
Results of Operations
The table below summarizes the income from operations data for Staffmark for the three and six- month periods ended June 30, 2010 and 2009

	Three-months ended		Six-months ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service revenues	$251,354	$169,350	$468,756	$332,352
Cost of services	215,175	142,966	403,700	281,594

Gross profit	36,179	26,384	65,056	50,758
Staffing, selling, general and administrative expense	28,688	26,420	56,910	57,842
Fees to manager	22	210	283	420
Amortization of intangibles	1,226	1,213	2,452	2,426
Impairment expense	—	—	—	50,000

Income (loss) from operations	$6,243	$(1,459)	$5,411	$(59,930)

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Service revenues
Service revenues for the three months ended June 30, 2010 increased $82.0 million over the corresponding three months ended June 30, 2009. This increase in revenues reflects increased demand for temporary staffing services (primarily light industrial). We continue to witness temporary staffing job creation and signs of a strengthening global economy, although significant uncertainty remains.
Cost of services
Direct cost of services for the three months ended June 30, 2010 increased approximately $72.2 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 14.4% and 15.6% of revenues for the three-month periods ended June 30,

2010 and 2009, respectively. The primary reason for the decrease in the gross profit margin is the result of higher unemployment taxes in 2010 as a result of increased funding required for various states’ depleted unemployment reserves.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the three months ended June 30, 2010 increased approximately $2.3 million compared to the same period a year ago. Management reduced overhead costs, consolidated facilities and closed unprofitable branches in order to mitigate the negative impact of the weak economic environment throughout 2009. The increase is primarily driven by increased staffing expense, which is directly tied to increased service volume.
Income (loss) from operations
Income (loss) from operations increased approximately $7.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 based principally on the factors described above.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Service revenues
Service revenues for the six months ended June 30, 2010 increased approximately $136.4 million over the corresponding six months ended June 30, 2009. This increase in revenues reflects increased demand for temporary staffing services (primarily light industrial). Approximately $1.2 million of the increase is related to increased revenues for permanent staffing services. We continue to witness temporary staffing job creation and signs of a strengthening global economy, although significant uncertainty remains.
Cost of revenues
Direct cost of revenues for the six months ended June 30, 2010 increased approximately $122.1 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 13.9% and 15.3% of revenues for the six-month periods ended June 30, 2010 and 2009, respectively. The majority of the decrease in the gross profit margin is the result of two factors: (i) unemployment taxes are higher in 2010 as a result of increased funding required for various states’ depleted unemployment reserves; and (ii) downward market pricing pressure resulting from the recent economic downturn.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the six months ended June 30, 2010 decreased approximately $0.9 million compared to the same period a year ago. Management reduced overhead costs, consolidated facilities and closed unprofitable branches in order to mitigate the negative impact of the weak economic environment throughout 2009. Management continues to control its costs; limiting its spending increases to areas required to support increased service volumes and financial performance.
Impairment expense
Based on the results of our annual goodwill impairment test in March 2009 we determined that the carrying amount of Staffmark exceeded its fair value by approximately $50.0 million as of March 31, 2009. Therefore, we recorded a $50.0 million pretax goodwill impairment charge for the six months ended June 30, 2009. We performed the annual goodwill impairment test as of March 31, 2010 and our results indicate that no impairment of goodwill was evident as of March 31, 2010.
Income (loss) from operations
Income (loss) from operations increased approximately $65.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 based principally on the factors described above.
Tridien Medical
Overview
Tridien Medical (formerly known as Anodyne Medical Device, Inc.) (“Tridien”) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.

Tridien, together with its subsidiary companies, provides customers the opportunity to source leading surface technologies from the designer and manufacturer.
Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant.
Results of Operations
The table below summarizes the income from operations data for Tridien for the three- and six-month periods ended June 30, 2010 and June 30, 2009.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$16,764	$14,007	$32,081	$25,611
Cost of sales	11,208	9,964	21,884	18,179

Gross profit	5,556	4,043	10,197	7,432
Selling, general and administrative expense	1,690	1,857	3,634	3,645
Fees to manager	88	88	175	175
Amortization of intangibles	376	371	752	741

Income from operations	$3,402	$1,727	$5,636	$2,871

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Net sales
Net sales for the three months ended June 30, 2010 increased approximately $2.8 million over the corresponding three months ended June 30, 2009. Net sales increases were realized from powered support surfaces of $2.0 million, positioning products of $0.6 million non-powered support surfaces of $0.2 million. Sales of powered support surfaces are showing some degree of recovery in 2010 over 2009. Non-powered support surfaces and patient positioning products represented approximately 70.3% of sales in the second quarter of 2010 compared to 78.3% in 2009.
Cost of sales
Cost of sales increased approximately $1.2 million in the three months ended June 30, 2010 compared to the same period of 2009, primarily due to increases in net sales. Gross profit as a percentage of sales was 33.1% in the three months ended June 30, 2010 compared to 28.9% in the corresponding period in 2009. The increase of 4.2% of gross profit as a percentage of net sales in 2010 is principally due to labor efficiencies realized, favorable absorption rates on fixed manufacturing overhead and increased revenue on higher margin powered products in 2010.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2010 decreased approximately $0.2 million compared to the same period of 2009. This decrease is principally the result of a reduction in costs associated with the closure of the Oklahoma office and distribution center in the second quarter of 2009 offset in part by increased spending on engineering and product development.
Income from operations
Income from operations increased approximately $1.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, due principally to those factors described above.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Net sales
Net sales for the six months ended June 30, 2010 increased approximately $6.5 million over the corresponding six months ended June 30, 2009. Sales of non-powered support surfaces increased by $4.2 million while sales of powered support services and positioning products increased by $1.5 million and $0.8 million, respectively, in the first six months of 2010. Non-powered support surfaces and patient positioning products represented approximately 75.4% of sales during the six-months ended June 30, 2010 compared to 75.0% of sales during the same period in 2009.
Cost of sales
Cost of sales increased approximately $3.7 million in the six months ended June 30, 2010 compared to the same period of 2009, primarily due to the increase in net sales. Gross profit as a percentage of sales was 31.8% in the six months ended June 30, 2010 compared to 29.0% in the corresponding period in 2009. The increase of 2.8% of gross profit in 2010 is principally due to labor and manufacturing efficiencies realized during the period and the increase in higher margin powered product sales in 2010 when compared to 2009.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2010 were approximately the same as compared to the same period of 2009. Increases in engineering and product development spending were offset by savings from the closure of the Oklahoma office and distribution center in the second quarter of 2009.
Income from operations
Income from operations for the six months ended June 30, 2010 increased approximately $2.8 million over the corresponding period in 2009, due principally to those factors described above.

Liquidity and Capital Resources
For the six months ended June 30, 2010, on a consolidated basis, cash flows provided by operating activities totaled approximately $7.6 million, which represents a $9.2 million decrease in cash provided by operations compared to the six-month period ended June 30, 2009. This decrease is due to the use of operating assets to support the increase in sales and operating activity at each of our businesses. Consolidated net loss, adjusted for non-cash activity, improved by approximately $20.7 million in the six-months ended June 30, 2010 compared to the same period in 2009.
Cash flows used in investing activities totaled approximately $85.9 million, which reflects maintenance capital expenditures of approximately $2.2 million and costs associated with platform and add-on acquisitions totaling approximately $83.7 million. We anticipate increases in capital expenditures during the remainder of fiscal 2010. Total capital expenditures for fiscal 2010 are expected to aggregate approximately $8.0 million.
Cash flows provided by financing activities totaled approximately $62.0 million, principally reflecting: (i) distributions paid to shareholders during the year totaling approximately $26.7 million; (ii) borrowings under our Revolving Credit Facility of $12.7 million and repayments of our Term Loan Facility of $1.0 million; (iii) proceeds from our April 2010 stock offering of $75.0 million; and (iv) receipt of approximately $2.1 million from investments in our recent acquisitions by noncontrolling shareholders.
At June 30, 2010, we had approximately $15.1 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
We had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $53.6 million;

•	American Furniture — approximately $70.0 million;

•	Fox Factory — approximately $42.1 million;

•	HALO — approximately $47.2 million;

•	Liberty — approximately $41.8 million;

•	Staffmark — approximately $85.4 million; and

•	Tridien — approximately $10.7 million.
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
We incurred non-cash charges to earnings of approximately $17.0 million during the six-months ended June 30, 2010 in order to recognize an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $29.1 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at June 30, 2010.
Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million, subject to availability, which matures in December 2012 and a Term Loan Facility totaling $75.0 million, which matures in December 2013.
The Term Loan Facility requires quarterly payments of $0.5 million which commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $70.0 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap was intended to mitigate the impact of fluctuations in interest rates and effectively converts $70 million of our floating-rate Term Facility Debt to a fixed- rate basis for a period of three years. The swap expires January 22, 2011.
At June 30, 2010 we had $13.2 million in outstanding borrowings under our Revolving Credit Facility. We had approximately $198.2 million in borrowing base availability under this facility at June 30, 2010. Letters of Credit totaling $67.7 million were outstanding at June 30, 2010. We currently have no exposure to failed financial institutions.
The following table reflects required and actual financial ratios as of June 30, 2010 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	5.32:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	7.67:1.0
Total Debt to Consolidated EBITDA	less than or equal to 3.5:1.0	0.84:1.0
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

	Six months ended	Six months ended
(in thousands)	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
Net loss	$(16,030)	$(42,383)

Adjustment to reconcile net loss to cash provided by operating activities
Depreciation and amortization	17,730	16,759
Supplemental put expense	16,991	(8,417)
Stockholder charges	7,441	460
Impairment charges	—	59,800
Deferred taxes	(2,062)	(26,489)
Debt issuance costs	836	910
Loss on debt repayment	—	3,652
Other	(160)	(221)
Changes in operating assets and liabilities	(17,177)	12,701

Net cash provided by operating activities	7,569	16,772

Add (deduct):
Unused fee on revolving credit facility (1)	1,629	1,710
Successful acquisition costs	1,924
Staffmark integration and restructuring	—	3,242
Changes in operating assets and liabilities	17,177	(12,701)

Less:
Maintenance capital expenditures:
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	71	34
American Furniture	22	322
Tridien	413	291
Staffmark	1,008	399
Fox	357	224
Halo	164	340
Liberty	146	—

Estimated cash flow available for distribution	$26,118	$7,413

Distribution paid — April of 2010 and 2009	$14,238	$10,719
Distribution paid — July of 2010 and 2009	14,238	12,452

	$28,476	$23,171

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents transaction cost for successful acquisitions that were expensed during the period.
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

Contractual Obligations and Off-Balance Sheet Arrangements
We have no special purpose entities or off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business.
Long-term contractual obligations, except for our long-term debt obligations, are generally not recognized in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.
The table below summarizes the payment schedule of our contractual obligations at June 30, 2010:

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$111,968	$23,753	$17,729	$70,486	$—
Capital lease obligations	1,427	923	412	92	—
Operating lease obligations (b)	62,097	12,346	17,066	11,217	21,468
Purchase obligations (c)	161,247	102,912	31,335	27,000	—
Supplemental put obligation (d)	29,073	—	—	—	—

	$365,812	$139,934	$66,542	$108,795	$21,468

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities, and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of June 30, 2010, including: (i) shareholder distributions of $57 million, (ii) management fees of approximately $14 million per year over the next five years, (iii) commitment fees under our Revolving Credit Facility, and (iv) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 9, 2010.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2010. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2010.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially from those disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 9, 2010.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 9, 2010.

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

Date: August 9, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant