Form 10-Q
period 2010-09-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2010-11-08
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of November 1, 2010, there were 41,875,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2010

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc. (doing business as Staffmark) (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	“Tridien Medical” refers to Anodyne Medical Device, Inc. doing business and known as Tridien Medical.

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of December 21, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $74.5 million Term Loan Facility, as of September 30, 2010, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,468	$31,495
Accounts receivable, less allowances of $4,781 at September 30, 2010 and $5,409 at December 31, 2009	233,010	165,550
Inventories	86,599	51,727
Prepaid expenses and other current assets	29,381	26,255

Total current assets	373,458	275,027
Property, plant and equipment, net	32,177	25,502
Goodwill	320,264	288,028
Intangible assets, net	280,219	216,365
Deferred debt issuance costs, less accumulated amortization of $6,422 at September 30, 2010 and $5,093 at December 31, 2009	4,294	5,326
Other non-current assets	17,337	20,764

Total assets	$1,027,749	$831,012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,950	$45,089
Accrued expenses	95,187	54,306
Due to related party	3,763	3,300
Current portion, long-term debt	2,000	2,500
Current portion of workers’ compensation liability	20,844	22,126
Other current liabilities	1,983	2,566

Total current liabilities	189,727	129,887
Supplemental put obligation	30,712	12,082
Deferred income taxes	73,943	60,397
Long-term debt	173,800	74,000
Workers’ compensation liability	37,315	38,913
Other non-current liabilities	4,306	7,667

Total liabilities	509,803	322,946

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 41,875 shares issued and outstanding at September 30, 2010 and 36,625 shares issued and outstanding at December 31, 2009	560,767	485,790
Accumulated other comprehensive loss	(674)	(2,001)
Accumulated deficit	(135,044)	(46,628)

Total stockholders’ equity attributable to Holdings	425,049	437,161
Noncontrolling interest	92,897	70,905

Total stockholders’ equity	517,946	508,066

Total liabilities and stockholders’ equity	$1,027,749	$831,012

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net sales	$189,433	$130,955	$478,620	$361,045
Service revenues	271,334	193,284	740,088	525,636

Total revenues	460,767	324,239	1,218,708	886,681
Cost of sales	131,178	89,544	328,701	248,617
Cost of services	230,058	163,631	633,758	445,225

Gross profit	99,531	71,064	256,249	192,839

Operating expenses:
Staffing expense	21,089	17,665	60,996	56,144
Selling, general and administrative expense	44,101	36,099	129,037	108,093
Supplemental put expense (reversal)	1,639	(101)	18,630	(8,518)
Management fees	4,010	3,331	11,383	9,825
Amortization expense	7,469	6,168	21,069	18,614
Impairment expense	42,435	—	42,435	59,800

Operating income (loss)	(21,212)	7,902	(27,301)	(51,119)

Other income (expense):
Interest income	1	34	18	111
Interest expense	(2,926)	(2,681)	(8,487)	(8,918)
Amortization of debt issuance costs	(493)	(433)	(1,329)	(1,343)
Loss on debt extinguishment	—	—	—	(3,652)
Other income (expense), net	361	96	752	(594)

Income (loss) before income taxes	(24,269)	4,918	(36,347)	(65,515)
Provision (benefit) for income taxes	5,148	2,130	9,100	(25,920)

Net income (loss)	(29,417)	2,788	(45,447)	(39,595)
Net income (loss) attributable to noncontrolling interest	642	687	2,041	(15,005)

Net income (loss) attributable to Holdings	$(30,059)	$2,101	$(47,488)	$(24,590)

Basic and fully diluted income (loss) per share attributable to Holdings	$(0.72)	$0.06	$(1.19)	$(0.73)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	41,875	36,625	39,852	33,655

Cash distributions declared per share	$0.34	$0.34	$1.02	$1.02

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Total
				Accumulated	Stockholders’
				Other	Equity	Non-	Total
	Number of		Accumulated	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	Deficit	Loss	to Holdings	Interest	Equity
Balance — December 31, 2009	36,625	$485,790	$(46,628)	$(2,001)	$437,161	$70,905	$508,066
Net loss	—	—	(47,488)	—	(47,488)	2,041	(45,447)
Other comprehensive income – cash flow hedge gain	—	—	—	1,327	1,327	—	1,327

Comprehensive loss	—	—	(47,488)	1,327	(46,161)	2,041	(44,120)
Issuance of Trust shares, net of offering costs	5,250	74,977	—	—	74,977	—	74,977
Contributions from noncontrolling interest holders	—	—	—	—	—	9,485	9,485
Option activity attributable to noncontrolling interest holders	—	—	—	—	—	5,772	5,772
Noncontrolling interest impact of ACI loan forgiveness (see Note N)	—	—	—	—	—	4,694	4,694
Distributions paid	—	—	(40,928)	—	(40,928)	—	(40,928)

Balance — September 30, 2010	41,875	$560,767	$(135,044)	$(674)	$425,049	$92,897	$517,946

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(45,447)	$(39,595)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	6,328	6,375
Amortization expense	21,656	18,614
Impairment expense	42,435	59,800
Amortization of debt issuance costs	1,329	1,343
Loss on debt extinguishment	—	3,652
Supplemental put expense (reversal)	18,630	(8,518)
Noncontrolling stockholder charges and other	8,209	1,378
Deferred taxes	(5,115)	(28,107)
Other	245	(254)
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	(44,692)	6,054
Increase in inventories	(18,983)	(2,413)
Increase in prepaid expenses and other current assets	(3,793)	(2,757)
Increase in accounts payable and accrued expenses	48,025	5,862

Net cash provided by operating activities	28,827	21,434

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(173,689)	(1,435)
Purchases of property and equipment	(4,703)	(2,365)
Other investing activities	7	185

Net cash used in investing activities	(178,385)	(3,615)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	74,977	42,085
Borrowings under Credit Agreement	187,300	2,000
Repayments under Credit Agreement	(88,000)	(78,000)
Distributions paid	(40,928)	(33,889)
Swap termination fee	—	(2,517)
Net proceeds provided by noncontrolling interest	9,485	2,450
Debt issuance costs	(259)	—
Other	(44)	(424)

Net cash provided by (used in) financing activities	142,531	(68,295)

Net decrease in cash and cash equivalents	(7,027)	(50,476)
Cash and cash equivalents — beginning of period	31,495	97,473

Cash and cash equivalents — end of period	$24,468	$46,997

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2010
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
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. G.A.A.P.”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Note D — Acquisition of businesses
Acquisition of The ERGO Baby Carrier, Inc
On September 16, 2010, ERGO Baby Intermediate Holding Corporation (“ERGO Holding”), a subsidiary of the Company, entered into a stock purchase agreement with The ERGO Baby Carrier, Inc. (“ERGObaby”), and certain management stockholders pursuant to which ERGO Holding acquired all of the issued and outstanding capital stock of ERGObaby. Based in Pukalani, Hawaii (Maui) and founded in 2003, ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries.
The Company made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million (excluding acquisition-related costs), representing approximately 84% of the outstanding common stock of ERGObaby on a primary and fully diluted basis. ERGObaby’s management and certain other investors invested in the transaction alongside the Company collectively representing approximately 16% initial noncontrolling interest on a primary and fully diluted basis. In the event ERGObaby’s net sales, as determined on a consolidated basis in accordance with United States generally accepted accounting principles, for the fiscal year ending 2011 are equal to or greater than a contractually agreed upon fixed amount, the sellers would be entitled to an additional cash payment of $2.0 million. If the sellers do not reach this sales goal for 2011, the sellers would not be entitled to any payment. The fair value of this contingent consideration was $0.2 million as of the acquisition date and was valued assuming a 10% probability of achieving the agreed upon sales goal, discounted to present value utilizing a discounted cash flow model. Acquisition-related costs were approximately $2.0 million and were recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.9 million.
The results of operations of ERGObaby have been included in the consolidated results of operations since the date of acquisition. ERGObaby’s results of operations are reported as a separate operating segment.

The table below includes the provisional recording of assets and liabilities assumed as of the acquisition date. The amounts recorded for inventory, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Amounts
Recognized as
ERGO	of Acquisition
(in thousands)	Date
Assets:
Cash	$1,828
Accounts receivable, net (1)	1,489
Inventory (2)	8,250
Other current assets	829
Property, plant and equipment	181
Intangible assets	49,055
Goodwill (3)	33,312
Other assets	1,888

Total assets	$96,832

Liabilities:
Current liabilities	$4,517
Other liabilities	48,360
Noncontrolling interest	7,400

Total liabilities and noncontrolling interest	$60,277

Costs of net assets acquired	$36,555
Loans to businesses	48,683

$85,238

(1)	Includes $1.6 million of gross contractual accounts receivable, of which $0.2 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2)	Includes $4.3 million of inventory fair value step up.

(3)	The portion of goodwill deductible for tax purposes is approximately $32.5 million.
The intangible assets preliminarily recorded in connection with the ERGObaby acquisition are as follows (in thousands):

		Estimated
Intangible assets	Amount	Useful Life
Trade name	$26,155	Indefinite
Customer relationships	21,310	15
Non-compete agreements	1,360	5
Technology	230	10

	$49,055

Acquisition of Liberty Safe and Security Products, Inc
On March 31, 2010, Liberty Safe Holding Corporation (“Liberty Holding”), a subsidiary of the Company, entered into a stock purchase agreement with Liberty Safe and Security Products, LLC (“Liberty Safe” or “Liberty”) and certain management stockholders pursuant to which Liberty Holding acquired all of the issued and outstanding capital stock of Liberty Safe. Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere.
The Company made loans to and purchased a controlling interest in Liberty for approximately $70.2 million (excluding acquisition-related costs), representing approximately 96% of the outstanding common stock of Liberty on a primary basis and approximately 88% on a fully diluted basis. Liberty’s management and certain other investors invested in the transaction alongside the Company collectively representing approximately 4% initial noncontrolling interest on a primary basis and approximately 12% on a fully diluted basis. In addition, the Company issued put options to certain noncontrolling shareholders providing them an option to sell their ownership in the future at the then fair value (see Note I for further discussion). Acquisition-related costs were approximately $1.5 million and were recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.7 million.
The results of operations of Liberty have been included in the consolidated results of operations since the date of acquisition. Liberty’s results of operations are reported as a separate operating segment.
The table below includes the provisional recording of assets and liabilities assumed as of the acquisition date. The amounts recorded for inventory, property, plant and equipment, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Amounts
Recognized as
Liberty	of Acquisition
(in thousands)	Date
Assets:
Cash	$2,438
Accounts receivable, net (1)	10,109
Inventory	7,435
Other current assets	1,552
Property, plant and equipment	5,991
Intangible assets	27,756
Goodwill (2)	33,075
Other assets	1,935

Total assets	$90,291

Liabilities:
Current liabilities	$7,125
Other liabilities	55,884
Noncontrolling interest	1,085

Total liabilities and noncontrolling interest	$64,094

Costs of net assets acquired	$26,197
Loans to businesses	44,059

$70,256

(1)	Includes $10.5 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2)	Goodwill is not deductible for tax purposes.
The intangible assets preliminarily recorded in connection with the Liberty acquisition are as follows (in thousands):

		Estimated
Intangible assets	Amount	Useful Life
Customer relationships	$13,590	5
Technology	6,690	7
License agreements	3,300	3
Trade name	3,020	Indefinite
Non-compete agreements	640	5
Training documents	516	2

	$27,756

Acquisition of Circuit Express, Inc
On March 11, 2010, the Company’s subsidiary, Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), completed the acquisition of Circuit Express, Inc. (“Circuit Express”), a manufacturer of rigid printed circuit boards, primarily for aerospace and defense related customers, for approximately $16.1 million. The acquisition included three manufacturing facilities, totaling 35,000 square feet of production space, in Tempe, Arizona. Goodwill of $6.9 million was recorded in connection with this acquisition and is not tax deductible. In addition to goodwill, ACI recorded $7.6 million related to customer relationships with an estimated useful life of 9 years, $0.8 million related to a trade name with an estimated useful life of 10 years and $0.3 million related to a non-compete agreement with an estimated useful life of 5 years. Further, ACI recorded approximately $2.4 million in property, plant and equipment, approximately $1.7 million in gross accounts receivable and approximately $0.2 million in other working capital items.

This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs, as well as the ability to provide manufacturing services to the U.S. military and defense related accounts.
Other acquisition
On February 25, 2010, the Company’s subsidiary HALO completed an acquisition of Relay Gear, Inc. for approximately $0.5 million. In connection with this acquisition, goodwill and intangible assets were recorded. The intangible assets primarily relate to customer relationships with an estimated useful life of 15 years. This acquisition was not material to the Company’s balance sheet, results of operations or cash flows.
Unaudited pro forma information
The following unaudited pro forma data for the nine months ended September 30, 2010 and 2009 gives effect to the acquisitions of ERGObaby, Liberty and Circuit Express, as described above, as if the acquisitions had been completed as of January 1, 2009. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Nine months ended September 30,
(in thousands)	2010	2009
Net sales	$1,259,799	$971,719
Operating loss	(19,270)	(42,937)
Net loss	(42,835)	(37,467)
Note E – Operating segment data
At September 30, 2010, the Company had eight reportable operating segments. Each operating segment represents an acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	ACI, an electronic components manufacturing company, is a provider of prototype, quick-turn and production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	AFM is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally. ERGObaby is headquartered in Pukalani, Hawaii (Maui).

•	Fox Factory, Inc. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.

•	HALO serves as a one-stop shop for over 35,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives. HALO is headquartered in Sterling, Illinois.

•	Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•	Staffmark, a human resources outsourcing firm, is a provider of temporary staffing services in the United States. Staffmark serves approximately 6,400 corporate and small business clients. Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark is headquartered in Cincinnati, Ohio.

•	Tridien Medical (“Tridien”) is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.
The tabular information that follows shows data of each of the operating segments reconciled to amounts reflected in the condensed consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, in each of the years presented below. Fox recorded net sales to locations outside the United States, principally Asia, of $42.4 million and $26.0 million for the three months ended September 30, 2010 and 2009, respectively, and $84.8 million and $60.3 million for the nine months ended September 30, 2010 and 2009, respectively. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related charges not pushed down to the segments which are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine months ended September 30, 2010 and 2009, respectively, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales of operating segments	2010	2009	2010	2009
ACI	$20,173	$11,593	$54,039	$34,356
American Furniture	32,104	33,039	109,392	108,623
ERGO	1,469	—	1,469	—
Fox	61,357	36,910	128,747	86,870
Halo	41,128	35,545	106,109	91,717
Liberty	18,475	—	32,054	—
Staffmark	271,333	193,284	740,089	525,636
Tridien	14,728	13,868	46,809	39,479

Total	460,767	324,239	1,218,708	886,681
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$460,767	$324,239	$1,218,708	$886,681

Profit of operating segments (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
ACI	$6,498	$3,576	$13,700	$11,600
American Furniture (2)	(42,696)	1,220	(38,798)	5,379
ERGO (3)	(2,007)	—	(2,007)	—
Fox	10,424	4,731	16,300	5,907
Halo	1,335	722	798	(1,395)
Liberty (4)	375	—	(1,244)	—
Staffmark(5)	10,630	1,001	16,041	(58,929)
Tridien	2,150	2,108	7,786	4,979

Total	(13,291)	13,358	12,576	(32,459)

Reconciliation of segment profit to consolidated Income (loss) before income taxes:

Interest expense, net	(2,925)	(2,647)	(8,469)	(8,807)
Other income (expense)	361	96	752	(594)
Corporate and other (6)	(8,414)	(5,889)	(41,206)	(23,655)

Total consolidated income (loss) before income taxes	$(24,269)	$4,918	$(36,347)	$(65,515)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Includes $42.4 million of goodwill and intangible asset impairment charges during the three and nine months ended September 30, 2010. See Note G.

(3)	The three and nine months ended September 30, 2010 results include $2.0 million of acquisition-related costs incurred in connection with the acquisition of ERGObaby.

(4)	The nine months ended September 30, 2010 results include $1.5 million of acquisition-related costs incurred in connection with the acquisition of Liberty.

(5)	Includes $50.0 million of goodwill impairment charges during the nine months ended September 30, 2009.

(6)	Includes fair value adjustments related to the supplemental put liability and the call option of a noncontrolling shareholder. See Note I.

	Accounts	Accounts
	Receivable	Receivable
Accounts receivable	September 30, 2010	December 31, 2009
ACI	$5,701	$2,762
American Furniture	15,516	12,032
ERGO	1,859	—
Fox	31,061	15,590
Halo	27,038	25,103
Liberty	13,067	—
Staffmark	137,154	106,394
Tridien	6,395	9,078

Total	237,791	170,959
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	237,791	170,959

Allowance for doubtful accounts	(4,781)	(5,409)

Total consolidated net accounts receivable	$233,010	$165,550

					Depreciation and		Depreciation and
					Amortization Expense		Amortization Expense
			Identifiable	Identifiable	for the Three Months		for the Nine Months
	Goodwill	Goodwill	Assets	Assets	Ended Sept. 30,		Ended Sept. 30,
	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010(1)	Dec. 31, 2009(1)	2010	2009	2010	2009
Goodwill and identifiable assets of operating segments
ACI	$57,655	$50,716	$30,430	$19,252	$1,119	$958	$3,170	$2,848
American Furniture (3)	—	41,435	64,845	63,123	780	913	2,344	2,873
ERGO	33,312	—	61,881	—	659	—	659	—
Fox	31,372	31,372	84,132	73,714	1,540	1,627	4,600	4,876
Halo	39,252	39,060	47,138	43,647	798	845	2,425	2,539
Liberty	33,228	—	42,053	—	1,592	—	3,197	—
Staffmark	89,715	89,715	73,312	85,230	1,855	1,940	5,621	5,960
Tridien	19,555	19,555	19,823	20,584	616	654	1,844	2,011

Total	304,089	271,853	423,614	305,550	8,959	6,937	23,860	21,107

Reconciliation of segment to consolidated total:

Corporate and other identifiable assets	—	—	50,861	71,884	1,295	1,293	4,124	3,882
Amortization of debt issuance costs	—	—	—	—	493	433	1,329	1,343
Goodwill carried at Corporate level (2)	16,175	16,175	—	—	—	—	—	—

Total	$320,264	$288,028	$474,475	$377,434	$10,747	$8,663	$29,313	$26,332

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

(3)	Refer to Note G for discussion regarding American Furniture’s goodwill impairment recorded during the three and nine months ended September 30, 2010.
Note F — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Machinery, equipment and software	$30,654	$23,842
Office furniture and equipment	13,110	8,837
Leasehold improvements	7,647	6,182

	51,411	38,861
Less: accumulated depreciation	(19,234)	(13,359)

Total	$32,177	$25,502

Depreciation expense was $2.2 million and $6.3 million for the three and nine months ended September 30, 2010, respectively, and $2.1 million and $6.4 million for the three and nine months ended September 30, 2009, respectively.
Inventory is comprised of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$52,147	$34,764
Finished goods	36,149	18,003
Less: obsolescence reserve	(1,697)	(1,040)

Total	$86,599	$51,727

Note G — Goodwill and other intangible assets
The Company completed its analysis of the 2010 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2010. For each reporting unit, the analysis indicated that the fair value of the reporting unit exceeded its carrying value and as a result the carrying value of goodwill was not impaired as of March 31, 2010.
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
Interim goodwill impairment
The Company tests goodwill at interim dates if events or circumstances indicate that goodwill might be impaired at any of the reporting units. As a result, the Company conducted an interim test for impairment at American Furniture based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The domestic economy has undergone a significant period of economic uncertainty which has resulted in limited access to credit markets and lower consumer spending. The retail furniture market has been, and continues to be, severely impacted by these conditions, particularly as it relates to the housing market. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. The uptick in sales and results of operations that the Company anticipated at the beginning of this year, which it believed would coincide with the overall modest economic rebound has not occurred in the furniture industry and the Company does not at this time believe it will occur in the near future. Accordingly, the Company adjusted its forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a discounted cash flow analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture is below its carrying amount. Based on the preliminary results of the second step of the impairment test, the Company estimated that the carrying value of American Furniture’s goodwill exceeded its fair value by approximately $41.4 million. As a result of this shortfall, we recorded a $41.4 million goodwill impairment charge as of September 30, 2010. Further, the preliminary results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $1.0 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.
Estimating the fair value of a reporting unit involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results. No indicators of impairment existed at the other reporting units at September 30, 2010.
The goodwill impairment charge related to the Company’s AFM reporting unit reflects the preliminary indication from the impairment analysis performed to date and is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed. The Company currently expects to finalize its goodwill impairment analysis during the fourth quarter of fiscal 2010. Any adjustments to the Company’s preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in the Company’s consolidated financial statements for the fourth quarter of fiscal 2010.

A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2010 and the year ended December 31, 2009, is as follows (in thousands):

	Nine months	Year ended
	ended September 30,	December 31,
	2010	2009
Beginning balance:
Goodwill	$338,028	$339,095
Accumulated impairment losses	(50,000)	—

	288,028	339,095

Impairment losses	(41,435)	(50,000)
Acquisition of businesses (1)	73,492	1,009
Adjustment to purchase accounting	179	(2,076)

Total adjustments	32,236	(51,067)

Ending balance:
Goodwill	411,699	338,028
Accumulated impairment losses	(91,435)	(50,000)

	$320,264	$288,028

(1)	Relates to the purchase of ERGObaby, Liberty Safe, Circuit Express and Relay Gear. Refer to Note D.
Other intangible assets
Other intangible assets are comprised of the following at September 30, 2010 and December 31, 2009 (in thousands):

			Weighted
	September 30,	December 31,	Average
	2010	2009	Useful Lives
Customer relationships	$231,783	$188,773	12
Technology	44,879	37,959	8
Trade names, subject to amortization	26,080	25,300	12
Licensing and non-compete agreements	10,048	4,451	4
Distributor relations and other	1,896	1,380	4

	314,686	257,863

Accumulated amortization customer relationships	(62,940)	(48,677)
Accumulated amortization technology	(15,335)	(11,360)
Accumulated amortization trade names, subject to amortization	(4,463)	(3,383)
Accumulated amortization licensing and non-compete agreements	(5,113)	(3,613)
Accumulated amortization distributor relations and other	(1,051)	(797)

Total accumulated amortization	(88,902)	(67,830)
Trade names, not subject to amortization	54,435	26,332

Total intangibles, net	$280,219	$216,365

Amortization expense related to intangible assets was $7.5 million and $21.1 million for the three and nine months ended September 30, 2010, respectively, and $6.2 million and $18.6 million for the three and nine months ended September 30, 2009, respectively.
Note H — Debt
The Credit Agreement at September 30, 2010 provides for a Revolving Credit Facility totaling $340 million, subject to borrowing base restrictions, which matures in December 2012, and a Term Loan Facility with a balance of $74.5 million at September 30, 2010, which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The fair value of the Term Loan Facility as of September 30, 2010 was approximately $71.2 million, and was calculated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
The Company had $101.3 million in outstanding borrowings under its Revolving Credit Facility at September 30, 2010. The Company had approximately $172.7 million in borrowing base availability under its Revolving Credit Facility at September 30, 2010. Letters of credit outstanding at September 30, 2010 totaled approximately $68.3 million. At September 30, 2010, the Company was in compliance with all covenants.
The following table provides the Company’s debt holdings at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Revolving credit facility borrowings	$101,300	$500
Term loan facility	74,500	76,000

Total debt	175,800	76,500
Less: Current portion, term loan facility	(2,000)	(2,000)
Less: Current portion, revolving credit facility	—	(500)

Long term debt	$173,800	$74,000

Note I — Fair value measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$674	$—	$674	$—
Supplemental put obligation	30,712	—	—	30,712
Call option of noncontrolling shareholder (1)	2,550	—	—	2,550
Put option of noncontrolling shareholders (2)	50	—	—	50

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2009
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$2,001	$—	$2,001	$—
Supplemental put obligation	12,082	—	—	12,082
Call option of noncontrolling shareholder	200	—	—	200
A reconciliation of the change in the carrying value of our level 3 supplemental put liability from January 1, 2010 through September 30, 2010 and from January 1, 2009 through September 30, 2009 is as follows (in thousands):

	2010	2009
Balance at January 1	$12,082	$13,411
Supplemental put expense (reversal)	14,426	(8,159)

Balance at March 31	26,508	5,252
Supplemental put expense (reversal)	2,565	(258)

Balance at June 30	29,073	4,994
Supplemental put expense (reversal)	1,639	(101)

Balance at September 30	$30,712	$4,893

A reconciliation of the change in the carrying value of our level 3 call option of a noncontrolling shareholder from January 1, 2010 through September 30, 2010 is as follows (in thousands):

2010
Balance at January 1	$200
Fair Value adjustment to Call option	2,350

Balance at September 30	$2,550

(1)	Represents a fair value adjustment to the call option of a noncontrolling shareholder of Tridien associated with an increase in the fair value of Tridien.
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
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2010 (in thousands):

					Gains/(losses)
	Fair Value Measurements at Sept. 30, 2010				Three and nine months ended
	Carrying				Sept. 30,
	Value	Level 1	Level 2	Level 3	2010	2009
Assets:
Goodwill (1)	$—	$—	$—	$—	$(41,435)	$—
Trade name (1)	5,300	—	—	5,300	$(1,000)	$—

(1)	Represents the fair value of goodwill at the AFM business segment subsequent to the goodwill impairment charge recognized during the third quarter of 2010. See Note G for further discussion regarding impairment and valuation techniques applied.

(2)	Represents the fair value of AFM’s trade name at the AFM business segment subsequent to the impairment charge recognized during the third quarter of 2010.
Note J — Derivative instruments and hedging activities
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of its Term Loan Facility borrowings at 7.35%. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.

The Company’s objective for entering into the Swap is to manage the interest rate exposure on a portion of its Term Loan Facility by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The Swap is designated as a cash flow hedge with changes in the fair value of the Swap recorded in stockholders’ equity as a component of accumulated other comprehensive loss as the Swap is deemed completely effective. For the three and nine months ended September 30, 2010, the Company recorded a $0.4 million gain and $1.3 million gain, respectively, to accumulated other comprehensive loss, which reflects that portion of comprehensive income (loss) reclassified to net income (loss) during the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, the Company recorded a $0.1 million loss and a $0.4 million gain to accumulated other comprehensive loss, respectively.
The following table provides the fair value of the Company’s cash flow hedge, as well as its location on the balance sheet as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,	Balance Sheet
	2010	2009	Location
Liability
Cash flow hedge current	$674	$1,620	Other current liabilities
Cash flow hedge non-current	—	381	Other non-current liabilities

Total	$674	$2,001

Note K — Comprehensive income (loss)
The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Holdings	$(30,059)	$2,101	$(47,488)	$(24,590)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	430	(19)	1,327	376
Reclassification adjustment for cash flow hedge losses realized in net loss	—	—	—	2,517

Total other comprehensive income (loss)	430	(19)	1,327	2,893

Total comprehensive income (loss)	$(29,629)	$2,082	$(46,161)	$(21,697)

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
Common stock offering
On April 13, 2010, the Company completed an offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $75.0 million. The Company used $70 million of the net proceeds to pay down its Revolving Credit Facility.
Distributions:
•	On January 28, 2010, the Company paid a distribution of $0.34 per share to holders of record as of January 22, 2010.

•	On April 30, 2010, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2010.

•	On July 30, 2010, the Company paid a distribution of $0.34 per share to holders of record as of July 23, 2010.

•	On October 29, 2010, the Company paid a distribution of $0.34 per share to holders of record as of October 22, 2010.
Note M — Warranties
The Company’s ERGO, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Beginning balance	$1,529	$1,577
Accrual	1,669	1,451
Warranty payments	(1,214)	(1,499)
Other (1)	549	—

Ending balance	$2,533	$1,529

(1)	Represents warranty liabilities acquired related to Liberty Safe and ERGObaby.
Note N — Noncontrolling interest
Advanced Circuits
On January 12, 2010, in connection with a 2009 loan forgiveness arrangement, a portion of the outstanding loan between the Company and certain members of Advanced Circuits management was repaid with Class A common stock of Advanced Circuits valued at $47.50 per share ($4.75 million). The effect of this transaction decreased the noncontrolling interest ownership percentage of Advanced Circuits from approximately 30% to 25%.
During the first quarter of 2010, these same members of Advanced Circuits management were granted 0.1 million stock options in Advanced Circuits common stock. These options were fully vested on grant date and as a result Advanced Circuits recorded a $3.8 million non-cash expense during the nine months ended September 30, 2010 to selling, general and administrative expense on the condensed consolidated statement of operations.
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
Our effective income tax rate (benefit) for the three and nine months ended September 30, 2010 was 21.2% and 25.0%, respectively, compared with 43.3% and (39.6%) for the comparable three and nine months ended September 30, 2009. The effective income tax rate for the three and nine months ended September 30, 2010 includes impairment expense together with a significant loss at the Company’s parent, which is taxed as a partnership, and is due largely to interest expense and to the expense associated with the supplemental put (see Note I).

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2010	2009	2010	2009
United States Federal Statutory Rate	(35.0%)	35.0%	(35.0%)	(35.0%)
State income taxes (net of Federal benefits)	3.4	6.3	3.8	—
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	3.9	8.5	24.4	(1.3)
Credit utilization	(5.7)	(7.1)	(7.3)	(1.6)
Non-deductible acquisition costs	—	—	1.4	—
Impairment expense	61.2	—	40.9	—
Other	(6.6)	0.6	(3.2)	(1.7)

Effective income tax rate	21.2%	43.3%	25.0%	(39.6%)

Note P — Subsequent events
On October 14, 2010 the Company provided written notice to The NASDAQ Stock Market LLC of its intention to transfer the listing of its shares to the New York Stock Exchange (the “NYSE”) and to voluntarily delist its shares from the NASDAQ Global Select Market in connection with the transfer. The Company’s shares commenced trading on the NYSE under the stock symbol “CODI” on November 1, 2010.

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
2010 Highlights
Acquisitions
On September 16, 2010, we purchased a controlling interest in ERGO Baby Carrier, Inc. (“ERGObaby”) with headquarters in Pukalani, Hawaii. ERGObaby is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries. We made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million, representing approximately 84% of the equity in Liberty on a fully diluted basis. We incurred approximately $2.0 million in transaction costs.
On March 31, 2010, we purchased a controlling interest in Liberty Safe and Security Products, Inc. (“Liberty” or “Liberty Safe”), with headquarters in Payson, Utah. Liberty is a premier designer, manufacturer and marketer of home and gun safes in North America. Liberty manufactures and sells a wide range of home and gun safes in a broad assortment of sizes, features and styles which are sold in various sporting goods, farm and fleet and home improvement retailers. We made loans to and purchased a controlling interest in Liberty for approximately $70.2 million, representing approximately 88% of the equity in Liberty on a fully diluted basis. We incurred approximately $1.5 million in transaction costs.
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
Common stock offering
On April 13, 2010, we completed a public offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to us, after deducting underwriter’s discount and offering costs, totaled approximately $75.0 million. We used $70.0 million of the net proceeds to pay down our Revolving Credit Facility.
Impairment expense
We test goodwill at interim dates if events or circumstances indicate that goodwill might be impaired at any of our reporting units. As a result, we conducted an interim test for impairment at American Furniture based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The domestic economy has undergone a significant period of economic uncertainty which has resulted in limited access to credit markets and lower consumer spending. The retail furniture market has been, and continues to be, severely impacted by these conditions, particularly as it relates to the housing market. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. The uptick in sales and results of operations that we anticipated at the beginning of this year, which we believed would coincide with the overall modest economic rebound has not occurred in the furniture industry and we do not at this time believe it will occur in the near future. Accordingly, we adjusted our forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a discounted cash flow analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture is below its carrying amount.
Based on the preliminary results of our interim impairment test which is a two step process, we estimated that the carrying value of American Furniture’s goodwill exceeded its fair value by approximately $41.4 million. In addition, based on the preliminary results of the second step of the analysis we determined that the amount carried on our balance sheet reflecting the carrying value of American Furniture’s Trade name exceeded its fair value by approximately $1.0 million. As a result of these shortfalls, we recorded a $42.4 million impairment charge, which is reflected in our consolidated results of operations in both the three and nine month periods ended September 30, 2010.

Outlook
Sales and operating income during the first three quarters of 2010 increased meaningfully at each of our businesses, with the exception of Liberty Safe and American Furniture, when compared to the first nine months of 2009. Liberty Safe’s 2010 results are being compared to abnormally high 2009 sales and operating results while American Furniture, although showing slightly higher sales in its nine-month operating results, has experienced significantly lower margins and operating results. (See Results of Operations — Our Businesses for a more detailed discussion). We are optimistic and believe that we will experience continued growth in sales and operating income despite the results of operations of Liberty Safe and American Furniture, through the remainder of 2010.
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

Staffmark
September 16, 2010
     ERGObaby
Consolidated Pro-forma Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
(in thousands)	Pro-forma(1)	Pro-forma(1)	Pro-forma(1)	Pro-forma(1)
Net sales	$467,220	$351,647	$1,256,885	$959,598
Cost of sales	363,090	270,307	980,148	743,944

Gross profit	104,130	81,340	276,737	215,654
Staffing, selling, general and administrative expense	66,085	57,974	196,033	175,935
Fees to manager	4,685	4,131	13,533	12,225
Supplemental put expense (reversal)	1,639	(101)	18,630	(8,518)
Amortization of intangibles	7,826	7,900	23,579	23,784
Impairment expense	42,435	—	42,435	59,800

Income (loss) from operations	$(18,540)	$11,436	$(17,473)	$(47,572)

(1)	Pro-forma results of operations include the results of operations as if we had acquired Liberty Safe and ERGObaby on January 1, 2009 together with pro-forma adjustments to fees to manager, transaction costs and intangible amortization in connection with our acquisitions of Liberty Safe on March 31, 2010 and ERGObaby on September 16, 2010. See Results of Operations — Our Businesses for a more detailed discussion of these adjustments.

Net sales
On a consolidated basis, pro-forma net sales increased $115.5 million and $297.3 million in the three and nine month periods ended September 30, 2010, respectively, compared to the same pro-forma periods in 2009. These increases for both the three and nine month periods are due principally to increased revenues at Staffmark, Advanced Circuits, Tridien, Fox, Halo And ERGObaby segments offset in part by decreased net sales at Liberty Safe. Revenues at Staffmark increased $78.0 million and $214.5 million during the three and nine month periods ended September 30, 2010 compared to the same periods in 2009. Refer to Results of Operations — Our Businesses for a more detailed analysis of net sales.
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
Cost of sales
On a consolidated basis, pro-forma cost of sales increased approximately $92.8 million and $236.2 million in the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. These increases are due almost entirely to the corresponding increase in net sales. Gross profit as a percentage of sales decreased slightly in both the three and nine month periods ended September 30, 2010 due to the proportionately larger increase in revenues at Staffmark, which carries a lower gross margin percentage than any of our other subsidiaries. Refer to Results of Operations — Our Businesses for a more detailed analysis of cost of sales.
Staffing, selling, general and administrative expense
On a consolidated basis, pro forma staffing, selling, general and administrative expense increased approximately $8.1 million and $20.1 million in the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. These increases are due principally to (i) increases in costs directly tied to sales, such as commissions, particularly at Halo, and direct customer support services; and (ii) non-cash stock compensation expense at Advanced Circuits totaling approximately $3.8 million. Refer to Results of Operations — Our Businesses for a more detailed analysis of staffing, selling, general and administrative expense by segment. At the corporate level, selling, general and administrative expense increased approximately $2.1 million during the nine months ended September 30, 2010 compared to the same periods in 2009. This increase is principally due to a non-cash charge of approximately $2.3 million related to the increase in fair value of the call option granted by the Company in 2008 to the former CEO of Tridien. Corporate expenses were flat in the three months ended September 30, 2010 compared to 2009.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the proforma three-months ended September 30, 2010 and September 30, 2009, we incurred approximately $4.7 million and $4.1 million, respectively, in expense for these fees. For the pro-forma nine-months ended September 30, 2010 and 2009 we incurred approximately $13.5 million and $12.2 million, respectively, in expense for these fees. The increase in management fees for the pro forma three and nine months ended September 30, 2010 is due principally to the increase in consolidated adjusted net assets as of September 30, 2010 resulting from our 2010 acquisitions as well as the increased sales and operating income from our existing businesses in 2010, offset in part by the impairment write-off at American Furniture.
Supplemental put expense
Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. We accrue for the supplemental put expense on a quarterly basis. For the three and nine-months ended September 30, 2010 we incurred approximately $1.6 million and $18.6 million, respectively, in expense compared to a reversal of these charges of $0.1 million and $8.5 million for the corresponding periods in 2009. The increase in the supplemental put charge in both the three and nine months ended September 30, 2010 compared to the same periods in 2009 is attributable to the increase in the fair value of our businesses, particularly Advanced Circuits and Fox offset in part by a reduction in the value of the allocation interests totaling approximately $6.0 million in the third quarter of 2010 due to the significant decline in fair value of American Furniture during 2010.

Impairment expense
We incurred an impairment charge at American Furniture in the third quarter of 2010 totaling $42.4 million. We conducted an interim test for impairment at American Furniture which was triggered based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $41.4 million. The remaining $1.0 million reflected a write off of the unamortized American Furniture Trade name. We incurred an impairment charge at Staffmark in the first quarter of 2009 totaling $59.8 million in connection with our annual impairment analysis. The portion of the impairment charge that was attributable to impaired goodwill at Staffmark was $50.0 million. The remaining $9.8 million reflected a write off of the unamortized CBS Personnel trade name as a result of rebranding the business to Staffmark.
Results of Operations — Our Businesses
The following discussion reflects a comparison of the historical, and where appropriate, pro-forma results of operations for each of our businesses for the three- and nine-month periods ending September 30, 2010 and September 30, 2009, which we believe is the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.
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
On March 11, 2010, Advanced Circuits acquired Circuit Express, an Arizona based provider of high technology, quick-turn PCBs for approximately $16.1 million. This acquisition expands Advanced Circuits capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs as well as the ability to provide manufacturing services to the U.S. military and defense related accounts. Circuit Express operating results for the period from March 11, 2010 to September 30, 2010 only, are included in the following table.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three- and nine-month periods ended September 30, 2010 and September 30, 2009.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
Net sales	$20,173	$11,593	$54,039	$34,356
Cost of sales	9,210	5,007	24,244	14,661

Gross profit	10,963	6,586	29,795	19,695
Selling, general and administrative expense	3,584	2,210	13,613	5,711
Fees to manager	125	125	375	375
Amortization of intangibles	756	675	2,107	2,009

Income from operations	$6,498	$3,576	$13,700	$11,600

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Net sales
Net sales for the three months ended September 30, 2010 were approximately $20.2 million compared to approximately $11.6 million for the same period in 2009, an increase of approximately $8.6 million or 74.0%. Increased sales from long-lead time PCBs ($2.9 million), quick-turn production ($2.4 million) and prototype PCBs ($2.4 million) are primarily responsible for this increase. Assembly sales increased approximately $0.8 million during the three months ended September 30, 2010. Sales from quick-turn and prototype PCBs represented approximately 61.5% of gross sales in the three months ended September 30, 2010 compared to 64.4% in the same period of 2009. Quick turn and prototype sales as a percentage of total sales were higher than normal in 2009 due to the significant reduction in long-lead and sub-contract PCBs in 2009. The 2010 results are more in line with previous periods. Net sales attributable to Circuit Express during the quarter were approximately $5.2 million.
Cost of sales
Cost of sales for the three months ended September 30, 2010 increased approximately $4.2 million. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 54.3% during the three months ended September 30, 2010 compared to 56.8% in 2009. The decrease in gross profit as a percentage of sales in 2010 is largely the result of lower margins earned on the Circuit Express sales during the quarter.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.4 million during the three months ended September 30, 2010 compared to the same period in 2009. This increase is due to the costs associated with operating Circuit Express in 2010, which totaled approximately $1.2 million during the quarter and increased salaries and bonus accrual resulting from the significant increase in sales.
Income from operations
Income from operations for the three months ended September 30, 2010 was approximately $6.5 million, an increase of $2.9 million over the same period in 2009, primarily as a result of those factors described above.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Net sales
Net sales for the nine months ended September 30, 2010 were approximately $54.0 million compared to approximately $34.4 million for the same period in 2009, an increase of approximately $19.7 million or 57.3%. Increased sales from long-lead time PCBs ($7.5 million), quick-turn production ($5.5 million) and prototype PCBs ($4.9 million) are principally responsible for the increase. Assembly sales increased $1.5 million in 2010. Sales from quick-turn and prototype PCBs represented approximately 62.7% of net sales in the nine months ended September 30, 2010 compared to 67.1% in the same period of 2009. The 2009 percentage of sales for quick turn and prototype sales was higher than normal because those sales were impacted less by the then slumping economy. Net sales attributable to Circuit Express were approximately $11.4 million during 2010.
Cost of sales
Cost of sales for the nine months ended September 30, 2010 was approximately $24.2 million compared to approximately $14.7 million for the same period in 2009, an increase of approximately $9.6 million or 65.4%. The increase in cost of sales is almost entirely due to the increase in sales. Gross profit as a percentage of sales was 55.1% in 2010 compared to 57.3% during the nine months ended September 30, 2009. The decrease in gross profit as a percentage of sales in 2010 is largely the result of lower margins earned on the Circuit Express sales during 2010.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $7.9 million in the nine months ended September 30, 2010 compared to same period in 2009 due primarily to a combination of the following; (i) the reversal of loan forgiveness charges in 2009 ($0.2 million); (ii) non-cash stock compensation costs resulting from options issued to management in 2010 ($3.8 million); (iii) increased salaries and bonus accrual resulting from the significant increase in sales. and (iv) overhead costs directly associated with Circuit Express ($2.7 million).

Income from operations
Income from operations was approximately $13.7 million for the nine months ended September 30, 2010 compared to $11.6 million for the same period in 2009, an increase of $2.1 million based principally on the factors described above.
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
Results of Operations
The table below summarizes the income from operations data for American Furniture for the three and nine-month periods ended September 30, 2010 and September 30, 2009.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
Net sales	$32,104	$33,039	$109,392	$108,623
Cost of sales	27,653	26,761	90,472	87,072

Gross profit	4,451	6,278	18,920	21,551
Selling, general and administrative expense	4,041	4,262	13,271	13,659
Fees to manager	125	125	375	375
Amortization of intangibles	546	671	1,637	2,138
Impairment expense	42,435	—	42,435	—

Income from operations	$(42,696)	$1,220	$(38,798)	$5,379

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Net sales
Net sales for the three months ended September 30, 2010 decreased approximately $0.9 million over the corresponding three months ended September 30, 2009. Motion product sales decreased approximately $1.1 million offset in part by increases in sales in stationary and recliner products. The decrease in motion product sales is the result of the softer retail environment in the more expensive product categories such as our motion products and the increasing presence of Asian import product which often offers a better overall value proposition to customers.
Cost of sales
Cost of sales increased in the three months ended September 30, 2010 compared to the same period of 2009 despite the decrease in sales. Gross profit as a percent of sales was 13.9% in the three months ended September 30, 2010 compared to 19.0% in the corresponding period in 2009. During the third quarter of 2010 we reversed approximately $1.1 million in overhead absorption previously capitalized to finished goods inventory, in error, during the first two quarters of 2010. Had we not made this adjustment our gross profit as a percentage of sales would have been 17.3%, a decrease of approximately 170 basis points when compared to the same period in 2009 which is primarily attributable to $0.3 million in business interruption proceeds reflected as a credit to cost of sales in 2009 and to a lesser extent downward market pricing pressure from some of our larger customers.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2010, decreased approximately $0.2 million compared to the same period of 2009. This decrease is primarily due to lower insurance costs due to the favorable renewal of our health care plan.
Amortization of intangibles
Intangible amortization decreased approximately $0.1 million in the quarter ended September 30, 2010 compared to the same period in 2009 due to the expiration of non-compete agreements that were being amortized in 2009.
Impairment expense
We incurred an impairment charge at American Furniture in the third quarter of 2010 totaling $42.4 million. We conducted an interim test for impairment at American Furniture which was triggered based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $41.4 million. The remaining $1.0 million reflected a write off of the unamortized American Furniture trade name. The impairment charges recorded during the three months ended September 30, 2010 are preliminary pending finalization of our valuation efforts. We expect any adjustment to the fair value of AFM will be recorded in the fourth quarter of fiscal 2010.
Income from operations
Income from operations decreased approximately $43.9 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, principally due to the impairment expense and to a lesser extent other factors described above.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Net sales
Net sales for the nine months ended September 30, 2010 increased approximately $0.8 million over the corresponding nine months ended September 30, 2009. Stationary product net sales increased approximately $3.6 million and recliner product sales increased $0.7 million, offset in part by a decrease in motion product sales totaling approximately $3.7 million. The increase in stationary product sales is due primarily to an improved retail environment, particularly in the lower cost categories, particularly during the first quarter of 2010. The decrease in motion product sales is the result of the softer retail environment in the more expensive product categories such as our motion products and the increasing presence of Asian import product which often offers a better overall value proposition to customers.
Cost of sales
Cost of sales increased by approximately $3.4 million in the nine months ended September 30, 2010 compared to the same period of 2009 and is due in part to the corresponding increase in sales. Gross profit as a percentage of sales was 17.3% in the nine months ended September 30, 2010 compared to 19.8% in the corresponding period in 2009. The decrease in gross profit as a percentage of sales of approximately 250 basis points in 2010 is principally attributable to business interruption insurance proceeds recorded in 2009 which accounts for half of the year over year increase in cost of sales. Excluding the insurance proceeds in 2009 gross profit decreased approximately 116 basis points in 2010. The remainder of this decrease in margin is downward market pricing pressure from some of our larger customers.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2010, decreased approximately $0.4 million compared to the same period of 2009. This decrease period over period is primarily due to lower health insurance expense for 2010 ($0.5 million) and lower commission expense ($0.2 million), offset in part by an increase in bad debt expense ($0.3 million).
Amortization of intangibles
Intangible amortization decreased approximately $0.5 million in the nine months ended September 30, 2010 compared to the same period in 2009 due to the expiration of non-compete agreements that were being amortized in 2009.
Impairment expense
We incurred an impairment charge at American Furniture in the third quarter of 2010 totaling $42.4 million. We conducted an interim test for impairment at American Furniture which was triggered based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $41.4 million. The remaining $1.0 million reflected a write off of the unamortized American Furniture trade name. The impairment charges recorded during the nine months ended September 30, 2010 are preliminary pending finalization of our valuation efforts. We expect any adjustment to the fair value of AFM will be recorded in the fourth quarter of fiscal 2010.
Income from operations
Income from operations decreased approximately $44.2 million in the nine-months ended September 30, 2010 compared to the same period in 2009 principally due the impairment expense and other factors described above.
ERGObaby
Overview
ERGObaby, with headquarters in Pukalani, Hawaii, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries.
On September 16, 2010 we made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million, representing approximately 84% of the equity in ERGObaby. ERGObaby’s reputation for product innovation, reliability and safety has lead to numerous awards and accolades from consumer surveys and publications, including Parenting Magazine, Pregnancy magazine and Wired magazine.
Pro-forma Results of Operations
The table below summarizes the pro-forma results of operations for ERGObaby for the nine-months ended September 30, 2010 and the nine-months ended September 30, 2009. We acquired ERGObaby on September 16, 2010. The following operating results are reported as if we acquired ERGObaby on January 1, 2009.

	Nine-months ended
	September. 30,	September 30,
	2010	2009
(in thousands)	(Pro-forma)	(Pro-forma)
Net sales	$23,714	$16,307
Cost of sales (a)	7,012	4,245

Gross profit	16,702	12,062
Selling, general and administrative expense (b)	8,516	5,439
Fees to manager (c)	375	375
Amortization of intangibles (d)	1,287	1,287

Income from operations	$6,524	$4,961

Pro-forma results of operations of ERGObaby for the nine-month periods ended September 30, 2010 and 2009 include the following pro-forma adjustments: (comparative three-month results were not available)

(a)	Cost of sales for the nine months ended September 30, 2010 does not include $0.6 million of amortization expense associated with the inventory fair value step-up recorded during the last two weeks of September, our period of ownership.

(b)	Selling, general and administrative costs were reduced by approximately $10.0 million in the nine-months ended September 30, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

(c)	Represents management fees that would have been payable to the Manager.

(d)	An increase in amortization of intangible assets totaling $1.3 million in both the nine-month period ended September 30, 2010 and nine-month period ended September 30, 2009. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of ERGObaby.
Pro forma nine months ended September 30, 2010 compared to the pro forma nine months ended September 30, 2009.
Net sales
Pro forma net sales for the nine months ended September 30, 2010 increased approximately $7.4 million over the corresponding nine months ended September 30, 2009. Domestic sales were approximately $11.3 million in the nine months ended September 30, 2010 compared to approximately $8.0 million in the same period 2009 as the number of domestic retail outlets for the ERGObaby’s products increased from 648 outlets in 2009 to approximately 850 outlets in the 2010 period. International sales increased to $12.4 million in the nine months ended September 30, 2010 compared to $8.3 million in the same period in 2009. The increase was mostly attributable to increased sales to new and existing distributors in Asia.
Cost of sales
Pro forma cost of sales for the nine months ended September 30, 2010 increased to $7.0 million from $4.2 million in the same period in 2009. The increase is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 74.0% in the nine months ended 2009 to 70.4% in the same period in 2010. The decrease is attributable to an increase in the sales of organic baby carriers in 2010 which generate approximately 65% gross profit margin versus a 76% gross profit margin generated by non-organic baby carriers. Organic baby carriers represented a greater proportion of total sales in 2010 than for the same period in 2009.
Selling, general and administrative expense
Pro forma selling, general and administrative expense for the nine months ended September 30, 2010 increased to approximately $8.5 million or 35.9% of sales versus $5.4 million or 33.4% of sales in the same period in 2009. The increase is due principally to increases in sales commissions, marketing expenses and personnel costs directly related to the significant increase in sales.
Income from operations
Pro forma income from operations for the nine months ended September 30, 2010 increased approximately $1.6 million compared to the corresponding period in 2009 based principally on the significant increase in net sales and other factors described above.
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
Results of Operations
The table below summarizes the income from operations data for Fox Factory for the three- and nine-month periods ended September 30, 2010 and September 30, 2009.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
Net sales	$61,357	$36,910	$128,747	$86,870
Cost of sales	43,290	26,264	91,324	62,523

Gross profit	18,067	10,646	37,423	24,347
Selling, general and administrative expense	6,214	4,486	16,835	14,152
Fees to manager	125	125	375	375
Amortization of intangibles	1,304	1,304	3,913	3,913

Income from operations	$10,424	$4,731	$16,300	$5,907

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Net sales
Net sales for the three months ended September 30, 2010 increased $24.4 million or 66.2% compared to the corresponding three month period ended September 30, 2009. The increase in net sales is largely attributable to increases in sales in both the mountain biking and powered vehicles sectors. Sales increases in the powered vehicles sector are due to strong sales of suspension products to Ford Motor Company for use in its F-150 Raptor off-road pickup and sales to ATV OEMs. Sales increases in the mountain biking sector are principally due to increased sales to Bike OEMs as our new model year bikes were well received.
Cost of sales
Cost of sales for the three months ended September 30, 2010 increased approximately $17.0 million compared to the corresponding period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales was up slightly during the three months ended September 30, 2010 (29.4% at September 30, 2010 vs. 28.8% at September 30, 2009) as efficiencies associated with the increase in volume were realized during the quarter which were offset in part by increases in transportation costs and unfavorable sales channel mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2010 increased approximately $1.7 million over the corresponding three month period in 2009. This increase is the result of increases in engineering, administrative, sales and marketing costs incurred during the quarter to support the sales growth.
Income from operations
Income from operations for the three months ended September 30, 2010 increased approximately $5.7 million compared to the corresponding period in 2009 based principally on the increase in net sales and other factors described above.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Net sales
Net sales for the nine months ended September 30, 2010 increased $41.9 million or 48.2% compared to the corresponding nine month period ended September 30, 2009. The increase in net sales is attributable to increases in sales in the mountain biking sector as well as increases in sales in the powered vehicles sector. Sales increases in the mountain biking sector were due to strong sales of new model year bikes. Additionally, prior model year bikes performed well compared to seasonally weak sales in 2009. Sales increases in the powered vehicles sector were largely due to increases in sales of suspension products to Ford Motor Company for use in its F-150 Raptor off-road pickup, and sales to ATV OEMs.
Cost of sales
Cost of sales for the nine months ended September 30, 2010 increased approximately $28.8 million compared to the corresponding period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales increased during the nine months ended September 30, 2010 (29.1% at September 30, 2010 vs. 28.0% at September 30, 2009) due to efficiencies achieved associated with the increase in volume. This was offset in part by (i) an unfavorable channel mix in 2010 as a larger proportion of total net sales were in the OEM category which typically carries lower margins than Aftermarket sales and (ii) increases in transportation costs.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2010 increased $2.7 million over the corresponding nine month period in 2009. This increase is the result of increases in engineering, administrative, sales and marketing costs to support the sales growth.
Income from operations
Income from operations for the nine months ended September 30, 2010 increased approximately $10.4 million compared to the corresponding period in 2009 based principally on the significant increase in net sales and other factors described above.

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
Results of Operations
The table below summarizes the income from operations data for HALO for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009:

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
Net sales	$41,128	$35,545	$106,109	$91,717
Cost of sales	25,373	21,859	64,947	56,537

Gross profit	15,755	13,686	41,162	35,180
Selling, general and administrative expense	13,695	12,202	38,170	34,291
Fees to manager	125	125	375	375
Amortization of intangibles	600	637	1,819	1,909

Income (loss) from operations	$1,335	$722	$798	$(1,395)

Three-months ended September 30, 2010 compared to the three-months ended September 30, 2009.
Net sales
Net sales for the three months ended September 30, 2010 increased approximately $5.6 million or 15.7% over the corresponding three months ended September 30, 2009. Net sales attributable to acquisitions made since September 30, 2009 accounted for approximately $1.8 million in net sales during the three months ended September 30, 2010 while sales to existing accounts increased approximately $3.8 million during the three months ended September 30, 2010 compared to the same period in 2009. The increase in sales is due to increased promotional spending in 2010 compared to 2009 resulting from more favorable overall economic conditions in the promotions market in 2010.
Cost of sales
Cost of sales for the three months ended September 30, 2010 increased approximately $3.5 million compared to the same period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.3% and 38.5% of net sales for the three-month periods ended September 30, 2010 and September 30, 2009, respectively. The slight decrease in gross profit as a percentage of sales in 2010 is due to an unfavorable sales channel mix compared to the third quarter of 2009.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2010 increased approximately $1.5 million compared to the same period in 2009. This increase is largely the result of increased direct commission expense as a result of the increase in net sales ($1.0 million) and increases in group insurance expense ($0.1 million). The remaining increases are due to increased overhead costs resulting from the increases in net sales.

Amortization of intangibles
Amortization expense decreased slightly (less than $0.1 million) in the three months ended September 30, 2010 compared to the same period in 2009. This decrease is the result of intangible assets from certain prior year acquisitions that have become fully amortized.
Income from operations
Income from operations increased $0.6 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 based on the factors described above, particularly the increase in net sales.
Nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009.
Net sales
Net sales for the nine months ended September 30, 2010 increased approximately $14.4 million or 15.7% over the corresponding period in 2009. Net sales attributable to acquisitions made since September 30, 2009 accounted for approximately $3.2 million of the increase in net sales during the nine months ended September 30, 2010 while sales to existing accounts increased approximately $11.2 million during the same period. The increase in sales is due to increased promotional spending in 2010 compared to 2009 resulting from more favorable overall economic conditions in the promotions market in 2010.
Cost of sales
Cost of sales for the nine months ended September 30, 2010 increased approximately $8.4 million compared to the same period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.8% and 38.4% of net sales for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. The slight increase in gross profit as a percentage of sales in 2010 is due to a favorable sales channel mix.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2010 increased approximately $3.9 million. This increase is largely the result of increased direct commission expense in 2010 as a result of the increase in net sales ($2.6 million), increased group insurance expense ($0.5 million) and increased sales and use taxes incurred ($0.2 million). The remaining increases are due to increased overhead costs resulting from the increases in net sales.
Amortization of intangibles
Amortization expense decreased approximately $0.1 million in the nine months ended September 30, 2010 compared to the same period in 2009. This decrease is the result of intangible assets from certain prior year acquisitions that have become fully amortized.
Income (loss) from operations
Income from operations was approximately $0.8 million for the nine months ended September 30, 2010 compared to a loss from operations of approximately $1.4 million during the nine months ended September 30, 2009. The increased income from operations was based principally on those factors described above.
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 200,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods and home improvement retail outlets (“Non-Dealer sales”). Liberty has the largest independent dealer network in the industry.
Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales (“Non-dealer”) and 40% are Dealer (“Dealer”) sales.

Pro-forma Results of Operations
The table below summarizes the results of operations for Liberty Safe for the three-months ended September 30, 2010 and the pro-forma results of operations data for the three-months ended September 30, 2009 and the pro-forma results of operations for the nine-month periods ended September 30, 2010 and 2009. We acquired Liberty Safe on March 31, 2010. The following operating results are reported as if we acquired Liberty Safe on January 1, 2009.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
		(Pro-forma)	(Pro-forma)	(Pro-forma)
Net sales	$18,475	$21,008	$47,987	$56,610
Cost of sales	14,435	15,364	35,746	41,577

Gross profit	4,040	5,644	12,241	15,033
Selling, general and administrative expense (a)	2,241	2,143	6,111	6,259
Fees to manager (b)	125	125	375	375
Amortization of intangibles (c)	1,299	1,290	3,883	3,883

Income from operations	$375	$2,086	$1,872	$4,516

Pro-forma results of operations of Liberty Safe for the three months ended September 30, 2009 and the nine-month periods ended September 30, 2010 and 2009 include the following pro-forma adjustments:

a)	Selling, general and administrative costs were reduced by $4.9 million in the nine-months ended September 30, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

b)	Represents management fees that would have been payable to the Manager.

c)	An increase in amortization of intangible assets totaling $0.6 million in both the three-month period ended September 30, 2009 and nine-month period ended September 30, 2010 and $1.8 million in the nine-month period ended September 30, 2009. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Liberty Safe.
Three-months ended September 30, 2010 compared to the pro-forma three-months ended September 30, 2009.
Net sales
Net sales for the three months ended September 30, 2010 decreased approximately $2.5 million over the corresponding three months ended September 30, 2009. Non-Dealer sales were approximately $12.8 million in the three months ended September 30, 2010 compared to $13.0 million in the same period in 2009 representing a decrease of $0.2 million or 1.5%. This decrease is the result of several Non-Dealer accounts trailing last year. Dealer sales totaled approximately $5.7 million in the three months ended September 30, 2010 compared to $8.0 million in the same period in 2009 representing a decrease of $2.3 million or 28.8%. The decrease in Non-Dealer sales and the significant decrease in Dealer sales in 2010 principally results from a comparison of a very strong quarter in 2009 resulting from customers’ anticipation of stricter gun laws being enacted by the new Federal administration to a more normalized quarter in 2010 for the Dealer channel.
Cost of sales
Cost of sales for the three months ended September 30, 2010 decreased approximately $0.9 million. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 21.9% and 26.9% of net sales for the three-month periods ended September 30, 2010 and September 30, 2009, respectively. The decrease in gross profit as a percentage of sales for the three months ended September 30, 2010 compared to 2009 is attributable to; (i) a decline in Dealer sales which traditionally has higher margin sales; (ii) unfavorable manufacturing absorption rates in 2010 due to the decline in production volume; (iii) increases in freight costs due to higher fuel prices; and (iv) a higher mix of sales coming from a large customer taking direct shipments from China with lower margins.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2010, increased approximately $0.1 million compared to the same period in 2009. This increase is largely the result of decreased commission expenses resulting from the net sales decline offset by the cost of a national ad campaign that was launched in the third quarter of 2010 and severance cost.
Income from operations
Income from operations decreased $1.7 million in the three months ended September 30, 2010 to $0.4 million compared to the three months ended September 30, 2009 based on the factors described above, particularly the decline in net sales.

Pro-forma nine months ended September 30, 2010 compared to the pro-forma nine months ended September 30, 2009.
Net sales
Net sales for the nine-months ended September 30, 2010 decreased approximately $8.6 million over the corresponding nine-months ended September 30, 2009. Non-Dealer sales were approximately $29.5 million in the nine months ended September 30, 2010 compared to $35.1 million in the same period in 2009, representing a decrease of $5.6 million or 16.0%. Dealer sales totaled approximately $18.5 million in the nine months ended September 30, 2010 compared to $21.5 million in the same period in 2009 representing a decrease of $3.0 million or 14.0%. The significant decrease in Non-Dealer sales in 2010 is principally the result of one significant customer who experienced low demand for their private label product safes, which represented a new product line supplied by Liberty Safe. Historically, this customer represented approximately 25% of Liberty Safe’s Non-Dealer sales. This customer will gain some momentum going into the fourth quarter as we replace their private label product with Liberty product. In addition, other Non-Dealer sales are lower in 2010 as a result The decline in Dealer sales is due to less product demand in 2010 overall compared to 2009 due to greater than average sales in 2009 resulting from customers’ anticipation of stricter gun laws being enacted by the new Federal administration.
Cost of sales
Cost of sales for the nine months ended September 30, 2010 decreased approximately $5.8 million. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.5% and 26.6% of net sales for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. The decrease in gross profit as a percent of sales of 1.1% is attributable to a less favorable sales mix in 2010, represented by a greater proportion of Dealer sales in 2010.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2010, decreased approximately $0.1 million compared to the same period in 2009. This decrease is largely the result of decreased direct commission expense and co-op advertising as a result of the decline in net sales during 2010 offset by higher advertising costs as Liberty launched a national radio campaign in the third quarter.
Income from operations
Income from operations decreased $2.6 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 based on the factors described above, particularly the decline in net sales.
Staffmark
Overview
Staffmark, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. Staffmark serves over 6,400 corporate and small business clients and during an average week places over 40,000 employees in a broad range of industries. These industries include manufacturing, transportation, retail, distribution, warehousing, and automotive supply, as well as, construction, industrial, healthcare and financial sectors.
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
Fiscal 2008 and 2009 were challenging years for the temporary staffing industry. The already-weak economic conditions and employment trends in the U.S., present during 2008, continued to worsen as the year progressed and continued through the first three quarters of fiscal 2009. Economic conditions and employment trends showed positive signs of improvement in the fourth quarter of 2009 which has continued through 2010 to date.

Results of Operations
The table below summarizes the income from operations data for Staffmark for the three and nine- month periods ended September 30, 2010 and 2009

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
Service revenues	$271,333	$193,284	$740,089	$525,636
Cost of services	230,057	163,631	633,757	445,224

Gross profit	41,276	29,653	106,332	80,412
Staffing, selling, general and administrative exp.	29,410	27,200	86,320	85,042
Fees to manager	10	239	293	659
Amortization of intangibles	1,226	1,213	3,678	3,640
Impairment expense	—	—	—	50,000

Income (loss) from operations	$10,630	$1,001	$16,041	$(58,929)

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Service revenues
Service revenues for the three months ended September 30, 2010 increased $78.0 million over the corresponding three months ended September 30, 2009. This increase in revenues reflects increased demand for temporary staffing services (primarily light industrial). We continue to witness temporary staffing job creation and signs of a strengthening domestic economy, although uncertainty remains.
Cost of services
Direct cost of services for the three months ended September 30, 2010 increased approximately $66.4 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 15.2% and 15.3% of revenues for the three-month periods ended September 30, 2010 and 2009, respectively. The Hiring Incentives to Restore Employment Act H.R. 2847 (HIRE) enacted March 18, 2010, provides for exemptions from the employer’s portion of social security taxes for certain eligible new hires. This exemption is short term and set to expire December 31, 2010. HIRE exemptions contributed approximately 50 basis points to Staffmark’s gross margin for the three months ended September 30, 2010. Excluding those exemptions recognized in the quarter, the gross profit as a percentage of service revenue would have been approximately 14.7% for the three-month period ended September 30, 2010. A decrease of 60 basis points compared to 2009. The primary reason for the decrease in the gross profit margin is the result of higher unemployment taxes in 2010 as a result of increased funding requirements for various states’ depleted unemployment reserves.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the three months ended September 30, 2010 increased approximately $2.2 million compared to the same period a year ago. Management reduced overhead costs, consolidated facilities and closed unprofitable branches in order to mitigate the negative impact of the weak economic environment throughout 2009. The increase is primarily driven by increased staffing expense, which is directly tied to increased service volume.
Fees to manager
Fees to manager decreased approximately $0.2 million as a result of an amendment to the Management Services Agreement that reduces the 2010 fee to approximately 25% of the Manager’s full-year fee.
Income (loss) from operations
Income from operations increased approximately $9.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 based principally on the factors described above.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Service revenues
Service revenues for the nine months ended September 30, 2010 increased approximately $214.5 million over the corresponding nine months ended September 30, 2009. This increase in revenues reflects increased demand for temporary staffing services (primarily light industrial). We continue to witness temporary staffing job creation and signs of a strengthening global economy, although uncertainty remains.
Cost of revenues
Direct cost of revenues for the nine months ended September 30, 2010 increased approximately $188.5 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 14.4% and 15.3% of revenues for the nine-month periods ended September 30, 2010 and 2009, respectively. The Hiring Incentives to Restore Employment Act H.R. 2847 (HIRE) enacted March 18, 2010, provides for exemptions from the employer’s portion of social security taxes for certain eligible new hires. This exemption is short term and set to expire December 31, 2010. Excluding those exemptions, the gross profit as a percentage of service revenue would have been approximately 14.1% for the nine-month period ended September 30, 2010. The majority of the decrease in the gross profit margin is the result of two factors: (i) unemployment taxes are higher in 2010 as a result of increased funding required for various states’ depleted unemployment reserves; and (ii) downward market pricing pressure resulting from the recent economic downturn.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the nine months ended September 30, 2010 increased approximately $1.3 million compared to the same period a year ago. Management reduced overhead costs, consolidated facilities and closed unprofitable branches in order to mitigate the negative impact of the weak economic environment throughout 2009. Management continues to control its costs; limiting its spending increases to areas such as staffing costs required to support increased service volumes and financial performance .
Impairment expense
Based on the results of our annual goodwill impairment test in March 2009 we determined that the carrying amount of Staffmark exceeded its fair value by approximately $50.0 million as of March 31, 2009. Therefore, we recorded a $50.0 million pretax goodwill impairment charge for the nine months ended September 30, 2009. We performed the annual goodwill impairment test as of March 31, 2010 and our results indicated that no impairment of goodwill was evident.
Income (loss) from operations
Income (loss) from operations increased approximately $75.0 million for the nine months ended September 30, 2010 to operating income of $16.0 million in 2010 compared to an operating loss of $58.9 million for the nine months ended September 30, 2009, based principally on the factors described above.
Tridien Medical
Overview
Tridien Medical, formerly known as Anodyne Medical Device, Inc. (“Tridien”) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.
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

Results of Operations
The table below summarizes the income from operations data for Tridien for the three- and nine-month periods ended September 30, 2010 and September 30, 2009.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2010	2009	2010	2009
Net sales	$14,728	$13,868	$46,809	$39,479
Cost of sales	10,187	9,657	32,071	27,836

Gross profit	4,541	4,211	14,738	11,643
Selling, general and administrative expense	1,935	1,644	5,570	5,289
Fees to manager	88	88	263	263
Amortization of intangibles	368	371	1,119	1,112

Income from operations	$2,150	$2,108	$7,786	$4,979

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Net sales
Net sales for the three months ended September 30, 2010 increased approximately $0.9 million over the corresponding three months ended September 30, 2009. Net sales increases were realized from powered support surfaces of $0.5 million and positioning products of $0.6 million, which were offset in part by a decline in non-powered support surfaces of $0.2 million. Sales of powered support surfaces are continuing to show signs of recovery in 2010 over 2009. Non-powered support surfaces and patient positioning products represented approximately 78.5% of sales in the third quarter of 2010 compared to 81% in 2009.
Cost of sales
Cost of sales increased approximately $0.5 million in the three months ended September 30, 2010 compared to the same period of 2009, primarily due to increases in net sales. Gross profit as a percentage of sales was 30.8% in the three months ended September 30, 2010 compared to 30.4% in the corresponding period in 2009. The increase of 0.4% of gross profit as a percentage of net sales in 2010 is principally due to favorable absorption rates on fixed manufacturing overhead offset in part by the negative impact of timing between contractual price adjustments and changes in commodity raw material costs. We expect raw material price increases in the fourth quarter of 2010 that may have a negative impact on our margins of approximately 150 basis points going forward.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2010 increased approximately $0.3 million compared to the same period of 2009. This increase is principally the result of a planned increased spending in engineering support and new product development.
Income from operations
Income from operations in the three months ended September 30, 2010 was essentially flat compared to the three months ended September 30, 2009, due principally to those factors described above.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Net sales
Net sales for the nine months ended September 30, 2010 increased approximately $7.3 million over the corresponding nine months ended September 30, 2009. Sales of non-powered support surfaces increased by $3.9 million while sales of powered support services and positioning products increased by $2.0 million and $1.4 million, respectively, in the first nine months of 2010. Non-powered support surfaces and patient positioning products represented approximately 76.4% of sales during the nine-months ended September 30, 2010 compared to 77.2% of sales during the same period in 2009.
Cost of sales
Cost of sales increased approximately $4.2 million in the nine months ended September 30, 2010 compared to the same period of 2009, primarily due to the increase in net sales and inflationary cost increases. Gross profit as a percentage of sales was 31.5% in the nine months ended September 30, 2010 compared to 29.5% in the corresponding period in 2009. The increase of 2.0% of gross profit in 2010 when compared with 2009 is principally due to labor and manufacturing efficiencies realized during the period from higher volumes, an increase in higher margin powered product sales offset in part by the negative impact of timing between contractual price adjustments and inflationary cost increases. We expect raw material price increases in the fourth quarter of 2010 that may have a negative impact on our margins of approximately 150 basis points going forward.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2010 increased approximately $0.3 million compared to the same period of 2009. This increase is principally the result of a planned increased spend in engineering support and new product development offset by $0.2 million in savings from the closure of the Oklahoma office and distribution center in the second quarter of 2009.
Income from operations
Income from operations for the nine months ended September 30, 2010 increased approximately $2.8 million over the corresponding period in 2009, due principally to those factors described above.

Liquidity and Capital Resources
For the nine months ended September 30, 2010, on a consolidated basis, cash flows provided by operating activities totaled approximately $28.8 million, which represents a $7.4 million increase in cash provided by operations compared to the nine-month period ended September 30, 2009. This increase is due principally to the increase in operating income, with the exception of American Furniture, at each of our businesses. Consolidated net loss, adjusted for non-cash activity, improved by approximately $33.6 million in the nine-months ended September 30, 2010 compared to the same period in 2009.
Cash flows used in investing activities totaled approximately $178.4 million, which reflects maintenance capital expenditures of approximately $4.7 million and costs associated with platform and add-on acquisitions totaling approximately $173.7 million. We anticipate increases in capital expenditures during the remainder of fiscal 2010. Total capital expenditures for fiscal 2010 are expected to aggregate approximately $8.0 million.
Cash flows provided by financing activities totaled approximately $142.5 million, principally reflecting: (i) borrowings under our Revolving Credit Facility of $100.8 million and repayments of our Term Loan Facility of $1.5 million; (ii) proceeds from our April 2010 stock offering of $75.0 million; and (iii) receipt of approximately $9.5 million from investments in our recent acquisitions by non controlling shareholders, offset in part by distributions paid to shareholders during the year totaling approximately $40.9 million.
At September 30, 2010, we had approximately $24.5 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
We had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $48.2 million;
•	American Furniture — approximately $73.9 million;
•	ERGObaby — approximately $48.7 million;
•	Fox Factory — approximately $43.0 million;
•	HALO — approximately $47.4 million;
•	Liberty — approximately $41.6 million;
•	Staffmark — approximately $71.0 million; and
•	Tridien — approximately $7.9 million.
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
We incurred non-cash charges to earnings of approximately $18.6 million during the nine-months ended September 30, 2010 in order to recognize an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $30.7 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at September 30, 2010.
Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million, subject to availability, which matures in December 2012 and a Term Loan Facility totaling $74.5 million, which matures in December 2013.

The Term Loan Facility requires quarterly payments of $0.5 million which commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $70.0 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap was intended to mitigate the impact of fluctuations in interest rates and effectively converts $70 million of our floating-rate Term Facility Debt to a fixed- rate basis for a period of three years. The swap expires January 24, 2011.
At September 30, 2010 we had $100.8 million in outstanding borrowings under our Revolving Credit Facility. We had approximately $172.7 million in additional borrowing base availability under this facility at September 30, 2010. Letters of Credit totaling $68.3 million were outstanding at September 30, 2010. We currently have no exposure to failed financial institutions.
The following table reflects required and actual financial ratios as of September 30, 2010 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	6.80:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	9.92:1.0
Leverage Ratio	less than or equal to 3.5:1.0	1.72:1.0
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

	Nine months	Nine months
	ended	ended
(in thousands)	Sept. 30, 2010	Sept. 30, 2009
	(unaudited)	(unaudited)
Net loss	$(45,447)	$(39,595)
Adjustment to reconcile net loss to cash provided by operating activities

Depreciation and amortization	27,984	24,989
Supplemental put expense	18,630	(8,518)
Stockholder charges	8,209	1,378
Impairment charges	42,435	59,800
Deferred taxes	(5,115)	(28,107)
Debt issuance costs	1,329	1,343
Loss on debt repayment	—	3,652
Other	245	(254)
Changes in operating assets and liabilities	(19,443)	6,746

Net cash provided by operating activities	28,827	21,434

Add (deduct):
Unused fee on revolving credit facility (1)	2,378	2,581
Successful acquisition costs	3,970	—
Staffmark integration and restructuring	—	4,022
Changes in operating assets and liabilities	19,443	(6,746)

Less:
Maintenance capital expenditures:
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	228	159
American Furniture	173	488
Tridien	722	395
Staffmark	2,166	400
Fox	651	334
Halo	442	405
ERGObaby	62	—
Liberty	259	—

Estimated cash flow available for distribution	$49,915	$19,110

Distribution paid — April of 2010 and 2009	$14,238	$10,719
Distribution paid — July of 2010 and 2009	14,238	12,452
Distribution paid — October of 2010 and 2009	14,238	12,452

	$42,714	$35,623

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents transaction cost for successful acquisitions that were expensed during the period.
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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2010:

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$201,040	$12,143	$119,627	$69,270	$—
Capital lease obligations	859	253	412	194	—
Operating lease obligations (b)	64,479	12,556	19,817	11,600	20,506
Purchase obligations (c)	168,999	105,486	33,438	30,075	—
Supplemental put obligation (d)	30,712	—	—	—	—

	$466,089	$130,438	$173,294	$111,139	$20,506

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities, and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of September 30, 2010, including: (i) shareholder distributions of $57 million, (ii) management fees of approximately $15 million per year over the next five years, (iii) commitment fees under our Revolving Credit Facility, and (iv) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
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
With the exception of the interim goodwill impairment test performed at American Furniture as of September 30, 2010, estimates employed and judgment used in determining critical accounting estimates have not changed from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2009 as filed with the SEC with the exception.
Interim impairment testing — American Furniture
We test goodwill at interim dates if events or circumstances indicate that goodwill might be impaired at any of our reporting units. As a result, we conducted an interim test for impairment at American Furniture which was triggered based on results of operations at the reporting unit which had deteriorated significantly during the second and third quarter of 2010. No indicators of impairment were identified at any other reporting unit at September 30, 2010. The domestic economy has undergone a significant period of economic uncertainty which has resulted in limited access to credit markets and lower consumer spending. The retail furniture market has been, and continues to be, severely impacted by these conditions, particularly as it relates to the housing market. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. The uptick in sales and results of operations that we anticipated at the beginning of this year, which we believed would coincide with the overall modest economic rebound, has not occurred in the furniture industry and we do not at this time believe it will occur in the near future. Accordingly, we adjusted our forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a discounted cash flow analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture was below its carrying amount.
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
The “implied fair value” of reporting units is determined by management and is based upon (i) future cash flow projections for the reporting unit, discounted to present value and (ii) market comparison to comparable peer companies. We weigh the results from the two methodologies based on the relative strength of each and arrive at a blended indication of fair value at each of our reporting units. We use outside valuation experts to assist us in determining and evaluating the fair value of our reporting units.
The carrying amount of American Furniture exceeded its fair value at September 30, 2010 due primarily to the significant decrease in revenue and operating profit together with management’s revised outlook on near term operating results. As a result, we performed the second step of the goodwill impairment test in order to determine the amount of impairment loss. The second step of the goodwill impairment test involved comparing the implied fair value of American Furniture’s goodwill with the carrying value of that goodwill. This comparison resulted in a preliminary goodwill impairment charge of $41.4 million, which was recorded in impairment expense on the consolidated statement of operations. Further, the preliminary results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $1.0 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.
The impairment charge related to the Company’s American Furniture reporting unit reflects the preliminary indication from the impairment analysis performed to date and is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed. The Company currently expects to finalize its goodwill impairment analysis during the fourth quarter of fiscal 2010. Any adjustments to the Company’s preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in the Company’s consolidated financial statements for the fourth quarter of fiscal 2010.
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
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2010. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2010.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

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

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective January 1, 2007, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein

3.2	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated November 1, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: November 8, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2010

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective January 1, 2007, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein

3.2	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated November 1, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant