Form 10-K
period 2010-12-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2011-03-10
CIK 1345122, 1345126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-51937
Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of incorporation or organization)	57-6218917 (I.R.S. Employer Identification No.)
Commission File Number: 0-51938
Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of incorporation or organization)	20-3812051 (I.R.S. Employer Identification No.)

Sixty One Wilton Road Second Floor Westport, CT (Address of principal executive offices)	06880 (Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“trust shares”)	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None
     Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2010 was $458,572,450 based on the closing price on the NASDAQ Global Select Market on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.
     There were 46,725,000 shares of trust stock without par value outstanding at February 25, 2011.
Documents Incorporated by Reference
     Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2011 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER
     In reading this Annual Report on Form 10-K, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;
•	“businesses”, “operating segments”, subsidiaries and “reporting units” all refer to, collectively, the businesses controlled by the Company;
•	the “Company” refer to Compass Group Diversified Holdings LLC;
•	the “Manager” refer to Compass Group Management LLC (“CGM”);
•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;
•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;
•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;
•	the “2010 acquisitions” refer to, collectively, the acquisitions of Liberty Safe and Security Products, LLC and ERGObaby Carrier, Inc.;
•	the “2007 disposition” refers to, the sale of Crosman Acquisition Corporation;
•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;
•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;
•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;
•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;
•	the “Term Loan Facility” refer to the $74.0 million Term Loan Facility, as of December 31, 2010, provided by the Credit Agreement that matures in December 2013;
•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and
•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

In terms of the businesses in which we have a controlling interest as of December 31, 2010, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the current challenging economic environment.
2010 Highlights
Acquisitions
•	On March 11, 2010, our majority owned subsidiary, Advanced Circuits, acquired Circuit Express, Inc. (“Circuit Express” or “CEI”), based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs, as defined below, primarily for aerospace and defense related customers.
•	On March 31, 2010, we purchased a controlling interest in Liberty Safe and Security Products, Inc. (“Liberty” or “Liberty Safe”), with headquarters in Payson, Utah. Liberty is a premier designer, manufacturer and marketer of home and gun safes in North America. Liberty manufactures and sells a wide range of home and gun safes in a broad assortment of sizes, features and styles which are sold in various sporting goods, farm and fleet and home improvement retailers. We made loans to and purchased a controlling interest in Liberty for approximately $70.2 million.
•	On September 16, 2010, we purchased a controlling interest in ERGO Baby Carrier, Inc. (“ERGObaby”) with headquarters in Pukalani, Hawaii. ERGObaby is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries. We made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million.
Common stock offerings
•	On April 13, 2010, we completed a public offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to us, after deducting underwriter’s discount and offering costs, totaled approximately $75.0 million. We used $70.0 million of the net proceeds to pay down our Revolving Credit Facility.
•	On November 12, 2010, we completed a public offering of 4,850,000 Trust shares (including the underwriter’s over-allotment completed December 8, 2010) at an offering price of $16.90 per share. The net proceeds to us, after deducting underwriter’s discount and offering costs, totaled approximately $78.0 million.
NYSE listing
•	On October 14, 2010, we provided written notice to The NASDAQ Stock Market LLC of our intention to transfer the listing of our shares to the New York Stock Exchange (the “NYSE”) and to voluntarily delist our shares from the NASDAQ Global Select Market in connection with the transfer. Our shares commenced trading on the NYSE under the stock symbol “CODI” on November 1, 2010.
2010 Distributions
For the 2010 fiscal year we declared distributions to our shareholders totaling $1.36 per share.
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2010:
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to and purchased a controlling interest in Advanced Circuits, on May 16, 2006, for approximately $81.0 million. We currently own 69.6% of the outstanding stock of Advanced Circuits on a primary basis and 69.4% on a fully diluted basis.
American Furniture
AFM Holding Corporation (“American Furniture” or “AFM”) headquartered in Ecru, Mississippi, is a leader in the manufacturing of low-cost upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products to the promotional furniture market. We made loans to and purchased a controlling interest in AFM on August 31, 2007 for approximately $97.0 million. As a result of the recapitalization of American Furniture’s outstanding de16 with additional equity, we currently own approximately 99.9% of AFM’s outstanding stock on a primary basis and 91.4% on a fully diluted basis.
ERGObaby
ERGObaby headquartered in Pukalani, Hawaii, is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally. We made loans to and purchased a controlling interest in ERGObaby on September 16, 2010 for approximately $85.2 million. We currently own 83.9% of the outstanding stock of ERGObaby on a primary basis and 79.9% on a fully diluted basis.
Fox
Fox Factory Holding Corp. (“Fox”) headquartered in Watsonville, California, is a designer, manufacturer and marketer of high end suspension products for mountain bikes and power sports, which includes; all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers (“OEM”) and provides after-market products to retailers and distributors (“Aftermarket”). Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike. We made loans to and purchased a controlling interest in Fox on January 4, 2008, for approximately $80.4 million. We currently own 75.7% of the outstanding common stock on a primary basis and 68.1% on a fully diluted basis.
HALO
HALO Lee Wayne LLC, operating under the brand names of HALO and Lee Wayne (“HALO”), headquartered in Sterling, Illinois, serves as a one-stop shop for over 40,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. HALO has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 600 account executives. We made loans to and purchased a controlling interest in HALO on February 28, 2007 for approximately $62.0 million. We currently own 88.7% of the outstanding common stock on a primary basis and 72.8% on a fully diluted basis.
Liberty Safe
Liberty Safe, headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to and purchased a controlling interest in Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 96.2% of the outstanding stock of Liberty Safe on a primary basis and 87.7% on a fully diluted basis.
Staffmark
In May of 2010, CBS Personnel Holdings Inc. changed its name to Staffmark Holding, Inc. (“Staffmark”) headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. In order to provide its more than 6,000 clients with tailored staffing services to fulfill their human resources needs, Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. We made loans to and purchased a controlling interest in Staffmark Holdings Inc, on May 16, 2006, for approximately $128.0 million.
On January 21, 2008, Staffmark Holdings, Inc. acquired Staffmark Investment LLC for approximately $133.8 million, including fees and transaction costs. Like Staffmark Holdings Inc., Staffmark Investment LLC was one of the leading providers of commercial staffing services in the United States, providing staffing services in 30 states. Staffmark Holdings, Inc repaid $80.0 million in Staffmark Investment LLC indebtedness and issued $47.9 million in Staffmark Holdings, Inc common stock for all the equity interests in Staffmark Investment LLC.
Our ownership percentage of the outstanding capital stock of Staffmark is currently 76.2% on a primary basis and 68.5% on a fully diluted basis.
Tridien
Anodyne Medical Device, Inc. (“Anodyne”, which was rebranded as “Tridien” in September 2010) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Tridien from CGI on August 1, 2006 for approximately $31.0 million. We currently own 73.9% of the outstanding capital stock on a primary basis and 61.8% on a fully diluted basis.

Our businesses also represent our operating segments.
Tax Reporting
Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2010, and future years, the Trust has, and will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2010, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2009 and 2008 taxable year. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.
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

(1)	CGI and its affiliates beneficially own approximately 13.6% of the Trust shares and is our single largest holder. Mr. Massoud and Mr. Offenberg are not directors, officers or members of CGI or any of its affiliates.
(2)	Owned by members of our Manager, including Mr. Massoud as managing member.
(3)	Mr. Massoud is the managing member.
(4)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.
(5)	Mr. Day is a non-managing member.

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
Our management team has a large network of approximately 2,000 deal intermediaries who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s proprietary transaction sourcing efforts, we have a substantial pipeline of potential acquisition targets. Our management team also has a well established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our acquired businesses.
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
One outcome of this process is a projection of the expected cash flows from the target business. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that with detailed due diligence, future cash flows will be better estimated and the prospects for operating the business in the future better evaluated. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We also engage technical, operational or industry consultants, as necessary.
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

Financing
We have a Credit Agreement with a group of lenders led by Madison Capital, LLC. The Credit Agreement provides for a Revolving Credit Facility totaling $340.0 million, subject to borrowing base restrictions, and a Term Loan Facility totaling $74.0 million. The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008, and a final payment of the outstanding principal balance on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012.
On February 18, 2009, we repaid $75.0 million of the outstanding Term Loan Facility with the unused portion of the proceeds from the sale of Aeroglide and Silvue in 2008.
The Credit Agreement provides for letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the borrowing availability under the Credit Agreement. At December 31, 2010, we had outstanding letters of credit totaling $69.7 million. The borrowing availability under the Revolving Credit Facility at December 31, 2010 was approximately $248.3 million.
The Credit Agreement is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries. (See Note I to the consolidated financial statements for more detail regarding our Credit Agreement).
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
Our Businesses
Advanced Circuits
Overview
Advanced Circuits, headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and production rigid PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. During 2010, with the acquisition of Circuit Express, approximately 64% of Advanced Circuits net sales were derived from highly profitable prototype and quick turn production PCBs. In each of the years 2009 and 2008, approximately 66% of Advanced Circuits’ net sales were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year. These customers represent numerous end markets, and for each of the years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 2% of net sales. Advanced Circuits’ senior management, collectively, has approximately 90 years of experience in the electronic components manufacturing industry and closely related industries.
For the full fiscal years ended December 31, 2010, 2009 and 2008, Advanced Circuits had net sales of approximately $74.5 million, $46.5 million and $55.4 million, respectively and operating income of $20.4 million, $16.3 million and $17.7 million, respectively. Advanced Circuits had total assets of $92.0 million, $72.6 million and $74.0 million at December 31, 2010, 2009 and 2008, respectively. Net sales from Advanced Circuits represented 4.5%, 3.7% and 3.6% of our consolidated net sales for the years 2010, 2009 and 2008, respectively.

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
In 1997, Advanced Circuits increased its capacity and consolidated its facilities into its current headquarters in Aurora, Colorado. During 2001 through 2003, despite a recession and a reduction in United States PCB manufacturing, Advanced Circuits’ sales expanded by 29% as its research and development focused customer base continued to require PCBs to perform day-to-day activities. In 2003, to support its growth, Advanced Circuits expanded its PCB manufacturing facility by approximately 37,000 square feet or approximately 150%.
In March 2010 Advanced Circuits acquired Circuit Express, Inc (“CEI”) for approximately $16.1 million. Based in Tempe Arizona and founded in 1987, CEI focuses on quick-turn and prototype manufacturing of rigid PCBs primarily for the aerospace and defense related industry customers. CEI specializes in expedited delivery in as fast as 24 hours. CEI reported net sales of approximately $16.4 million in 2009 and $18.7 million for the full fiscal 2010 year. Circuit Express contributed approximately $15.8 million of net sales from its acquisition date to December 31, 2010 to Advanced Circuits during 2010.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
Industry
The PCB industry, which consists of both large global PCB manufacturers and small regional PCB manufacturers, is a vital component to all electronic equipment supply chains as PCBs serve as the foundation for virtually all electronic products, including cellular telephones, appliances, personal computers, routers, switches and network servers. PCBs are used by manufacturers of these types of electronic products, as well as by persons and teams engaged in research and development of new types of equipment and technologies. According to an IPC 2010 Statistical Report, domestic net sales in 2010 of rigid PCBs grew at the rate of almost 18% to approximately $1.6 billion in 2010 compared to $1.4 billion in 2009. From that same report net bookings of rigid PCBs grew at the rate of over 23% in 2010 compared to 2009.
In contrast to global trends, however, production of PCBs in North America has declined by over 50% since 2000, to approximately $4.09 billion in 2009, and is expected to grow slightly over the next several years according to the IPC 2009 Analysis. The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, prototype production, some of the more complex volume production and military production have remained strong in the United States.
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
These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by the Asian based manufacturers due to the quick response time required for these products. The North American prototype and quick-turn production sectors combined represent approximately $2.6 billion in the PCB production industry in 2009.
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
Products and Services
A PCB is comprised of layers of laminate and contains patterns of electrical circuitry to connect electronic components. Advanced Circuits typically manufactures 2 to 20 layer PCBs, and has the capability to manufacture up even higher layer PCBs. The level of PCB complexity is determined by several characteristics, including size, layer count, density (line width and spacing), materials and functionality. Beyond complexity, a PCB’s unit cost is determined by the quantity of identical units ordered, as engineering and production setup costs per unit decrease with order volume, and required production time, as longer times often allow increased efficiencies and better production management. Advanced Circuits primarily manufactures lower complexity PCBs.
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
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:
Gross Sales by Products and Services(1)

	Year Ended December 31,
	2010	2009	2008
Prototype Production	28.9%	30.6%	31.6%
Quick-Turn Production	32.6%	36.4%	34.4%
Volume Production (including assembly)	36.1%	30.1%	27.5%
Third Party	2.4%	2.9%	6.5%

Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:
•	Numerous Unique Orders Per Day — For the year ended December 31, 2010, Advanced Circuits received on average over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as a low cost manufacturer of prototype and quick-turn PCBs.
•	Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2010, Advanced Circuits did business with over 11,000 customers and added approximately 210 new customers per month. For each of the years ended December 31, 2010, 2009 and 2008, no customer represented over 2% of net sales.
•	Highly Responsive Culture and Organization — A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on prototype or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

•	Proprietary FreeDFM.com Software — Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool, which was launched in 2002, enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.com has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.
•	Established Partner Network — Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a complete suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.
Business Strategies
Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:
•	Increase Portion of Revenue from Prototype and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the expense of declining sales in volume production PCBs, as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.
•	Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits has begun to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. According to a November 2009 IPC study, approximately 309 PCB manufacturers operate in the United States with only 26 generating annual sales in excess of $20 million. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits has an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.
•	Remain Committed to Customers and Employees — Advanced Circuits has remained focused on providing the highest quality product and service to its customers. We believe this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. As a result, Advanced Circuits plans on continuing to focus on similar programs to maintain this competitive advantage.
Research and Development
Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently. Research and development expenses were not material in each of the years 2010, 2009 and 2008.

Customers
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2010, 2009 and 2008:

		2009
	2010 Customer	Customer	2008 Customer
Industry Sector	Distribution	Distribution	Distribution
Electrical Equipment and Components	27%	33%	32%
Measuring Instruments	9%	13%	12%
Electronics Manufacturing Services	17%	15%	16%
Engineer Services	10%	5%	5%
Defense	7%	—	—
Industrial and Commercial Machinery	6%	8%	8%
Business Services	1%	2%	2%
Wholesale Trade-Durable Goods	1%	1%	2%
Educational Institutions	7%	8%	6%
Transportation Equipment	7%	10%	8%
All Other Sectors Combined	8%	5%	9%

Total	100%	100%	100%

Management estimates that over 95% of its orders are generated from existing customers. Moreover, approximately 65% of Advanced Circuits’ orders in each of the years 2010, 2009 and 2008 were delivered within five days (not including CEI orders in 2010).
Sales and Marketing
Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 2% of net sales each year on its marketing initiatives and advertising and has 42 employees dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 300 outbound sales calls and receive between 160 and 200 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired over the internet where Advanced Circuits generates over 75% of its orders from its website.
Once a new client is acquired, Advanced Circuits offers an easy to use customer-oriented website and proprietary online design and review tools to ensure high levels of retention. By maintaining contact with its customers to ensure satisfaction with each order, Advanced Circuits believes it has developed strong customer loyalty, as demonstrated by over 95% of its orders being received from existing customers. Included in each customer order is an Advanced Circuits pre-paid “bounce-back” card on which a customer can evaluate Advanced Circuits’ services and send back any comments or recommendations. Each of these cards is read by senior members of management, and Advanced Circuits adjusts its services to respond to the requests of its customer base.
Substantially all revenue is derived from sales within the United States.
Advanced Circuits, due to the volume of prototype and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2010 and 2009.

Competition
There are currently an estimated 300 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
Competitors in the prototype and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The three largest independent domestic prototype and quick-turn PCB manufacturers in North America are DDI Corp., TTM Technologies, Inc. and Viasystems Group, Inc. Though each of these companies produces prototype PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with greater complexity in response to the off shoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, prototype and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues under $20 million that have long-term customer relationships and typically produce both prototype and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in prototype and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.
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
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 17.9%, 16.9% and 16.1% of net sales for each of the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
The primary raw materials that are used in production are core materials, such as copper clad layers of glass and chemical solutions, and copper and gold for plating operations, photographic film and carbide drill bits. Multiple suppliers and sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and Advanced Circuits’ management believes this will continue in the foreseeable future. Advanced Circuits works closely with its suppliers to incorporate technological advances in the raw materials they purchase. Advanced Circuits does not believe that it has significant exposure to fluctuations in raw material prices. The fact that price is not the primary factor affecting the purchase decision of many of Advanced Circuits’ customers has allowed management to historically pass along a portion of raw material price increases to its customers.
Intellectual Property
Advanced Circuits seeks to protect certain proprietary technology by entering into confidentiality and non-disclosure agreements with its employees, consultants and customers, as needed, and generally limits access to and distribution of its proprietary information and processes. Advanced Circuits’ management does not believe that patents are critical to protecting Advanced Circuits’ core intellectual property, but, rather, its effective and quick execution of fabrication techniques, its website FreeDFM.comTM and its highly skilled workforce are the primary factors in maintaining its competitive position.
Advanced Circuits uses the following brand names: FreeDFM.comTM, 4pcb.comTM, 4PCB.comTM, 33each.comTM, barebonespcb.comTM and Advanced CircuitsTM. These trade names have strong brand equity and are material to Advanced Circuits’ business.
Regulatory Environment
Advanced Circuits’ manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Advanced Circuits’

management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance as it was awarded the Denver Metro Wastewater Reclamation District Gold Award for the years 2002, 2003, 2005, 2006, 2008 and 2009.
Employees
As of December 31, 2010, Advanced Circuits employed 399 persons. Of these employees, there were 42 in sales and marketing, 7 in information technology, 13 in accounting and finance, 47 in engineering, 18 in shipping and maintenance, 264 in production and 8 in management. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.
American Furniture
Overview
American Furniture, headquartered in Ecru, Mississippi, is a manufacturer of upholstered furniture sold to large-scale furniture distributors and retailers. American Furniture operates almost exclusively in the promotional upholstered segment of the furniture industry which is characterized by affordable prices, standard designs and immediate availability to retail consumers. American Furniture was founded in 1998. The current management team has been in place since 2004 led by CEO Mike Thomas. American Furniture’s products are adapted from established designs in the following categories: (i) stationary, (ii) motion, (iii) recliner and (iv) other related products including accent tables and rugs. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.
On February 12, 2008, American Furniture’s 1.1 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.
The Company temporarily moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management secured 320 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. These temporary stationary production facilities provided American Furniture with approximately 90% of the pre-fire stationary production capabilities for the months of April through November. Orders for motion and recliner products were addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. On November 7, 2008 the damaged manufacturing facility was fully restored and operating.
For the full fiscal years ended December 31, 2010, 2009 and 2008 American Furniture had net sales of approximately $136.9 million, $142.0 million and $130.9 million and operating income (loss) of ($37.1 million), $6.5 million and $5.1 million, respectively. American Furniture had total assets of $78.3 million, $115.8 million and $119.8 million at December 31, 2010, 2009 and 2008, respectively. Net sales from American Furniture represented 8.3%, 11.4% and 8.5% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.
History of American Furniture
American Furniture was founded in 1998 with an exclusive focus on promotional upholstered furniture, offering a unique value proposition combining consistent high-quality, attractively priced products and 48-hour quick-ship service. As American Furniture has grown, it has maintained a disciplined, production focused strategy with proven merchandising ideally suited to serve what has historically been one of the faster growing segments of the retail furniture marketplace, promotional furniture. AFM began operations in 1998 with four assembly lines housed in a 60,000 sq. ft. facility. By 2002, American Furniture had achieved revenues in excess of $120 million and grew operations into a 600,000 sq. ft. facility in Houlka, MS. In 2004, American Furniture was sold by its founder to a group of private investors who installed a new management structure led by Mr. Mike Thomas. Mr. Thomas successfully hired a new executive team and grew American Furniture’s administrative infrastructure in order to build a solid foundation to support future growth. In 2005, American Furniture aggressively pursued Asian sourcing for fabrics and other assorted materials. Today American Furniture is a leading manufacturer of promotional upholstered furniture operating from an approximately 1.1 million sq. ft. manufacturing and warehouse facility completely restored from the February 2008 fire.

We acquired a controlling interest in American Furniture on August 31, 2007.
Industry
AFM is a leading manufacturer of upholstered furniture serving the promotional segment of the U.S. furniture industry. The domestic furniture industry over the past twenty years prior to 2008 realized consistent growth driven by several factors including (i) a long-term favorable housing market and consistent growth in the purchase of second homes, (ii) favorable demographic trends (i.e., graying/baby-boom population) and (iii) overall rise in consumer spending have all contributed to the expansion of the domestic furniture industry prior to 2008.
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
AFM participates largely in the promotional upholstered furniture industry. Within the U.S. residential retail furniture marketplace, products are typically positioned in the “promotional”, “good”, “better”, or “best” category. The scale of the categories is intended to reflect an increasing level of quality, appearance and corresponding price. At the wholesale level, the promotional segment of the upholstered furniture industry we believe accounts for $3.4 billion in sales. Promotional upholstered furniture manufacturers typically offer a limited range of products in a discrete number of styles and/or designs, allowing immediate delivery to retail customers at well-established retail price points. Specifically, promotional upholstered furniture is generally priced by product at the retail level from $99 for recliners and up to $1,500 for motion sectionals.
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
AFM competes exclusively in the promotional segment, selling upholstered furniture in both the stationary and motion categories. In the retail furniture landscape, promotional furniture is a growing catalyst of floor traffic and sales volumes for mass market furniture retailers. Recurring promotional programs have become core to retailer strategies given its immediate availability to customers and just-in-time strategies employed within the industry which limit retailer inventory requirements.
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
Case-goods and metal furniture have proven to be more susceptible to Asian competition than upholstered furniture, due to the stack ability and assembly characteristics, resulting in efficient freight consolidation. Upholstered furniture cannot be broken down and shipped efficiently to the U.S. such that the resulting freight costs tend to outweigh the labor and material savings achieved through offshore manufacturing. As a result, domestic upholstered manufacturers have largely managed to compete effectively against Asian competitors when compared to other segments of the furniture industry. In addition, manufacturers in the promotional segment of the upholstered industry are even further insulated from offshore competition due not only to overall freight costs but also freight costs when compared to wholesale price of the product together with the prolonged lead-times to retailers and end customers in a market segment characterized by very short lead-times and immediate delivery to the end consumer.
Retail price points in the promotional segment of the upholstered industry range from $99 — $1,500, whereas shipping costs from Asia on a per piece basis are generally in excess of $100 per piece ($3,000 — $4,000) per standard 40 foot container not including domestic shipping and insurance costs.

In addition to the increased cost, lead times also hinder Asian manufacturers’ ability to effectively compete in the promotional upholstered industry. As mentioned previously, retailers use promotional furniture to drive store traffic and provide immediate delivery to the end-user of value-priced, quality upholstered furniture products. AFM aims to ship customer orders 48 hours following receipt of an order with delivery occurring 1 — 3 days later depending on the customers’ location within the U.S. Asian manufacturers typically require at least 50 days (or 7 — 8 weeks depending on business days) from order receipt to customer delivery, resulting in a significant amount of increased inventory management and advertising planning in order to effectively source upholstered product from overseas manufacturers.
In spite of these drawbacks, we have experienced significantly more competition beginning in 2009 and continuing through 2010, from upholstered Asian imports in the more expensive motion product category. Asian manufacturers have demonstrated an ability to create a high quality motion product at a cost that maintains a competitive price point even with the added shipping costs.
Products and Services
AFM manufactures two basic categories of promotional upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 70%, 70% and 64% of sales in fiscal 2010, 2009 and 2008, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 25%, 28% and 33% of fiscal 2010, 2009 and 2008 gross sales, respectively. Beginning in 2005, AFM added a line of imported rugs and accent tables to its product mix to provide customers with complimentary accessory offering to AFM’s core furniture lines. For 2010, 2009 and 2008, accent tables and other miscellaneous revenue accounted for approximately 2%-5% of gross sales. AFM’s core product offerings with average retail prices are summarized below:
28 styles of stationary sofas, loveseats and chairs — $299 — $499
15 styles of recliners — $99 — $399
5 styles of motion sofas — $499 — $599
5 styles of stationary sectionals — Up to $799
1 style of motion sectional — $999 — $1,399
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
Manufacturing
AFM utilizes an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in each category of upholstery. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure. Prior to 2009, American Furniture utilized pre assembled cut and sewn fabric kits for approximately 20% of its upholstered furniture. Theses fabric kits replace the cutting and sewing function in the manufacturing process. Over the last two years AFM has increased the use of these fabric kits and as of December 31, 2010 and management estimates that approximately 85% of the upholstered furniture that it manufactures uses the imported cut and sewn fabric kit. The use of these fabric kits reduces the labor component related to the cutting and sewing process in-house. Theses fabric kits are imported from Asia.
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

AFM delivers the majority of its products through a combination of its in-house trucking fleet and third-party freight service providers. Freight costs are generally paid by the customer, including fuel surcharges. AFM utilized third-party freight providers for over 70% of its customer shipments in 2010 and 2009 compared to approximately 50% in prior years. We estimate that this saved approximately $1.0 million in 2009 in overall freight costs when this strategy was first instituted.
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
AFM’s efficient build-to-stock manufacturing operation facilitates AFM’s strategy of offering its customers shipment of product within 48 hours of order receipt. In turn, AFM’s customers are able to offer their retail customers quality, value-priced, upholstered furniture for immediate delivery upon the day of sale, while only maintaining limited quantities of product inventory.
AFM serves a diverse base of approximately 840 customers. Within its broader customer base, AFM specifically targets independent furniture retailers at the national, multi-regional and regional levels. AFM’s value proposition and the ability to ship any product within 48 hours, is highly valued by this segment of the marketplace that focuses broadly on demographic segments that demand immediate delivery of popular styles at competitive prices.
Barriers to Significant Asian Competition
The availability of low-cost Asian products has had a far-reaching impact on the broader home furnishings market in the United States over the past ten years, contrasted to manufacturers serving other segments. Until recently, AFM has had minimal exposure to off-shore competition due to the following:
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
While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels, including Rent-To-Own (“RTO”) and mass merchandisers. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ entire promotional product line. In order to focus additional attention to major customers and expand product—line sell-through to these customers, the Company added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers. Online sales expanded in 2010 growing to approximately 7% of sales. This was accomplished through sales to national and regional internet marketing firms.

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
Customers
AFM serves a base of approximately 840 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2010, 2009 and 2008, AFM’s top 20 customers accounted for approximately 67%, 62% and 56%, respectively, of AFM’s total sales, with the top customer, Value City, accounting for approximately 23%, 24% and 22% of total sales in 2010, 2009 and 2008, respectively. Other than this customer, no single customer accounted for more than 8.0% of total sales in 2010, 2009 or 2008.
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
AFM had approximately $6.1 million and $6.9 million in firm backlog orders at December 31, 2010 and 2009, respectively.
Competition
AFM competes with selected large national manufacturers that produce and sell promotional products. However, promotional upholstered furniture often represents only a small percentage of revenue for these participants. Also, large diversified manufacturers tend not to place specific emphasis on developing quick-ship capabilities specifically for their promotional offerings. Therefore, AFM competes primarily with several smaller manufacturers that are typically thinly- capitalized, family owned businesses that we believe do not have the capacity, manufacturing capabilities, sourcing expertise or access to capital in order to build critical production volumes. Competition within the segment is largely based on value and delivery lead times, as opposed to product differentiation, providing AFM and its quick-ship capabilities with a key competitive advantage within the industry. AFM’s primary competitors include United Furniture Industries, Albany Industries and Hughes Furniture, Ashley Furniture and Affordable Furniture.

Suppliers
AFM’s top supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mr. Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have long-term supply contracts with Independent or any other suppliers. A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including lumber, plywood and polyfoam, are sourced locally with alternative suppliers available at competitive prices, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, chaises, ottomans, correlate chairs, accent tables and the majority of its fabric from China-based suppliers. The prices charged by manufacturers of products such as petro-chemicals and wire rod, which are the primary materials purchased by our suppliers of foam and drawn wire, are expected to increase in 2011. Raw material cost as a percentage of sales was approximately 62%, 59% and 59% in 2010, 2009 and 2008, respectively.
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
Employees
As of December 31, 2010, American Furniture employed 682 persons. Of these employees, 607 were in production, shipping and purchasing with the remainder serving in executive, administrative office and other capacities. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.
ERGObaby
Overview
ERGObaby, headquartered in Pukalani, Hawaii, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries.
ERGObaby’s reputation for product innovation, reliability and safety has lead to numerous awards and accolades from consumer surveys and publications, including Parenting Magazine, Pregnancy magazine and Wired magazine.
For the full fiscal years ended December 31, 2010 and 2009, ERGObaby had net sales of approximately $34.5 million and $22.8 million, respectively and pro forma operating income (exclusive of one-time transaction related costs) totaling $9.4 million and $6.5 million, respectively. ERGObaby had total assets of $96.0 million at December 31, 2010. ERGObaby’s net sales (from acquisition date to December 31, 2010) represented 0.7% of our consolidated net sales for the year ended December 31, 2010.
History of ERGObaby
ERGObaby was founded in 2003 by Karin Frost, who previously designed baby carriers following the birth of her son. In its second year of operations, ERGObaby sold 10,500 baby carriers. Within the first six years of operation, ERGObaby had sold over 850,000 baby carriers and in 2009 sold approximately 380,000 baby carriers. During that same time period ERGObaby was named to the “20 Best Products in the Last 20 Years” by Parenting Magazine (2007) and named as a “Must have Baby Item” on The View (2007).
As sales grew, the product line was expanded introducing the Organic, Designer, Sport and Performance carriers in addition to 12 new accessory lines to accompany the carrier and enhance its capabilities. Since 2004, ERGObaby’s sales of carriers and accessories have grown at an average rate of over 100% annually, largely due to the rapid gains in market share and the increased consumer awareness and adoption of baby wearing. In 2007, ERGObaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany to better serve the European markets.

We purchased a majority interest in ERGObaby on September 16, 2010.
Industry
ERGObaby is part of the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents desire to purchase the best and safest products for their children. As a result, parents spend, on average, $11,600 for housing, food, transportation, clothes, healthcare, daycare, and other items on a child under the age of two in the U.S. each year. According to the U.S. Department of Agriculture (“USDA”), average annual expenditures in the U.S. for children from zero to two ranged from $8,500 to $19,250 per family, depending upon family household income. Similar spending patterns occur in the U.K., where a survey of several thousand new mothers by Gurgle.com suggests parents spend £27,615 on a child before his or her third birthday.
According to a Mintel report published in March 2010, estimated 2009 retail dollars spent on baby durables reached approximately $10.3 billion in the U.S., up compared to approximately $9.5 billion in 2004, with a considerably larger market worldwide. The U.S. retail market is expected to continue its growth trajectory through 2014P with an anticipated market size of approximately $12.0 billion.
Demand drivers fueling the growing spending on infant and juvenile products include favorable demographic trends, such as (i) an increasing number of births worldwide; (ii) a high percentage of first time births; (iii) an increasing age of first time mothers and a large percentage of working mothers with increased disposable income; and (iv) an increasing percentage of single child households and two-family households.
Given that the child’s safety is paramount, many parents do not want to compromise a baby or child’s safety by purchasing secondhand products to save money. In many cases, when purchasing secondhand, the parent does not know key facts about the product they are buying, such as the age of the product, history of the item, or potential recalls by the manufacturer. Furthermore, the safety standards for the product may have changed since the version being resold, resulting in a product that does not meet the most rigorous safety standards. Consequently, as parents consider purchases of important necessities such as baby durables, they typically favor new products. According to Mintel Research, approximately 83% of baby carrier purchases were first-time purchases, with the remainder being either purchased second hand or borrowed.
Safety influences not only whether parents purchase new or used products, but also which brands parents choose, which consequently impacts pricing and competition within the infant and juvenile products market. In purchases of baby durables, parents often seek well-known brands that offer a sense of comfort regarding a product’s reliability and safety. As a result, brand name and safety certifications can serve as a barrier to entry for competition in the market, as well as allow well-known brands such as ERGObaby to charge a premium.
Wearable Carriers and Babywearing Trends — Within the broader market for infant and juvenile products, ERGObaby operates specifically within the market for child mobility and transport products. According to the Juvenile Products Manufacturers Association (“JPMA”), reported child mobility and transport manufacturer dollar sales, which includes sales of carriers, strollers, travel systems, and related products, totaled approximately $349.1 million in the U.S. in 2009. Penetration of baby carriers currently trails that of strollers, car seats, and other infant and juvenile products. JPMA manufacturer sales growth from 2008 to 2009 suggests that the soft carrier segment is growing more rapidly than other infant and juvenile product categories, with 7.8% unit growth and dollar growth. Comparatively, stroller shipments and convertible car seat shipments decreased 1.6% and 8.3%, respectively, over the same period
Management believes that continued growth within the market for wearable baby carriers is driven by several trends, including (i) lower relative penetration of baby carriers versus other infant and juvenile products; (ii) favorable demographics; (iii) increasing focus on the popularity of baby wearing; and (iv) convenience and mobility of wearable products.
Products and Services
ERGObaby has two main product lines: baby carriers and accessories. ERGObaby’s baby carrier design supports a natural sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also balances the baby’s weight to parents’ hips and shoulders, and alleviates physical stress for the parent.

The organic carrier line uses 100% organic cotton from India. Additional accessories are provided to complement the babycarriers.
Within the carrier category, ERGObaby sells five primary product lines: the Standard, Organic, Sport, Performance and Options carriers and; within each line, ERGObaby offers multiple style variations. Amongst the carrier category, Standard carriers represented 48% of 2010 carrier sales and Organic carriers represented 39%, with all other carriers representing approximately 13%. Carrier sales were approximately $30.0 million and $20.1 million in 2010 and 2009, respectively and represented 87% and 88% of total sales in 2010 and 2009, respectively.
Within the accessories category, ERGObaby sells twelve primary product lines: back packs, bibs, changing pads, chest strap, doll carrier, front pouch, hood replacement, Infant Insert, papoose coat, teething pads, waist extension and a weather cover. Within each line, ERGObaby offers multiple style variations including color and organic/non-organic fabric. The Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2009 and 2010. Accessory sales were $4.4 million and $2.6 million and represented 13% and 12% of total sales in 2010 and 2009, respectively.
ERGObaby’s core product offerings with average retail prices are summarized below:
•	4 styles of baby carriers — $105 — $120
•	1 style of organic carrier in 7 colors — $120 — $148
•	2 styles of Infant Inserts — $25 — $38
•	10 different accessory products — $10 — $64
Competitive Strengths
Superior Design Resulting in Improved Comfort for Both Parent and Child — The ERGObaby carrier’s flexible ergonomic design allows a parent to wear the child on the front, back, or hip, while ensuring a correct sitting position for the baby. The concept of babywearing is increasing in popularity in the U.S., as parents recognize the benefits of the practice. Some child care experts encourage babywearing as a means to strengthen the bond between parent and child, including allowing the parent to become more attuned to a child’s movements and needs. Consumers continually cite the comfort, superior design, and convenient “hands free” mobility the ERGObaby carrier offers as key purchasing criteria.
Baby Carriers Provide Less Expensive Alternative to Strollers — In times of economic softness, wearable baby carriers provide parents a less expensive alternative to strollers, while providing similar functionality. However, many parents purchase more than one form of transport for their infants and children, utilizing wearable carriers in addition to strollers and hand carriers.
Business Strategy
Increase Penetration of Current U.S. Distribution Channels — ERGObaby continues to benefit from steady expansion of the market for wearable baby carriers and related accessories in the U.S. and internationally. Going forward, ERGObaby will continue to leverage its outstanding brand to capture additional market share in the U.S., as parents increasingly recognize the enhanced mobility, convenience, and the ability to remain close to the child that ERGObaby carriers enable. The company currently markets its products to consumers in the U.S. through brick-and-mortar retailers, including specialty boutiques; online web shops; and directly through its website. Management has developed a targeted strategy to increase its penetration of these currently underpenetrated distribution channels that includes: (i) the addition of new sales representatives; (ii) implementation of new sales and marketing programs; and (iii) a redesign of the company’s website.
Cultivate Attractive New Distribution Channels — In addition to its existing retail customer base, comprised primarily of small specialty retail stores and boutiques, there are numerous other retail channels that offer tremendous growth opportunities for ERGObaby. Specifically, management recently began targeting several types of retailers as the company continues its growth trajectory, including (i) multi-store maternity and infant and juvenile products chains; (ii) outdoor and sporting goods retailers; (iii) organic and natural specialty retailers; (iv) department stores; and (v) mass retailers.
International Market Expansion — Testimony to the global strength of its lifestyle brand, ERGObaby derives nearly 55% of its sales from international markets. Similar to the U.S., ERGObaby can continue to leverage its brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for the company’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of babywearing is a culturally entrenched form of infant and child transport.

New Product Development — Management believes ERGObaby has an opportunity to leverage its unique, authentic lifestyle brand and expand its product line. Since its founding in 2003, the company has successfully introduced new products to maintain innovation, uniqueness, and freshness within its product line. Specifically, with 26 SKUs added in 2007, 14 SKUs added in 2008, and 22 new SKUs added in 2009. These product introductions include both evolutionary product introductions, such as new colors and patterns for the company’s current carriers and associated products, as well as entirely new product categories. Major recent new product introductions include the 2007 introduction of the organic carrier and the 2008 introduction of the ERGObaby sport carrier, which incorporated a lighter-weight fabric and additional ventilation. In 2009, the company unveiled the ERGObaby infant insert Heart2Heart, which modifies the ERGObaby carrier to provide additional support for a baby’s developing spine. Additionally, in 2010, ERGObaby launched the Performance carrier and the Option carrier, the latter which allows the consumer to customize the look of the carrier with optional colored fabrics and designs.
Customers
ERGObaby primarily sells its products through brick-and-mortar retailers, online retailers and distributors and derives approximately 55% of its sales from outside of the U.S. Within the U.S., ERGObaby sells its products through 720 brick-and-mortar retail customers and small infant and juvenile products chains, representing 830 retail doors. ERGObaby products are sold through its German based subsidiary, ERGObaby Europe, which services brick-and-mortar retailers and online retailers primarily in Germany, France, Spain, Sweden, Belgium and Norway as well as a network of distributors located in Austria, Finland, Russia, Switzerland, Turkey and the Ukraine. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
Sales & Marketing
ERGObaby directly employs 16 sales professionals, 4 in the U.S. and 12 in Europe. Within the U.S., there are no directly employed sales reps; ERGObaby utilizes 8 independent sales representatives assigned to differing U.S. territories and managed by 3 in-house sales professionals. Independent salespeople in the U.S. are paid on a commission basis based on customer type and sales territory.
In Europe, ERGObaby directly employs 12 salespeople. In Europe, salespeople are paid a base salary and a commission on their sales, which is standard in that territory.
With the exception of several small distributors in Russia, Ukraine, Switzerland, Finland, Turkey and Austria, all distributor orders are handled through ERGObaby’s U.S. headquarters.
To date, ERGObaby has not invested a significant amount of capital in marketing its products yet has achieved significant loyalty. Management believes that nearly two-thirds of current customers have noted family and friend referrals as the reason for buying ERGObaby products. Going forward, ERGObaby plans to employ a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) online marketing efforts, including online advertisement, search engine optimization and social networking efforts; (iii) increasing tradeshow attendance; and (iv) increasing promotional activities.
ERGObaby had approximately $7.6 million in firm backlog orders at December 31, 2010.
Competition
The infant and juvenile products market is fragmented, with a few larger manufacturers and marketers with portfolios of brands and a multitude of smaller, private companies with relatively targeted product offerings.
Within the infant and juvenile products market, ERGObaby primarily competes with companies that market wearable baby carriers; although to some extent it competes with other forms of child transport and mobility products, such as strollers and hand-held baby carriers. Within the wearable baby carrier market, several distinct categories exist, including (i) slings and wraps; (ii) soft-structured baby carriers; and (iii) hard frame baby carriers. ERGObaby’s products are considered part of the soft-structured baby carrier category, and management estimates that based upon JPMA data. ERGObaby has increased the reported unit share of this rapidly growing market from approximately 20% in 2007 to 25% in 2008. Further, in 2009, ERGObaby has captured approximately 28% of U.S. revenue in reported soft carrier sales. The primary competitors in this segment are Baby Bjorn and Manduca, which also market products in the premium price range. ERGObaby also competes with several smaller companies that have developed wearable carriers, such as Beco, CatBird, and L’il Baby, although these companies maintain a more limited product offering than ERGObaby. Within these categories, ERGObaby competes on price and functionality of design.

Suppliers
ERGObaby exclusively sources its products from China and India. Since 2004, ERGObaby has utilized a contract manufacturer in China to manufacture all of ERGObaby’s non-organic carriers and accessories, which accounted for approximately 55% of ERGObaby’s volume in 2010. ERGObaby partnered with a family-owned manufacturer located in India in 2008. This company manufactures all of ERGObaby’s organic carriers and accessories, which represented approximately 45% of ERGObaby’s products in 2010. Management believes that this manufacturer has significant additional capacity to accommodate ERGObaby’s projected growth in the organic and non-organic categories. Furthermore, management is in the early stages of sourcing additional capacity from suppliers located in Vietnam and expects the qualification process to take approximately one year.
Intellectual Property
ERGObaby maintains a utility patent on its standard carrier, which was filed in 2003 and issued January 29, 2008. Notwithstanding this patent, ERGObaby primarily depends on brand name recognition and premium product offering to differentiate itself from competition.
Regulatory Environment
Management is not aware of any existing, pending, or contingent liabilities that could have a material adverse effect on the company’s business. The company is proactive regarding regulatory issues and is in compliance with all relevant regulations. ERGObaby maintains adequate product liability insurance coverage and to date has not incurred any losses. Management is not aware of any potential environmental issues.
Employees
As of December 31, 2010 ERGObaby employed 42 persons in 4 locations. Of these employees, approximately 23 were in sales and marketing and customer service with the remainder serving in executive and administrative capacities. None of ERGObaby’s employees are subject to collective bargaining agreements. We believe that ERGObaby’s relationship with its employees is good.
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
Fox sells to over 200 OEM and over 7,600 Aftermarket customers across its market segments. In each of the years 2010, 2009 and 2008, approximately 78%, 76% and 76% of net sales were to OEM customers with the remaining sales to Aftermarket customers. Fox’s senior management, collectively, has approximately 100 years of experience in the suspension design and manufacturing industry and other closely related industries.
For the full fiscal years ended December 31, 2010, 2009 and 2008, Fox had net sales of approximately $171.0 million, $121.5 million, and $131.7 million and operating income of $19.6 million, $10.7 million and $10.7 million, respectively. Fox had total assets of $130.8 million, $120.3 million and $124.5 million at December 31, 2010, 2009 and 2008. Fox’s net sales represented 10.3%, 9.7%, and 8.6% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

History of Fox
Fox was founded by Bob Fox in 1974 when, having participated in motocross racing, he sought to create a racing suspension shock that performed better than existing coil spring shocks. Working in a friend’s garage, Mr. Fox created the “Fox Air-Shox”. The product was successful and within two years it was used to win the U.S. 500cc National Motocross Championship.
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
Industry
Fox provides suspension products for mountain biking and powered vehicles, such as, snowmobiles, all-terrain/utility vehicles, motorcycling/motocross and off-road/specialty vehicles. Over the last three fiscal years mountain biking has represented approximately 75%, 79% and 84%, of Fox’s gross sales and powered vehicles have represented the remainder of gross sales.
Mountain Biking — In 2010, the U.S. bike market generated over $5.6 billion of sales according to the National Bicycle Dealers Association. Mountain bike related sales accounted for approximately 27.8% of this total according to U.S. Department of Commerce statistics, Gluskin Townley Estimates. These sales were primarily conducted through three channels: mass merchants, chain sporting goods and Independent Bike Dealers (IBDs). These channels are differentiated by the price, quality and selection of the mountain bikes they offer, with the IBD segment consisting of premium priced and highly technical performance bikes.
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
Snowmobiles — In 2010, management estimates that the worldwide market for new snowmobiles was $1.0 billion. Snowmobiling can be segmented into the following categories: performance/crossover snowmobiles used for a variety of activities including racing; touring/utility snowmobiles that are more comfortable and often seat two people; mountain snowmobiles that are performance-oriented, focusing on vertical geography; trail snowmobiles that are primarily used for riding groomed and un-groomed trails; and youth snowmobiles. Fox provides suspension products in each of these categories.
As a way to stimulate demand for new snowmobiles and entice customers to purchase more premium priced snowmobiles, OEMs will select Fox shocks. Additionally, OEMs offer the Fox’s shock absorbers as upgrades on less expensive models. Aftermarket customers will select Fox components for increased performance characteristics.
All-Terrain Vehicles — In 2010 the worldwide ATV market was $4.5 billion according to management’s estimates. The market for all-terrain vehicles (ATVs) and utility vehicles can be divided into four segments: Recreation/Utility ATVs that are primarily used for trail riding, hunting and farming; Sport ATVs that are high performance, two-wheel drive machines used for racing and aggressive trail riding; Youth ATVs; and Side-by-Side ATVs. Fox develops and sells shocks into the performance and racing sport, youth and side-by-side sub-segments of the ATV market.
Similar to the snowmobile industry, OEMs will stimulate demand for new ATVs and entice customers to purchase more premium priced ATVs by selecting Fox’s shocks for their premium models. Additionally, OEMs offer the company’s shock absorbers as upgrades on less expensive models. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.

Motorcycles/Motocross — In 2010, the U.S. retail sales of motorcycles was $4.9 billion according to management estimates. The motorcycle market consists of all classes of on-road and off-road motorcycles. There are three main categories: On-highway motorcycles that are primarily used on paved roads; Dual motorcycles that are used for both on and off-road activities; and Off-highway motorcycles that are only certified for off-road use. The Off-road category is further segmented into motocross, off-road which includes youth motocross and youth off-road. Currently, OEM needs for suspension products are largely filled by captive suppliers in this category. As such, Fox has focused on the Aftermarket performance racing segments. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.
Off-Road Vehicles— In 2010, the U.S. retail sales of specialty automotive products were $27.9 billion according to the Specialty Equipment Market Association. Of that, $9.7 billion came from suspension and handling equipment. Off-road vehicles can be divided into five segments: off-road trucks, buggies, sand buggies, rock crawlers and lifted trucks. Consumers in the truck, buggy, sand buggy and rock crawler categories range from serious racers and enthusiasts to individuals involved primarily in recreational activities. The lifted truck segment, which consists of vehicles that in many cases never leave the highway, is divided generally by price point. Fox’s products target the high-end price point for each of these five segments. Off-road vehicles are generally customized vehicles with Aftermarket components unlike OEM vehicles although some OEM manufacturers are offering limited edition vehicles. Fox primarily sells to Aftermarket consumers seeking increased performance characteristics but has begun some limited sales to OEM manufacturers. FOX also provides suspension to the U.S. Government either directly or through tier one manufacturers.
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
Competitive Strengths
Proprietary Engineering Expertise — Fox maintains a broad base of technical innovation and design that has been developed over the past 36 years. Fox’s technical expertise enables the development and production of some of the most advanced suspension products available in the market. With its history of innovation and design, Fox has created a deep portfolio of key intellectual property related to suspension technology and applications.
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
Expand Aftermarket Sales — The sale of Aftermarket parts typically carries higher gross margins than a similar OEM sale. Fox is further investing in its Aftermarket sales infrastructure to foster sales growth in 2011 and beyond. One of the simplest and most effective ways for customers to improve their performance is the purchase and installation of an aftermarket Fox suspension product when compared to the expense of purchasing an entirely new platform.
International Growth — Due to the successful efforts of Fox’s operations teams, distribution to foreign OEMs and distributors is well-established. By selectively increasing infrastructure and honing its focus on identified opportunities, Fox plans to continue its international sales growth. Further, management plans include investigation of other international market opportunities, such as Asian and South American markets. International sales represented 67%, 69% and 70% of net sales in fiscal 2010, 2009 and 2008, respectively.
Pursue New Market Trends and Opportunities — New trends in action sports can lead to significant market opportunities. Fox’s close association with racing and its professionals allows it to see new trends as they emerge. Depending on the trend, Fox will develop new products that address these needs.
Research and Development
Fox’s products are among the most technically advanced and rigorously engineered in their markets. They are specifically designed to function and perform under diverse and extreme conditions. Fox’s research and development effort is at the core of its strategy of product innovation and market leadership. Fox’s products feature a combination of innovative design, high-quality materials, and superb functionality and performance elements and are recognized as being the leaders or among the leaders in all of the market segments in which they participate.
Fox has a ten person core research and development team, which has collectively over 172 years of combined industry experience. In addition to the core engineering group, a large number of other Fox staff members, who also use the company’s products, contribute to the research and development effort at various stages. This may take the form of initial brainstorming sessions or ride testing products in development. Product development also includes collaborating with customers, field testing by sponsored race teams and working with grass roots riders. This feedback helps ensure products will meet the company’s demanding standards of excellence as well as the constantly changing needs of professional and recreational end users.
Fox’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests. Research and development costs totaled $4.2 million, $3.0 million and $2.6 million in each of the years 2010, 2009 and 2008, respectively.
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
Fox sells to over 200 OEM customers and over 7,600 Aftermarket customers across its market segments. One customer accounted for approximately 11.0%, 10.8% and 10.7% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Fox’s top 10 customers accounted for approximately 53.2%, 50.0% and 48.1% of net sales in 2010, 2009 and 2008. International sales totaled $113.6 million, $84.0 million and $92.5 million in each of the years 2010, 2009 and 2008, respectively. Sales to Taiwan totaled $49.5 million, $35.6 million and $44.8 million in 2010, 2009 and 2008, respectively. Sales attributable to countries outside the United States are based on shipment location. The international sales amounts provided do not necessarily reflect the end customer location as many of our products are assembled at international locations with the ultimate customer located in the United States.
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

The primary goal of the marketing program is to strengthen and promote the FOX brand in the marketplace. Fox increases brand awareness and equity with through a number of marketing channels including: advertisements in publications and websites; team and individual sponsorships; support and promotion at outdoor events; trade shows; website development; and dealer support.
Net sales spent on advertising and marketing costs in each of the years 2010, 2009 and 2008 were 1.2%, 1.6% and 2.0%, respectively.
Fox’s business is somewhat seasonal. Historically, net sales and earnings are highest during the third quarter. We believe this seasonality is due to delivery of new products containing our shocks related to the new bike season.
Fox had approximately $34.7 million and $24.1 million in firm backlog orders at December 31, 2010 and 2009, respectively.
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
Fox’s management believes its primary competitor outside of captive OEM suppliers is ZF Sachs (ZF Friedrichshafen AG). Aftermarket shocks are available from large OEMs plus a number of primarily Aftermarket suppliers including Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.
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
Fox’s primary raw materials used in production are aluminum and magnesium. Fox uses multiple suppliers for these raw materials and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. Prices for these materials have been increasing but the company is implementing sourcing strategies and value engineering initiatives to offset them.
Intellectual Property
Fox relies upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights.
Fox’s in-house intellectual property department and in-house counsel diligently protect its new technologies with patents and trademarks and vigorously defend against patent infringement lawsuits. Fox currently owns 25 patents on proprietary technologies for shock absorbers and front fork suspension products and has an additional 56 patent pending applications at the U.S. and European Patent Offices. Fox’s patent portfolio makes it an impediment to competitors to introduce products with comparable features.
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
Employees
As of December 31, 2010, Fox employed approximately 436 persons. Of these employees, approximately 58 were in sales, marketing and customer service, 52 were in engineering and 292 were in operations and IT with the remainder serving in executive and administrative capacities. None of Fox’s employees are subject to collective bargaining agreements. We believe that Fox’s relationship with its employees is good.
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
We believe HALO is the largest promotional products business in the customized, drop ship sub-sector of the highly fragmented $15.9 billion domestic promotional products market. We believe HALO’s size and scale enables specialization and efficiency in back office functions that cannot be replicated by smaller, independent operators. This scale generates purchasing power with vendors and allows HALO to consolidate purchases across its client base to achieve improved product pricing.
For the fiscal years ended December 31, 2010, 2009, and 2008, HALO had net sales of approximately $159.9 million, $139.3 million and $159.8 million and operating income of $4.9 million $2.8 million and $5.3 million in fiscal 2010, 2009 and 2008, respectively. HALO had total assets of $110.1 million, $107.6 million and $115.6 million at December 31, 2010, 2009 and 2008, respectively. Net sales from HALO represented 9.6%, 11.2% and 10.4% of our total consolidated net sales for fiscal 2010, 2009 and 2008, respectively.

History of HALO
HALO was founded in 1952 under its predecessor Lee Wayne Corporation. Lee Wayne Corporation was acquired in the early 1990s by HA-LO Industries, Inc., a provider of advertising and marketing services. In 2004, HALO formed to acquire the domestic promotional product assets of HA-LO Industries, Inc. and was renamed HALO Branded Solutions, Inc.
HALO acquired (i) Tasco, a promotional products distributor in 2007, (ii) Goldman Promotions, a promotional products distributor in April 2008, (iii) the promotional products distributor division of Eskco, Inc in November 2008 and (iv) the promotional products distributor Ad-Nov in March 2009 and (v) the promotional products distributor Relay Gear in March 2010.
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
HALO competes in a sub sector of the promotional products market that consists of merchandise which is customized or decorated with logos, team names or special events. While nearly any consumer product can serve as a marketing tool when branded, a majority of promotional products sold are in the apparel, writing instruments, calendars, drink ware, business accessories or bag categories. Management believes the promotional products distribution industry is fragmented, with approximately 22,000 distributors in the United States, the considerable majority of which are small firms with one to five account executives, generating sales of under $2.5 million.
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
•	Industry Leading, Scalable Back Office Infrastructure — HALO’s management team believes that an important factor in attracting and retaining high quality account executives is providing an efficient and effective order processing and administrative system. HALO’s customer service organization provides critical support functions for its sales force including order entry, product sourcing, order tracking, vendor payment, customer billing and collections. HALO’s scale in the industry has allowed it to make information technology and personnel investments to create a sophisticated infrastructure that management believes differentiates it from many smaller industry participants.

•	Diverse Customer Base Characterized by Long-Standing Relationships — HALO’s revenue base possesses little customer, end market or geographic concentration. It currently does business with over 40,000 customers in various end markets. For the fiscal years ended December 31, 2010, 2009 and 2008, HALO’s top ten customers represented less than 20% of its revenues. HALO’s team of account executives are often deeply involved in their local communities and possess deep and long standing relationships with customers of all sizes.

•	Extensive Relationships with a Broad Base of Suppliers — HALO’s management believes its relationships with a wide range of suppliers of promotional products allows HALO to offer its end customers the most complete line of items in the industry.
Business Strategies
•	Attract and Retain Account Executives — As HALO’s infrastructure is relatively fixed, it derives significant incremental contribution from the addition of account executives. Further, HALO’s management believes it has developed a combination of service and compensation that allows it to offer account executives a value proposition superior to those offered by its competitors.

•	Optimize the Productivity of Account Executives — The management team of HALO continuously strives to increase the productivity of its account executives. HALO routinely provides its account executives with marketing support tools and training. In addition, for larger accounts, HALO works with account executives to develop proprietary solutions that allow customers to better measure and track their programs, thereby increasing their loyalty.

•	Selectively Acquire and Integrate — HALO’s management believes that HALO is well positioned to take advantage of the industry’s fragmentation and economies of scale. In the past, HALO has achieved significant synergies by acquiring and integrating other distributors. Recognizing this opportunity, HALO’s management team is constantly evaluating potential acquisition opportunities. We believe that current economic conditions may enhance our opportunities to make desirable acquisitions.
Customers
HALO has developed relationships with a diverse base of over 40,000 customers. HALO’s customers include a number of Fortune 500 companies as well as privately held businesses that rely on HALO as their sole marketing services provider.

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
The following represents product category sales as a percent of gross sales by product in fiscal 2010, 2009 and 2008:

Product category	% of sales 2010	% of sales 2009	% of sales 2008
Apparel	19.5%	19.5%	19.9%
Office accessories	11.0%	12.0%	15.1%
Bags	11.0%	11.0%	14.1%
Writing instruments	11.0%	11.0%	13.8%
Calendars	11.0%	11.9%	11.6%
Jewelry/awards	1.0%	1.0%	5.0%
Drink ware	7.0%	5.0%	4.0%
Other	28.5%	28.6%	16.5%

	100.0%	100.0%	100.0%

Substantially all revenue is derived from sales within the United States.
HALO had approximately $14.4 million and $14.9 million in firm backlog orders at December 31, 2010 and 2009, respectively.
Competition
We believe HALO is the largest drop ship promotional products distributor in the U.S. Management believes the promotional products distribution industry is fragmented, with over 22,000 distributors in the United States, the considerable majority of which are small firms with one to five account executives, generating sales of under $2.5 million. Industry players can be segmented into the following categories, or a combination thereof:
•	Full Service — Companies that provide a wide array of services to a range of customers, including multinational clients. Full service offerings include both the drop shipment and fulfillment business models. HALO is a full service distributor.
•	Inventory Based — Distributors that provide inventory programs for large corporations. Inventory based providers are generally capital intensive, often requiring a large investment to maintain a broad inventory of SKUs.
•	Franchisers — Distributors that process and finance orders for a franchise fee. Franchisers do not offer back office support and typically attract distributors with lower credit profiles and those with available time to perform customer service functions.
•	Consumer Products Manufacturers — Some customer product manufacturers provide promotional products. Consumer product manufacturers, for whom promotional products is a non-core business, do not customarily invest in the necessary infrastructure to meet the support needs of industry sales professionals.
Competition in the promotional product industry revolves around product assortment, price, customer service and reliable order execution. In addition, given the intimate relationships account executives enjoy with their customers, industry participants also compete to retain and recruit top earners who possess a meaningful existing book of business.

Suppliers
HALO purchases products and services from over 4,000 companies. One supplier accounted for approximately 7% of purchases in the year ended December 31, 2010. If circumstances required us to replace this supplier we believe we could do so with minimal interruption in our product flow and at a negligible incremental cost.
Employees
As of December 31, 2010, HALO employed approximately 487 full-time employees and approximately 645 independent sales representatives. None of HALO’s employees are subject to collective bargaining agreements. We believe that HALO’s relationship with its employees is good.
Liberty Safe
Overview
Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer and marketer of home, gun and office safes in North America. From its over 200,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe has the largest independent dealer network in the industry.
Approximately 62% of Liberty Safe’s net sales are National sales and 38% are Dealer sales.
For the full fiscal years ended December 31, 2010 and 2009, Liberty Safe had net sales of approximately $64.9 million and $73.8 million, respectively and pro-forma operating income of $2.8 million and $5.9 million, respectively. Liberty Safe had total assets of $83.3 million at December 31, 2010. Net sales (from acquisition date to December 31, 2010) from Liberty Safe represented 3.0% our consolidated net sales for the year ended December 31, 2010.
History of Liberty Safe
The Liberty Safe brand and its leading market share has been built over a 22 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.
Liberty Safe started operations in 1988 and throughout 1991 and 1992, increased its distribution capabilities, establishing a regional sales force model to better serve the Dealer channel. This expanded sales coverage gave Liberty Safe the needed organizational structure to provide ready support and products nationwide, helping to establish its reputation for service to its customers. On the strength of its growing reputation and national sales presence, Liberty Safe achieved the status of the #1 selling safe company in America in 1994, according to Sargent and Greenleaf data, the major lock supplier to the industry, a position that it has maintained to this day. In 2001, Liberty Safe opened its current 205,000 square foot state-of-the-art facility in Payson, UT and consolidated all of its manufacturing and distribution operations to a centralized location. As the only facility in the industry utilizing significant automation and a streamlined roll-form manufacturing process, it represented a significant step forward when compared to the production capabilities of its competitors. Incremental investments following the consolidation have solidified Liberty Safe’s position as the low-cost and most efficient domestic manufacturer.
Beginning in 2007, Liberty Safe reorganized its manufacturing process, retooled its product line for increased standardization throughout the production process and realigned employee incentives to labor efficiency. These improvements enabled Liberty Safe to shift from build-to-stock production to build-to-order with shorter lead time requirements, greater labor efficiency and reduced working capital.
Compass Diversified Holdings purchased a majority interest in Liberty Safe on March 31, 2010.

Industry
Currently, Liberty Safe competes in the broadly defined North American safe industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. According to Global Industry Analysts (“GIA”) March 2008 report, the global safe industry was estimated to be approximately $2.9 billion of wholesale sales in 2008, and grew consistently at an estimated CAGR of 4.3% from 2000 to 2008. Consistent growth has been one of the defining characteristics of this industry, and GIA anticipates it will continue at a rate of 4.4% from 2008 through 2015.
The North American wholesale safe market is estimated at $705 million in sales in 2008, with the U.S. market comprising the single largest safe market in the world. The industry exhibited stable growth from 2000 to 2008 with an estimated CAGR of 4.7%, and is expected to reach approximately $954 million by 2015, exhibiting a long-term (2000 to 2015) CAGR of 4.6%.
Products & Services
Liberty Safe offers home, office and gun safes with minimum retail prices ranging from $400 to $8,000.
Liberty Safe produces 23 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Remington, Cabela’s, John Deere and others. Liberty Safe also sells commercial safes, vault doors and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.
Competitive Strengths
#1 Premium Home and Gun Safe Brand with Strong Momentum in the Market — Liberty Safe achieved the status of #1 selling safe company in America in 1994 (per statistics provided by Sargent & Greenleaf, the primary lock supplier to the industry) and maintains this prominent position today. The market for premium home and gun safes is highly fragmented, and management estimates that Liberty Safe’s net sales are over twice those of its next largest competitor in the category. Liberty Safe continues to gain market share from the various smaller participants who lack the distribution and sales and marketing capabilities of Liberty Safe.
State-of-the-Art and Scalable Operations — Over the past five years, management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Under current ownership, the company has transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. The company’s strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) reengineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. Since 2007, the company has reduced its lead times from 4 — 6 weeks to approximately seven days. These shorter production cycles coupled with better demand forecasting have significantly reduced working capital needs for the business by reducing domestic inventory from approximately 7,000 units to 3,000 units since 2007. Improved automation and workflow organization have decreased labor hours over 25% per safe from 8.3 in 2005 to 5.9 in 2010. These recent initiatives combined with the company’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture.
Liberty Safe maintains an optimal mix of in-house and Asian-sourced manufacturing to maximize margins and improve its ability to meet customer inventory needs. The company has leased for the past nine years a manufacturing and distribution facility in Payson, Utah that represents the most scalable domestic facility in the industry. The establishment of an exclusive Asian-sourcing arrangement over the past six years has allowed Liberty Safe to expand its product offering to include smaller safe lines. Because of Liberty Safe’s ability to manufacture medium to large sized safes at a lower cost at its domestic facility, the company sources all of its small safes (below 17 size model) and shifts production for its 20 size models between the two facilities based on current demand and product mix. The company’s multi-faceted production capabilities allow for substantial flexibility and scalable capacity, thus assuring a level of supply chain execution far superior to any of its competitors.

Reputation for High Quality Products - Liberty Safe is passionate about offering only the highest quality products on a consistent basis, which over the years has gained it an enviable reputation and a key point of differentiation from its competitors. Liberty Safe distinguishes its products through tested security and fire protection features and industry leading design focused on functionality and aesthetics. The design of its safes meet rigorous internal benchmarks for security and fire protection, while receiving certification from Underwriters Laboratory, Inc. (“UL”), the leading product safety standard certification, for its security capabilities. Additionally, Liberty Safe’s investment in accessories and feature options have made Liberty safes the most visually appealing and functional in the industry, while providing more customized solutions for retailers and consumers.
Trusted Supplier to National Retailer and Dealer Accounts - Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Gander Mountain, Cabela’s, Sam’s Club and Lowe’s. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers better salespeople through a proprietary suite of training tools, including in-store training, new product demonstrations, online education programs and sales strategy literature.
Business Strategies
Liberty has experienced strong historical growth while executing on multiple new sales and operational initiatives, positioning it to continue to increase its scale and improve profitability. Liberty’s growth strategy is rooted in the sales and marketing and operational initiatives that have spurred its expansion into new accounts and increased penetration of existing accounts. Liberty has significant opportunity in its existing channels to continue to build upon its already strong market share. In addition to growth within its current channels, the Liberty’s core competencies can be successfully applied to ventures in the broader security equipment market. Liberty has explored certain of these opportunities, but due to the prioritization of operational initiatives and expansion opportunities within existing channels, they have not been aggressively pursued. Potential near-to-medium term areas for expansion of Liberty’s platform include:
•	Expand Liberty’s product line into the broader home and office safe market through current customers or new distribution strategies;
•	Enter the military secure enclosures market, about which Liberty has recently been approached;
•	Further develop international distribution by entering new countries and expanding current limited presence in Canada, Mexico and Europe;
•	Enter the residential security market through a strategic partnership with a provider of residential security service solutions to provide a more complete physical and electronic security solution; and
•	Acquire businesses within the premium home and gun safe industry and/or leverage Liberty’s platform into new products or channels.
Customers
Liberty Safe prides itself on its ability to provide high-quality, innovative products and industry-leading customer service. As a result, it has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Traditionally, the Dealer channel has accounted for the majority of the Liberty Safe’s net sales, but through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become the leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm & fleet retailers, home improvement retailers and club retailers. As of December 31, 2010 and 2009, Liberty Safe had 19 and 22 National account customers, respectively, that are estimated to account for approximately 62% of net sales.
Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2010, there were 322 dealers that accounted for 38% of 2010 net sales.
Liberty Safe’s largest customer accounted for approximately 14.5% and 15.2% of net sales in 2010 and 2009, respectively.

Sales & Marketing
Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels.
Liberty Safe’s comprehensive service offering makes it uniquely suited to service national retailers in a variety of channels. Liberty Safe has designed a Store-within-a-Store program and a more comprehensive Safe Category Management program to build relationships and increase its importance to retailers. Primarily utilized with sporting goods retailers, the Store-within-a-Store concept successfully integrates the effective sales strategies of its dealers for selling a high-price point, niche product into a larger store format. Centered on communicating the benefits of its products to customers, the program enables retailers to more effectively up-sell customers through a good-better-best merchandising platform, increasing margin and inventory turns for its retailers. Liberty’s Safe Category Management program builds on the Store-within-a-Store concept to provide greater sales and marketing control and more complete inventory management solutions. This program facilitates Liberty Safe becoming the sole supplier to a retailer, providing large incremental expansion and stronger relationships at accounts. No other market participant has the capabilities to provide a comprehensive suite of customer service solutions to national retailers, such as customized SKU programs, a Store-within-a-Store program and a Safe Category Management program.
Competition
Liberty Safe is the premier brand in the premium home and gun safe industry, with an estimated 34% market share in the category, two times the next competitor. Liberty is in a class by itself when it comes to manufacturing technology and efficiency and supply chain capabilities. Competitors are generally more heavily focused on either smaller, sourced safes or large, domestically produced safes. Competitive domestic manufacturers run “blacksmith” type factories that are small, inefficient and require a tremendous amount of manual labor that produces inconsistent product. In addition, many of Liberty’s competitors are directly tied to a third-party brand, such as Browning, Winchester or RedHead / Bass Pro.
Liberty competes with other safe manufacturers based on price, breadth of product line, technology, product supply chain capabilities and marketing capabilities.
Channel diversity in the premium home and gun safe industry is rare, with most companies having greater concentration in either the dealer channel or national accounts, but rarely having the supply chain capabilities or sales and marketing programs to service both channels effectively. Major competitors have limited sales and marketing departments and programs, making it difficult for them to expand sales and gain market share.
Suppliers
Liberty’s primary raw materials are steel, sheetrock, wood, locks, handles and fabric, for which it receives multiple shipments per week. Materials, on average, account for approximately 71% of the total cost of a domestically produced safe, with steel accounting for approximately 50% of material costs. Liberty purchases its materials from a combination of domestic and foreign suppliers. Historically, Liberty Safe has been able to pass on raw material price increases to its customers.
Liberty purchases approximately 20 million pounds of steel each year primarily from domestic suppliers, using contracts that lock in prices two to three quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to 14. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $7.3 million and $2.1 million in firm backlog orders at December 31, 2010 and 2009, respectively.
Intellectual Property
Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights.

Liberty Safe currently owns 25 trademarks and 2 patents on proprietary technologies for safe products and has an additional 2 patent pending applications at the U.S. Patent Offices.
Research and Development
Liberty’s approach to R&D and innovation drives customer satisfaction and differentiation from competitive products. Liberty is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. The Company’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables the Company to stay at the forefront of customer demands. The Company’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands.
The below charts represents some of the recent innovations in product design (and functionality) that have come about from the Company’s dedication to R&D:

Product	Function / benefit
Cool Pocket™	Keeps documents 50% cooler than rest of safe

Integrated lighting system	Automatic on/off interior lights

Palusol™ Heat activated door	Seal expands to 7 times its size in a fire

Liberty Tough Doors™	Enhanced protection against side bolt prying

Marble gloss powder coat paint	Provides smooth glass finish

4-in-1 Flex™ storage system	Adjustable shelving configurations

Door panels	Pocket variety to store handguns and other items
In addition to product enhancements, new products, such as the Fatboy® Series, have been launched from Liberty’s commitment to R&D.
Based on consumer feedback, Liberty saw demand for safes that were capable of holding more valuables within the safe but at a lower price point than Liberty’s current large safe models. Within 3 months of conception, the Company introduced the successful Fatboy® series in February 2009. The Fatboy® and Fatboy Jr.® models, which are wider and deeper than traditional safes, were a natural complement to Liberty’s current products, targeted at a specific customer need. The introduction and success of the Fatboy® series demonstrates Liberty’s proven ability to recognize market opportunities, engineer a responsive product and execute market delivery.
Regulatory Environment
Liberty Safes’ management believes that Liberty Safe is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.
Employees
Liberty Safe is led by a highly knowledgeable management team of sporting goods and consumer products industry veterans that possess a balanced combination of industry experience and functional expertise. The majority of the team members have worked together since 2000.
As of December 31, 2010, Liberty Safe had 187 full-time employees and 49 temporary employees. The Company’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.
Staffmark
Overview
Staffmark, headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. Staffmark currently operates under the brand name Staffmark, (see page 51 “rebranding of CBS Personnel”). Staffmark also provides its clients with other complementary human resource service offerings such as employee leasing services, permanent staffing and temporary-to-hire placement services. Staffmark operated more than 190 branch locations in various cities in

29 states during 2010. Staffmark and its subsidiaries have been associated with quality service in their markets for more than 30 years. Staffmark is one of the top 10 commercial staffing companies in the United States. Staffmark Holdings, Inc acquired Staffmark Investment LLC, a large privately held provider of temporary staffing services in January 2008. Find more information at www.staffmark.com.
Staffmark serves approximately 6,000 corporate and small business clients and on an average week places over 41,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors. We believe the quality of Staffmark’s branch operations and its strong sales force provides it with a competitive advantage over other staffing services. Staffmark’s senior management, collectively, has over 70 years of experience in the human resource outsourcing industry and other closely related industries.
For each of the fiscal years ended December 31, 2010, 2009 and 2008, Staffmark had revenues totaling approximately $1.0 billion, $745.3 million and $1.0 billion, and operating income (loss) of $25.2 million, $(55.6) million and $16.1 million, respectively, on a pro-forma basis, as if Staffmark Holdings, Inc had acquired Staffmark Investment LLC on January 1, 2008. Staffmark had total assets of $292.9 million, $277.7 million and $329.4 million at December 31, 2010, 2009 and 2008, respectively. Revenues from Staffmark represented 60.5%, 59.7% and 65.4% of our consolidated net sales for 2010, 2009 and 2008, respectively.
History of Staffmark
In August 1999, CGI acquired Columbia Staffing through a newly formed holding company. Columbia Staffing was a provider of light industrial, clerical, medical, and technical personnel to clients throughout the southeast. In October 2000, CGI acquired through the same holding company CBS Personnel Services, LLC, a Cincinnati-based provider of human resources outsourcing. CBS Personnel Services began operations in 1971 and was a provider of temporary staffing services in Ohio, Kentucky and Indiana, with a particularly strong presence in the metropolitan markets of Cincinnati, Dayton, Columbus, Lexington, Louisville, and Indianapolis. The name of the holding company that made these acquisitions was later changed to CBS Personnel Holdings, Inc. In May of 2010, the name of the holding company was changed again to Staffmark Holdings, Inc.
In 2004, Staffmark Holdings, Inc. expanded geographically through the acquisition of Venturi Staffing Partners (“VSP”), formerly a wholly owned subsidiary of Venturi Partners Inc. VSP was a provider of temporary staffing, temp-to-hire and direct hire services operating through branch offices located primarily in economically diverse metropolitan markets including Boston, New York, Atlanta, Charlotte, Houston and Dallas, as well as both Southern and Northern California. Approximately 60% of VSP’s temporary staffing revenue related to clerical staffing, 24% related to light industrial staffing and the remaining 16% related to niche/other. Based on its geographic presence, VSP was a complementary acquisition for Staffmark Holdings, Inc. as their combined operations did not overlap and the merger created a more national presence for Staffmark.
In November 2006, Staffmark Holdings, Inc. acquired substantially all of the assets of Strategic Edge Solutions (“SES”). This acquisition gave Staffmark Holdings, Inc. a presence in the Baltimore, MD area while significantly increasing its presence in the Chicago, IL area. SES derived the majority of its revenues from the light industrial market.
On January 21, 2008, Staffmark Holdings, Inc. acquired Staffmark Investment LLC and Staffmark Investment LLC became a wholly-owned subsidiary of Staffmark Holdings, Inc. Staffmark Investment LLC was a leading provider of commercial staffing services in the United States. Staffmark Investment LLC provided staffing services in over 29 states through more than 200 branches and on-site locations. The majority of Staffmark Investment LLC’s revenues were derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to Staffmark Holdings, Inc., Staffmark Investment LLC was one of the largest privately held staffing companies in the United States.
We purchased a majority interest in Staffmark Holdings, Inc. on May 16, 2006.
In May 2010, the name of the holding company was changed from CBS Personnel Holdings, Inc. to Staffmark Holdings Inc.
Industry
According to Staffing Industry Analysts, Inc., the staffing industry generated approximately $92.3 billion in revenues in 2009. The staffing industry is comprised of four product lines: (i) temporary staffing; (ii) employee leasing; (iii) direct hire; and (iv) outplacement, representing approximately 77%, 11%, 10% and 2% of the market, respectively. The temporary staffing business declined by 26.6% in 2009 according to Staffing Industry Analysts, Inc. Over 98% of Staffmark’s revenues are generated through temporary staffing.

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
According to the U.S. Bureau of Labor Statistics, or BLS, net employment in the Temporary Help Services industry has grown by approximately 70.1% from 1990 to 2009. Further, BLS has projected that the employment services sector is expected to be the second fastest growing sector of the economy for employment growth between 2006 and 2016. Companies today are operating in a more global and competitive environment, which requires them to respond quickly to fluctuating demand for their products and services. As a result of the recent economic recession (2008-2009) companies seek greater workforce flexibility translating to an increasing demand for temporary staffing services. The Temporary Help Services Industry is cyclical though, and through September 2009, net employment declined by approximately 34.9% before beginning to trend upward from October 2009 through December 2010.
According to BLS data from January 2011, the number of unemployed workers increased on an annualized basis from 14.3 million unemployed workers during 2009 to 14.8 million during 2010 while employment of temporary workers increased by approximately 300,000 on an annualized basis during that same period. We believe this growing demand for temporary staffing should remain consistent in the near future as temporary staffing becomes an integral component of corporate human capital strategy.
Services
Staffmark provides temporary staffing services tailored to meet each client’s unique staffing requirements. Staffmark maintains a strong reputation in its markets for providing complete staffing services that includes both high quality candidates and superior client service. Staffmark’s management believes it is one of only a few staffing services companies in each of its markets that is capable of fulfilling the staffing requirements of both small, local clients and larger, regional or national accounts. To position itself as a key provider of human resources to its clients, Staffmark has developed an approach to service that focuses on:
•	providing excellent service to existing clients in a consistent and efficient manner;
•	cross selling service offerings to existing clients to increase revenue per client;
•	marketing services to prospective clients to expand the client base; and
•	providing incentives to employees through well-balanced incentive and bonus plans to encourage increased sales per client and the establishment of new client relationships.
Staffmark offers its clients a broad range of staffing services including the following:
•	temporary staffing services in categories such as light industrial, clerical, transportation, professional and cost-per-unit staffing;
•	employee leasing and related administrative services; and
•	temporary-to-hire and direct hire services.
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
These categories have been changed from those presented in prior years. Specialty lines, which include transportation, professional and cost-per-unit staffing, has experienced significant growth, and that category will continue to be a strategic focus on an ongoing basis. As a result, Staffmark has revised its categories to align with that strategic direction. Historical information presented has been updated for comparative purposes to reflect this change.
•	Light Industrial — A substantial portion of Staffmark’s temporary staffing revenues are derived from the placement of low-to mid-skilled temporary workers in the light industrial category, which comprises primarily the distribution (“pick-and-pack” and forklift) and light manufacturing (such as assembly-line work in factories)

sectors of the economy. In addition Staffmark provides contract employees for positions such as line supervisors, operations managers and quality control personnel. Approximately 72%, 68% and 69% of Staffmark’s temporary staffing revenues were derived from light industrial in the years 2010, 2009 and 2008, respectively.
•	Clerical/Administrative — Staffmark provides temporary workers that perform clerical, administrative, contact center, and healthcare office support services. Administrative workers are often employed at business operations centers and corporate offices. Approximately 18%, 22% and 23% of Staffmark’s temporary staffing revenues were derived from clerical/administrative in the years 2010, 2009 and 2008, respectively.
•	Specialty Lines — Staffmark provides contract employees in specialty lines such as Transportation, Output Solutions and Professional Services.
•	Transportation — Staffmark is a large national supplier of drivers in the staffing industry. We provide fully screened drivers that meet all DOT requirements through a network of 20 offices across the U.S..
•	Output Solutions — provides contract employees that perform specific functions under Staffmark supervision to meet production contract requirements for clients. Clients are charged a per unit cost versus an hourly bill rate most common in the staffing industry.
•	Professional Services — Staffmark provides contract services for higher skilled professionals in the Engineering, IT, Finance and Accounting and Corporate Services disciplines.
Approximately 7%, 6% and 6% of Staffmark’s temporary staffing revenues were derived from Specialty Lines for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
•	Other — Staffmark provides administrative services to its clients by functioning as a managed services provider. These services include managing other staffing firms as second source providers and/or payroll services. By having Staffmark manage second source providers, the customer can rely on one company to provide all temporary staffing needs by filling those needs either with Staffmark’s employees or from temporary employees provided by other staffing firms. Payroll service employees are recruited by the client and then become employees of Staffmark with all employment responsibilities. Approximately 3%, 2% and 2% of Staffmark’s temporary staffing revenues were derived from Other for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
As part of its service offerings, Staffmark provides an on-site program to clients employing, generally 75 to 100, or more of its temporary employees. The on-site program manager generally works full-time at the client’s location to help manage the client’s temporary staffing and related human resources needs and provides detailed administrative support and reporting systems, which reduce the client’s workload and costs while allowing its management to focus on increasing productivity and revenues. Staffmark’s management believes this on-site program offering creates strong relationships with its clients by providing consistency and quality in the management of clients’ human resources and administrative functions. In addition, through its on-site program, Staffmark often gains visibility into the demand for temporary staffing services in new markets, which has helped management identify possible areas for geographic expansion.
Employee Leasing Services
Employee Leasing Services while accounting for less than 1% of Staffmark’s total revenue provides a valuable complementary product offering to its temporary staffing services. Through the employee leasing and administrative service offerings of its Employee Management Services, or EMS, division, Staffmark provides administrative services, handling the client’s payroll, risk management, unemployment services, human resources support and employee benefit programs, which in turn results in reduced administrative requirements for employers and, most importantly, by having EMS take over the non-productive administrative burdens of an organization, affords clients the ability to focus on their core businesses.
EMS also offers a full line of benefits for employers to provide to their employees, including medical, dental, vision, disability, life insurance, 401(k) retirement and other premium options. As a result of economies of scale, clients are offered multiple plan and premium options at affordable rates. Staffmark’s clients have the flexibility to determine what benefits to offer and how to implement the program in order to attract more qualified employees.
Temporary-to-Hire and Direct Hire Services
Complementary to its temporary staffing and employee leasing services, Staffmark offers temporary-to-hire and direct hire services, often as a result of requests made through its temporary staffing activities. In addition, temporary workers will sometimes be hired on a full time basis by the clients to whom they are assigned. Staffmark earns fees for direct hires, in addition to the revenues generated from providing these workers on a temporary basis before they are hired as full time employees.

Competitive Strengths
Staffmark has established itself as strong and dependable providers of staffing and other services by responding to its customers’ staffing needs in a timely and cost effective manner. A key to Staffmark’s success has been its long history as well as the number of offices it operates in each of its markets. This strategy has allowed Staffmark to build a premium reputation in each of its markets and has resulted in the following competitive strengths:
•	Large Employee Database/Customer List — Over the course of its history, Staffmark’s management believes Staffmark has built a significant presence in most of its markets in terms of both clients and employees. Staffmark is successful in recruiting additional employees because of its reputation as having numerous job openings with a wide variety of clients. Staffmark attracts clients due in part to its large database of reliable employees with wide ranging skill sets. Staffmark’s employee database and client list have been built over a number of years in each of its markets and serve as a major competitive strength in most of its markets.
•	Higher Operating Margins — By establishing multiple offices in the majority of the markets in which it operates, Staffmark is able to better leverage its selling, general and administrative expenses at the regional and field level and create higher operating income margins than its less dense competitors.
•	Scalable Business Model — By having multiple office locations in each of its markets, Staffmark is able to quickly scale its business model in both good and bad economic environments. In response to the recent economic downturn, Staffmark enacted a successful strategy which included reducing costs and consolidating offices. As the economy improves, Staffmark has not abandoned the market and therefore can take advantage of the upturn in business.
•	Marketing Synergies — By having multiple offices in the majority of its markets, Staffmark allocates additional resources to marketing and selling and amortizes those costs over a larger office network. For example, while many of its competitors exclusively use selling branch managers who split time between operations and sales, Staffmark also invests in a dedicated sales force that is focused on bringing in new sales.
Business Strategies
Staffmark’s business strategy is to (i) leverage its position in its existing markets, (ii) grow specialty lines of business through cross selling, and (iii) pursue and selectively acquire other staffing resource providers.
•	Invest in its Existing Markets — In many of its existing markets, Staffmark has multiple branch locations. Staffmark plans on continuing to invest in these existing markets through the opening of additional branch locations and the hiring of additional sales and operations employees when it is economically prudent to do so. In addition, Staffmark is offering complementary human resource services to its existing clients such as full time recruiting, consulting, and administrative outsourcing. Staffmark has implemented an incentive plan that highly rewards its employees for selling services beyond its traditional temporary staffing services.
•	Grow Specialty Lines of Business — Staffmark is focused on driving its specialty lines of business, including transportation, cost-per-unit pricing, and professional services through cross selling efforts. Many of Staffmark’s current clients are buyers of these multiple lines of services. Staffmark is focused on leveraging these relationships in order to grow these business lines and deliver more value to its clients.

•	Pursue Selective Acquisitions — Staffmark views acquisitions, such as the SES acquisition in November 2006 and Staffmark in January 2008, as attractive means to enter into a new geographical market, and in the case of Staffmark, increasing its market share in existing markets.
Clients
Staffmark serves approximately 6,000 clients in a broad range of industries, including manufacturing, technical, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare services and financial. These clients range in size from small, local firms to large, regional or national corporations. Staffmark’s top ten clients accounted for approximately 22.0%, 23.2% and 21.5% of gross revenues in 2010, 2009 and 2008, respectively. Staffmark’s client assignments can vary from a period of a few days to long-term, annual or multi-year contracts. Staffmark’s largest client represented approximately 5% of revenues in 2010. We believe Staffmark has a strong relationship with its clients.

Sales, Marketing and Recruiting Efforts
Staffmark’s marketing efforts are principally focused on branch-level development of local business relationships. Local salespeople are incentivized to recruit new clients and increase usage by existing clients through their compensation programs, as well as through numerous contests and competitions. Regional or corporate resources such as subject matter experts are utilized to assist local salespeople in closing potentially large accounts, particularly where they may involve an on-site presence by Staffmark. On a regional and national level, efforts are made to expand and align its services to fulfill the needs of clients with multiple locations, which may also include using on-site Staffmark professionals and the opening of additional offices to better serve a client’s broader geographic needs.
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
Following a prospective employee’s identification, Staffmark systematically evaluates each candidate prior to placement. The employee application process includes an interview, skills assessment, education verification and reference verification, and may include drug screening and background checks depending upon customer requirements.
Staffmark’s business is somewhat seasonal. Historically, demand for temporary staffing is highest during the fiscal quarters ending September and December. We believe this seasonality is due to increased outdoor activities and projects during the summer months and the increased retail activity during the holiday season.
Substantially all revenue is derived from sales within the United States.
Competition
The temporary staffing industry is highly fragmented and, according to the U.S. Census Bureau’s 2007 Economic Census, as released in December 2010, was comprised of approximately 11,500 service providers. Staffing Industry Analysts more recently estimated that the number of providers may now be closer to 9,000, largely as a result of industry consolidation. The vast majority of service providers generate less than $10 million in annual revenues and according to the U.S. Census Bureau, staffing services firms with more than 10 establishments account for only 1.5% of the total number of service providers, or 205 companies, but generate 51.6% of revenues in the temporary staffing industry. The largest publicly owned companies specializing in temporary staffing services are Adecco, Randstad, Kelly Services Inc., Manpower, and Robert Half. The employee leasing industry consists of approximately 4,000 service providers. Our largest national competitors in employee leasing include Administaff, Inc., Alpha Staff, and the employee leasing divisions of large business service companies such as Automatic Data Processing, Inc., and Paychex, Inc.
Staffmark competes with both large national and small local staffing companies in its markets for clients. Competition in the temporary staffing industry, we believe, revolves around quality of service, reputation and price. Notwithstanding this level of competition, Staffmark’s management believes it benefits from a number of competitive advantages, including:
•	multiple offices in its core markets;
•	well-recognized brands and leadership positions in its core markets;
•	long-standing relationships with its clients;
•	a large database of qualified temporary workers which enables Staffmark to fill orders rapidly;

•	a reputation for treating employees well and offering competitive benefits; and
•	expertise to fulfill a wide range of staffing services to an individual client.

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
Trade names
Staffmark holds the following tradenames: CBS Personnel TM, CBS Personnel Services TM and Venturi Staffing Partners TM and currently uses the tradenames Staffmark TM , Columbia Staffing TM, Columbia Healthcare Services TM. We believe these actively used trade names have strong brand equity in their markets and have significant value to Staffmark’s business.

Facilities
Staffmark, headquartered in Cincinnati, Ohio, currently provides staffing services through its 195 branch offices located in 29 states. Average revenue per branch was approximately $3.9 million in 2010 and 92% of the branches were profitable. Staffmark also operated on-site locations, which accounted for approximately $240 million in revenues in 2010. The following table shows the number of branch offices located in each state in which Staffmark operates and the employee hours billed by branch offices and on-site locations for the fiscal year ended December 31, 2010.

		Employee
	Number of	Hours
State	Branch Offices	Billed (000’s)
CA	28	9,269
OH	20	9,680
TN	13	12,236
AR	16	4,999
TX	17	4,912
KY	10	3,395
NC	10	3,611
PA	8	3,269
IL	10	2,940
IN	7	2,937
GA	7	2,914
SC	8	2,319
MD	4	855
MA	2	229
VA	5	1,371
NV	4	1,190
NJ	4	1,059
WA	2	301
AZ	3	653
NY	3	734
KS	2	1,455
MS	2	580
AL	2	492
CO	2	435
CT	1	442
OK	2	185
DE	1	1,407
OR	1	273
MO	1	699
WI	0	415

	195	75,266

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
As an employer with self-insurance and large deductible plans for workers’ compensation, Staffmark’s workers’ compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Staffmark seeks to contain its workers’ compensation costs through a proactive front-end client selection process in order to mitigate the acceptance of high risk situations together with an aggressive approach to claims management, including assigning injured workers, whenever possible, to short-term, light duty assignments which accommodate the workers’ physical limitations, performing a thorough and prompt on-site investigation of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to mitigate contingent and future costs and liabilities. Higher costs for each occurrence, either due to increased medical costs or duration of time, may result in higher workers’ compensation costs to Staffmark with a corresponding material adverse effect on its financial condition, business and results of operations.
Employees
As of December 31, 2010, Staffmark employed approximately 140 individuals on its corporate staff and approximately 920 staff members in its field operations. During the years ended December 31, 2010, 2009 and 2008, Staffmark placed, on average, over 41,000, 34,000 and 38,000 temporary personnel, not including leased personnel, on engagements of varying durations on a weekly basis. Staffmark is not subject to collective bargaining agreements (Approximately 50 leased employees are subject to a collective bargaining agreement where the client is party of interest for NLRB). We believe that Staffmark’s relationship with its employees is good.
Temporary employees placed by Staffmark are generally Staffmark’s employees while they are working on assignments. As the employer of its temporary employees, Staffmark maintains responsibility for applicable payroll taxes and the administration of the employee’s share of such taxes.
Rebranding of CBS Personnel to Staffmark
On February 27, 2009 Staffmark became the new name of the combined CBS Personnel, Staffmark, and Venturi Staffing organizations and was recognized by a new corporate identity. The decision to rebrand the three companies under the Staffmark name was the result of twelve months of strategic planning, with emphasis on gathering broad-based feedback from customers and employees throughout all geographic locations. Throughout this document we refer to Staffmark when discussing the combined operations of Staffmark Holdings, Inc., Staffmark and Venturi Staffing.

Tridien
Overview
Tridien Medical, (formerly known as Anodyne Medical Device, Inc.) (“Tridien”) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.
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
For the full fiscal years ended December 31, 2010, 2009 and 2008, Tridien had net sales of approximately $61.1 million, $54.1 million and $54.2 million, and operating income of $8.0 million, $7.4 million and $4.2 million, respectively. Tridien had total assets of $44.2 million, $49.0 million and $53.2 million at December 31, 2010, 2009 and 2008, respectively. Net sales from Tridien represented 3.7%, 4.3% and 3.5% of our consolidated net sales for fiscal years 2010, 2009 and 2008, respectively.
History
Tridien was initially formed in February 2006 by CGI and Hollywood Capital, Inc., a private investment management firm led by Tridien’s former Chief Executive Officer, to acquire AMF and SenTech, located in Corona, CA and Coral Springs, FL, respectively. AMF Support Surfaces, Inc. is a leading manufacturer of non-powered mattress systems, seating cushions and patient positioning devices. SenTech is a leading designer and manufacturer of advanced electronically controlled, powered, alternating pressure, pulmonary therapy, low air loss and lateral rotation specialty support surfaces for the wound care industry. Prior to its acquisition, SenTech had established a premium brand as a result of its proprietary technologies, in the less price sensitive therapeutic market while AMF competed primarily in the preventive care market.
On October 5, 2006, Tridien acquired the patient positioning device business of Anatomic. The acquired operations were merged into Tridien’s operations. Anatomic is a leading supplier of operating suite patient positioning devices and support surfaces focused on the price sensitive long term care and home healthcare markets.
On June 27, 2007, Tridien purchased PrimaTech, a lower price-point distributor of powered medical support surfaces to the long term care and home healthcare markets. PrimaTech’s products are predominately designed in the U.S. and manufactured pursuant to an exclusive manufacturing agreement with an FDA registered manufacturing partner located in Taiwan.
In October 2008, Tridien and Hollywood Capital, Inc. terminated their management services agreement which provided for, among other things, two principals of Hollywood Capital, Inc., resigning from their roles of Chief Executive Officer and Chief Financial Officer of Tridien. Upon termination of the agreement, Tridien appointed a new Chief Executive Officer and a new Chief Financial Officer.
We purchased a controlling interest in Tridien from CGI on August 1, 2006.
Industry
The medical support surfaces industry is fragmented and comprised of many small participants and niche manufacturers. Tridien’s consolidation platform allows customers to source all leading support surface technologies for the acute care, long term care and home health care from a single source. Tridien is a vertically integrated company with engineering, design and research, manufacturing and support performed in house to quickly bring new, innovative products and technologies to market while maintaining high quality standards in its manufacturing process.

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
The prevalence rate of pressure ulcers in acute care facilities has been seen as high as 34%, with costs of treatment as high as $70,000 per ulcer, causing an estimated burden of an additional 22 million Medicare hospital days. Further it has been reported that another 2% to 28% of all nursing home patients suffer from decubitus ulcers. We believe that providing the right therapeutic support surfaces is a necessary intervention for these ulcers. Management believes the need for medical support surfaces will continue to grow due to several favorable demographic and industry trends including the increasing incidence of obesity in the United States, increasing life expectancies and an increasing emphasis on prevention of pressure ulcers by hospitals and long term care facilities.
According to the Centers for Disease Control and Prevention, between the years 1980 and 2000, obesity rates more than doubled among adults in the United States. Studies have shown that this increase in obesity has been a key factor in rising medical costs over the last 15 years. According to one study done at Emory University, increases in obesity rates have accounted for 27% of the increase in health care spending between 1987 and 2001. As an individual’s weight increases, so too does the probability that the individual will become immobile and, according to studies performed at the University of North Carolina, greater than 40% of obese adults aged 54 to 73 were at least partially immobile. As individuals become less mobile, they are more likely to require either preventative mattresses to better disperse weight and reduce pressure areas or therapeutic mattresses to shift weight and pressure. Similar to how obesity increases the occurrence of immobility, so too does an aging society. As life expectancy expands in the U.S. due to improved health care and nutrition, so too does the probability that an individual will be immobile for a portion of their lives. In addition, as individual’s age, skin becomes more susceptible to breakdown increasing the likelihood of developing pressure ulcers.
Beyond favorable demographic trends, Tridien’s management believes healthcare institutions are placing an increased emphasis on the prevention of pressure ulcers. According to recent Medicare guidelines, hospitals would no longer be reimbursed for the treatment of in-house acquired wounds, resulting in management’s expectations for a greater focus by hospitals in preventing and treating such wounds. The end result is that if an at-risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of healing. As a result of increasing litigation and the high cost of healing pressures ulcers, healthcare institutions are now focusing on using pressure relief equipment to reduce the incidence of in-house acquired pressure ulcers.
Products and Services
Specialty beds, mattress replacements and mattress overlays (i.e. therapeutic surfaces) are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and therapeutic surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare settings. Medical therapeutic surfaces are designed to have preventative and/or therapeutic uses. The basic product categories are as follows:
•	Powered Support Surfaces: Mattresses which can be used for therapy or prevention and are typically manufactured using an electronic power source with air cylinders or a combination of air cylinders and foam and provide either Alternating Pressure, Low Air Loss, or Lateral Rotation. Alternating Pressure Systems are designed to inflate alternate cylinders while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. This type of therapy provides movement under the patient’s skin to eliminate both excessive and constant pressure, the leading cause of bed sores. The powered control unit provides automatic changes in the distribution of air pressure. Tridien’s Alternating Pressure Systems in the SenTech line incorporate its intellectual property in the way these automatic changes take place. This patented technology allows for a more comfortable surface with aggressive therapeutic alternating pressure. Another typical type of powered surface is Lateral Rotation which can aid in laterally turning a patient to reduce risks associated with fluid building up in a patient’s lungs. A feature often found in Powered Surfaces is Low Air Loss that allows air to flow from the mattress to address the moisture and temperature environment on the patient’s skin, contributing factors to bed sores. Tridien currently produces patented designs for the performance of both Alternating Pressure and Low Air Loss mattress systems which management believes provides the optimum healing therapy for the patient. Powered support surfaces are typically used in acute care settings and when more aggressive therapy is needed.

Powered Support Surfaces represented approximately 21.2% of net sales in 2010 and 2009 and 33.8% of net sales in 2008.
•	Non-Powered Support Surfaces: Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of these. In the case of water, air or gel materials, they are held in place with containment bladders. Non-powered mattress replacement systems help redistribute a patient’s body weight to lessen forces on pressure points by envelopment into the surface. These products address the excessive pressure under a patient, but do not address the constant pressure applied to an area. Non-powered surfaces are generally used for prevention rather than treatment and currently comprise the majority of support surfaces. Currently Tridien manufactures a broad range of non-powered mattress systems using air, foam and gel. Non- powered support surfaces represented 53.2%, 52.7% and 45.0% of net sales in each of the years ended December 31, 2010, 2009 and 2008, respectively.
•	Positioning devices: Positioning devices are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Tridien offers a complete range of foam positioning devices. Patient positioning devices represented 25.6%, 26.1% and 21.2% of net sales in each of the years ended December 31, 2010, 2009 and 2008, respectively.
Competition
The competition in the medical support surfaces market is based predominantly on product performance, features, price and durability. Other factors may include the technological ability of a manufacturer to customize their product offering to meet the needs of large distributors. Tridien competes with manufacturers of varying sizes who then sell predominantly through distributors to the acute care, long term care and home health care markets. Specific competitors include Gaymar Industries, Inc., Span America and other smaller competitors. Tridien differentiates itself from these competitors based on its patented technologies, quality of the products it manufacturers as well as its design and engineering capabilities to produce a full spectrum of surfaces that provide the greatest therapeutic outcome for every price point. While many competitors specialize in the production of a single type of support surface, and often outsource certain manufacturing as skills required to develop and manufacture products vary by materials used, Tridien is able to offer its customers a full spectrum of support surfaces nationwide.
The companies listed below have been identified by management as Tridien’s primary competitors.
Gaymar Industries, Inc.: Gaymar, recently acquired by Stryker Corporation (NYSE: SYK), develops, manufactures and markets medical devices for temperature and pressure ulcer management. Gaymar’s pressure ulcer management system includes, mattress replacement systems, pressure relieving overlays, lateral rotation systems, table and stretcher pads, chair cushions and heel care devices.
Span America Medical Systems (NASDAQ: SPAN): ($52.4 million in fiscal 2010 sales) Span America’s medical division includes the sales of skin care products, bedside mats, and foam mattress overlays and replacement mattresses, including the PressureGuard therapeutic mattress, Span-Aid patient positioners (used to elevate and support body parts) and Dish pressure-relief seat cushions to aid wound healing. Span America reported that less than half their revenue in 2009 was attributed to their therapeutic surface segment. Span America also supplies safety catheters and makes specialty packaging products for use in outdoor furniture.
Business Strategies
Tridien’s management is focused on strategies to grow revenues, improve operating efficiency and improving gross margins. Of particular note, Tridien has completed four acquisitions since its inception and has achieved numerous benefits to this consolidation within the support surfaces industry. The following is a discussion of these strategies:
•	Offer customers high quality, consistent product, on a national basis — Products produced by Tridien and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs. All Tridien facilities have achieved ISO-13485, offering customers the highest standards of quality.
•	Leverage scale to provide industry leading research and development — Medical therapeutic surfaces are becoming increasingly technologically advanced. Tridien’s management believes that many smaller competitors do not have the resources required to effectively meet the changing needs of their customers and believes that increased scale and investments in engineering and technology will allow it to better serve its customers through industry leading research, technology and development.
•	Pursue cost savings through scale purchasing and operational improvements — Many of the products used to manufacture medical support surfaces are standard in nature and management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales.
Research and Development
Tridien develops surfaces both independently and in partnership with large distribution intermediaries. Initial steps of product development are typically made independently. Larger distribution market participants will typically require further product development testing to ensure mattress systems have the desired properties while smaller distributors will tend to buy more standardized products, especially on the non-powered products. Tridien has dedicated professionals, including individuals focused on process engineering, design engineering, and electrical engineering, working on the development of the company’s next generation of therapeutic surfaces and is currently investing in its future focus of advanced wound care technologies.
Tridien is working to develop the next generation of products in surfaces as well as advanced wound care devices. The new product development process often requires 2 to 6 months for prevention products and 12 to 24 months for treatment products, of research, engineering and testing cooperation. Tridien will provide technical support and repair services for its products as well, a differentiating characteristic valued by its customers. During the year ended December 31, 2010 Tridien incurred approximately $1.3 million in research and development costs and is expected to increase this spending in 2011. The expected increase in spending is to allow the company to focus on the next generation products as well as research and development of new wound care technologies. During the each of the years 2009 and 2008, Tridien incurred approximately $1.0 million in research and development costs
Sales and Marketing
Support surfaces are primarily sold through distributors, who either rent or sell to acute care (hospitals) facilities, long term care facilities and home health care organizations. The acute care distribution market for support surfaces is dominated by large suppliers such as Stryker Corporation, Hill-Rom Holdings Inc. and Kinetic Concepts, Inc. Other national distributors usually provide specific types of support surface technology. Beyond national distribution intermediaries there are numerous smaller more regional distributors who will purchase support surfaces developed by Tridien as certain brand lines are known in the market as providing proven therapy.
Tridien has developed a full range of support surface products that are sold or rented to healthcare distributors and occasionally sold directly to the end customer. Tridien also provides technical support and repair services for its products, an offering valued by all customers. While contracts with large distributors typically do not include minimum purchase orders, agreements typically call for rolling forecasts of orders to be given at the end of each month for the following three months.
Customers
During the fourth quarter of 2010 two of Tridien’s largest customers merged. The combined entity is now Tridien’s largest customer and accounted for 39.1% and 40% of gross sales in 2010 and 2009, respectively. Approximately 63.5%, 64.8% and 47% of Tridien’s sales have been to its two largest customers in 2010, 2009 and 2008, respectively. Tridien’s top ten customers accounted for 83.8%, 81.8% and 78.6% of gross sales in 2010, 2009 and 2008, respectively.
Substantially all revenue is derived from sales within the United States.
Tridien had approximately $2.8 million and $3.1 million in firm backlog orders at December 31, 2010 and 2009, respectively.
Suppliers
Tridien’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Tridien’s largest raw material suppliers are Foamex International, Inc., Dartex Coatings, Inc. and Uretek, LLC. Tridien uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. We expect these costs, particularly those related to polyurethane foam to increase during fiscal 2011 due to recent trends in related commodity prices. Actions taken by manufacturers of petro-chemical commodities such as capacity reductions could influence price changes from our supplier. The cost of raw materials as a percentage of sales was approximately 46% of net sales in fiscal 2010, 2009 and 2008.

Intellectual Property
Tridien has nine patents issued, filed from 1996 to 2005, and has twelve filed and pending patents.
Regulatory Environment
The FDCA, and regulations issued or proposed there under, provide for regulation by the Food and Drug Administration (FDA) of the marketing, manufacture, labeling, packaging and distribution of medical devices, including Tridien’s products. These regulations require, among other things that medical device manufacturers register with the FDA, list devices manufactured by them, and file various inspections by regulatory authorities and must comply with good manufacturing practices as required by the FDA and state regulatory authorities. Tridien’s management believes that the company is in substantial compliance with all applicable regulations.
Employees
As of December 31, 2010, Tridien employed 233 persons in all its locations together with 125 temporary employees. None of Tridien’s employees are subject to collective bargaining agreements. We believe that Tridien’s relationship with its employees is good.

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
Our Chief Executive Officer has taken a temporary leave of absence
We previously announced that Joseph Massoud, our Chief Executive Officer, requested, and the Company’s Board of Directors approved, a leave of absence to focus his attention on an informal regulatory inquiry that Mr. Massoud received on matters unrelated to CODI. If Mr. Massoud were unable to return to the Company, or return to the Company after an extended leave of absence, the market price for the Company’s shares may be materially adversely affected.
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
We do not own 100% of our businesses. While the Company is to receive cash payments from our businesses which are in the form of interest payments, debt repayment and dividends, if any dividends were to be paid by our businesses, they would be shared pro rata with the minority shareholders of our businesses and the amounts of dividends made to minority shareholders would not be available to us for any purpose, including Company debt service or distributions to our shareholders. Any proceeds from the sale of a business will be allocated among us and the minority shareholders of the business that is sold.
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
At December 31, 2010, we had approximately $74.0 million outstanding under our Term Loan Facility and $22.0 million outstanding borrowings on our Revolving Credit Facility. We expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2010, we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected
CGI may exercise significant influence over the Company.
CGI, through a wholly owned subsidiary, owns 6,356,000 or approximately 13.6% of our shares and may have significant influence over the election of directors in the future.
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
We may have difficulty severing ties with Mr. Massoud.
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
The management fee paid to CGM for the year ended December 31, 2010, was $15.4 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our shareholders.
Under the terms of the management services agreement, our Manager is paid a management fee calculated as a percentage of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager, controls, may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.
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
Our Manager, as holder of 100% of the Allocation Interests in the Company, will receive a profit allocation based on ongoing cash flows and capital gains in excess of a hurdle rate. In this respect, a calculation and payment of profit allocation may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to the Company’s board of directors at a time that may not be optimal for our shareholders.
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
For so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes ''qualifying income’’ within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the ''Code’’), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy their personal tax liability those results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including funding acquisitions, satisfying short- and long-term working capital needs of our businesses, or satisfying known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.
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
As of December 31, 2010, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $269.7 million, and goodwill of $325.9 million.
During the year ended December 31, 2010 we wrote off $35.5 million of goodwill associated with American Furniture. We also wrote off $3.3 million in intangible assets associated with the trade name at American Furniture.

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
Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 17.9% of net sales in 2010. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
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
Risks Related to Tridien
Certain of Tridien’s products are subject to regulation by the FDA.
Certain of Tridien’s mattress products are Class II devices within Section 201(h) of the Federal FDCA (21 USC §321(h), and, as such, are subject to the requirements of the FDCA and certain rules and regulations of the FDA. Prior to our acquisition of Tridien, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Tridien’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Tridien is vulnerable to actions that may be taken by the FDA which have a material adverse effect on Tridien and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.
A change in Medicare Reimbursement Guidelines may reduce demand for Tridien’s products.
Certain changes in Medicare Reimbursement Guidelines may reduce demand for medical support surfaces and have a material effect on Tridien’s operating performance.
Two of Tridien’s largest customers represented approximately 63.5% of its gross sales in 2010.
Tridien has significant exposure to two key customers. The loss of either customer could negatively impact Tridien’s financial condition, business and results of operations.
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

Risks Related to HALO
Increases in the portion of existing customers and potential customers buying directly from manufacturers or exclusively over the internet could have a material adverse effect on the business of HALO.
The promotional products industry supply chain is comprised of multiple levels. As a distributor, HALO does not manufacturer or decorate the promotional products it sells. Additionally, in recent years there have been a number of suppliers and distributors who have attempted to sell directly to customers over the internet with varying levels of success. Though management believes distributors and account executives play crucial roles in the industry supply chain, increases in the portion of end customers buying directly from manufacturers or exclusively through the internet could have a material adverse effect on the business of HALO.
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
The temporary services business entails employing individuals and placing such individuals in clients’ workplaces. Staffmark’s ability to control the workplace environment of its clients is limited. As the employer of record of its temporary employees, it incurs a risk of liability to its temporary employees and clients for various workplace events, including claims of misconduct or negligence on the part of its employees; discrimination or harassment claims against its employees, or claims by its employees of discrimination or harassment by its clients; immigration-related claims; claims relating to violations of wage, hour and other workplace regulations; claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims. Staffmark may incur fines and other losses and negative publicity with respect to any of these situations. Some of the claims may result in litigation, which is expensive and distracts management’s attention from the operations of Staffmark’s business. Furthermore, while Staffmark maintains insurance with respect to many of these items, it, may not be able to continue to obtain insurance at a cost that does not have a material adverse effect upon it. As a result, such claims (whether by reason of it not having insurance or by reason of such claims being outside the scope of its insurance) may have a material adverse effect on Staffmark’s financial condition, business and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     NONE

ITEM 2. — PROPERTIES
Advanced Circuits
Advanced Circuits operations are located in a 61,058 square foot building in Aurora, Colorado and a 29,942 square foot building in Tempe. Arizona. These facilities are leased and comprise both the factory and office space. The lease terms are for approximately 15 years with a renewal option at the Aurora, Colorado location for an additional 10 years.
American Furniture
American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, MS, of which approximately 750,000 square feet was refurbished in 2008 as a result of damage caused by a fire in 2008. This 1.1 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. AFM can add additional manufacturing lines within its existing footprint to accommodate demand during peak times. In addition to AFM’s primary manufacturing facility, AFM leases approximately 300,000 square feet of warehouse and small manufacturing space within the vicinity of its primary Ecru facility. AFM also leases showroom space in High Point, North Carolina, Tupelo, Mississippi and Las Vegas, Nevada, allowing it to showcase its products to buyers during trade shows held in the area.
ERGObaby
ERGObaby operates out of four offices. Its corporate headquarters is in Pukalani, HI where it leases 2,426 square feet. ERGObaby’s European headquarters is located in Hamburg, Germany where it leases approximately 2,790 square feet. ERGObaby also leases two sales offices in Paris, France and Stockholm, Sweden.
Fox
Fox’s corporate headquarters and main manufacturing facilities are located in an 86,000 square foot facility located in Watsonville, California. In addition, Fox leases six other smaller facilities totaling approximately 120,000 square feet in the surrounding Watsonville area.
HALO
HALO distributes its products through a leased 25,000 square foot office facility and a 72,000 square foot fulfillment warehouse, both of which are located in Sterling, IL. Due to its high percentage of drop shipments, HALO is able to operate from a much smaller warehouse than a similarly sized company with a traditional inventory-based business model. HALO also maintains a small IT department in Oak Brook, IL and an office for its CEO in Chicago.
The following table shows the number of offices located in each state and the function of each office as of December 31, 2010.

State	Function	Offices	Square feet
California	Sales and warehouse	3	11,222
Illinois	Administration	2	25,450
	Information Technology	1	4,766
	Warehousing	2	72,000
Louisiana	Sales	1	1,919
Ohio	Administration	2	3,796
Tennessee	Sales	1	8,804
Missouri	Administration	1	5,960
Kansas	Sales	1	2,618
Maryland	Sales	1	4,000
Florida	Sales	1	1,000
Oklahoma	Administration	1	5,500
Georgia	Sales	1	1,550
Liberty Safe
Liberty Safe leases offices and warehouse facilities at three locations in Payson, Utah. The corporate headquarters and manufacturing facility is located in a 204,000 square foot building. Liberty leases two additional warehouse facilities totaling approximately 15,600 square feet.
Staffmark
Staffmark’s principal executive offices are located in Cincinnati, Ohio where it leases 38,867 square feet of office space. Staffmark provides staffing services through 195 branch offices located in 29 states. Lease terms for the branch offices typically run from 3 to 5 years.

Tridien
Tridien leases a 33,000 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast. It also leases an 81,000 square foot facility in Corona, California, which houses the manufacturing and distribution facilities for the west coast.
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

ITEM 4. — REMOVED AS RESERVED
     RESERVED

Part II
Item 5. — Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Trust stock trades on the New York Stock Exchange under the symbol “CODI” since November 1, 2010. Previously, our stock was traded on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the high and low sales prices per share as reported on the NASDAQ Global Select Market until November 1, 2010, at which time our shares began trading on the NYSE, and thereafter on the NYSE. The highest and lowest sales prices per share of Trust stock were $6.89 and $18.16, respectively, for the periods presented below:

			Distribution
Quarter Ended	High	Low	Declared
December 31, 2010	18.16	15.92	0.34
September 30, 2010	16.30	13.03	0.34
June 30, 2010	16.30	11.00	0.34
March 31, 2010	16.08	11.45	0.34
December 31, 2009	13.33	9.87	0.34
September 30, 2009	11.15	7.94	0.34
June 30, 2009	10.32	7.63	0.34
March 31, 2009	12.20	6.89	0.34
COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK
     The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NYSE Composite Index, the NYSE Financial Sector Index, NASDAQ Other Finance Index, and NASDAQ Stock Market Index from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2010. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

		September 30,	December 31,
Data	June 30, 2006	2006	2006
Compass Diversified Holdings	$94.88	$102.73	$117.00
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59
NYSE Financial Sector Index	$96.28	$102.56	$109.91
NYSE Composite Index	$97.39	$100.98	$108.96

			September 30,	December 31,
Data	March 31, 2007	June 30, 2007	2007	2007
Compass Diversified Holdings	$116.32	$125.83	$115.41	$109.10
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11
NYSE Financial Sector Index	$108.12	$110.18	$106.81	$95.51
NYSE Composite Index	$110.42	$117.71	$119.69	$116.13

			September 30,	December 31,
Data	March 31, 2008	June 30, 2008	2008	2008
Compass Diversified Holdings	$98.39	$87.54	$109.45	$90.41
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91
NYSE Financial Sector Index	$83.31	$71.39	$69.23	$44.28
NYSE Composite Index	$104.88	$103.25	$89.81	$68.64

			September 30,	December 31,
Data	March 31, 2009	June 30, 2009	2009	2009
Compass Diversified Holdings	$73.55	$68.75	$91.64	$114.42
NASDAQ Stock Market Index	$68.57	$82.32	$95.21	$101.80
NASDAQ Other Finance Index	$55.01	$68.57	$74.63	$75.76
NYSE Financial Sector Index	$33.01	$44.86	$56.70	$54.32
NYSE Composite Index	$59.39	$70.40	$82.39	$85.66

			September 30,	December 31,
Data	March 31, 2010	June 30, 2010	2010	2010
Compass Diversified Holdings	$139.58	$124.69	$152.90	$169.77
NASDAQ Stock Market Index	$107.57	$94.62	$106.26	$119.01
NASDAQ Other Finance Index	$77.58	$67.39	$70.23	$84.52
NYSE Financial Sector Index	$58.00	$49.31	$53.76	$57.05
NYSE Composite Index	$88.80	$77.13	$86.81	$94.95
Shareholders
As of February 25, 2011 we had 46,725,000 shares of Trust stock outstanding that were held by fourteen holders of record; however, we believe the number of beneficial owners of our shares is over 20,000.
Distributions
For the years 2009 and 2010 we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2010	January 5, 2011	January 28, 2011	$0.34
September 30, 2010	October 7, 2010	October 29, 2010	$0.34
June 30, 2010	July 9, 2010	July 30, 2010	$0.34
March 31, 2010	April 8, 2010	April 30, 2010	$0.34
December 31, 2009	January 11, 2010	January 28, 2010	$0.34
September 30, 2009	October 8, 2009	October 29, 2009	$0.34
June 30, 2009	July 10, 2009	July 30, 2009	$0.34
March 31, 2009	April 9, 2009	April 30, 2009	$0.34
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. — SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report.
Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. We completed our IPO on May 16, 2006 and used the proceeds of the IPO and separate private placement transactions that closed in conjunction with our IPO, and from our third party credit facility, to purchase controlling interests in four of our initial operating subsidiaries. The following table details our acquisitions and dispositions subsequent to our IPO.

Acquisitions:	Acquisition Date	Disposition Date
Advanced Circuits(1)	May 16, 2006	n/a
CBS Personnel(1)	May 16, 2006	n/a
Crosman(1)	May 16, 2006	January 5, 2007
Silvue(1)	May 16, 2006	June 25, 2008
Tridien	August 1, 2006	n/a
Aeroglide	February 28, 2007	June 24, 2008
HALO	February 28, 2007	n/a
American Furniture	August 31, 2007	n/a
Fox	January 4, 2008	n/a
Staffmark LLC(2)	January 21, 2008	n/a
Liberty	March 31, 2010	n/a
ERGObaby	September 16, 2010	n/a

(1)	Represent initial operating subsidiaries.

(2)	Staffmark LLC was acquired by Staffmark.
The operating results for Crosman are reflected as discontinued operations in 2006 and are not included in the operating data below. The operating results for Aeroglide are reflected as discontinued operations in 2008 and 2007 and are not included in the continuing operations data below. The operating results for Silvue are reflected as discontinued operations in 2008, 2007 and 2006 and as such are not included in the continuing operations data below. Financial data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
Statements of Operations Data:	2010	2009	2008	2007	2006
Net sales	$1,657,609	$1,248,740	$1,538,473	$841,791	$395,173
Cost of sales	1,302,202	976,991	1,196,206	636,008	307,014

Gross profit	355,407	271,749	342,267	205,783	88,159
Operating expenses:
Staffing	81,250	74,279	102,438	56,207	34,345
Selling, general and administrative	179,154	145,948	165,768	94,426	31,605
Supplemental put expense (reversal)	32,516	(1,329)	6,382	7,400	22,456
Management fees	15,380	13,100	15,205	10,120	4,158
Amortization expense	29,312	24,609	24,605	12,679	5,814
Impairment expense (3)	38,835	59,800	—	—	—

Operating income (loss)	$(21,040)	$(44,658)	$27,869	$24,951	$(10,219)

Income (loss) from continuing operations	$(44,770)	$(39,645)	$3,817	$10,051	$(27,973)
Income and gain from discontinued operations	—	—	77,970	41,314	9,831

Net income (loss)	(44,770)	(39,645)	81,787	51,365	(18,142)
Net income (loss) attributable to noncontrolling interest	3,987	(13,375)	3,493	10,997	1,107

Net income (loss) attributable to Holdings (1), (2)	$(48,757)	$(26,270)	$78,294	$40,368	$(19,249)

Basic and fully diluted income (loss) per share attributable to Holdings:

Continuing operations	$(1.19)	$(0.76)	$0.01	$(0.04)	$(2.29)
Discontinued operations	—	—	2.47	1.50	0.77

Basic and fully diluted income (loss) per share attributable to Holdings	$(1.19)	$(0.76)	$2.48	$1.46	$(1.52)

Cash Flow Data:
Cash provided by operating activities	$44,841	$20,213	$40,549	$41,772	$20,563
Cash used in investing activities	(182,392)	(4,982)	(24,793)	(114,158)	(362,286)
Cash (used in) provided by financing activities	119,592	(81,209)	(37,561)	184,882	351,073
Net (decrease) increase in cash and cash equivalents	(17,959)	(65,978)	(21,885)	112,352	9,610

(1)	Includes gains on the sales of Aeroglide and Silvue in 2008 of $34.0 million and $39.4 million, respectively, and Crosman in 2007 of $36.0 million.

(2)	Includes a charge to net income of $10.0 million for distributions made at the subsidiary (ACI) level in excess of cumulative earnings in 2007.

(3)	Includes goodwill and intangible asset impairment at AFM during the year ended December 31, 2010, and includes goodwill impairment and intangible asset impairment at Staffmark during the year ended December 31, 2009.

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Current assets	$333,339	$275,027	$335,201	$299,241	$135,121
Total assets	984,041	831,012	984,336	828,002	496,382
Current liabilities	151,404	129,887	139,370	106,613	155,534
Long-term debt	94,000	74,000	151,000	148,000	—
Total liabilities	408,131	322,946	440,458	373,285	221,934
Noncontrolling interests	87,840	70,905	79,431	21,867	17,734
Shareholders’ equity attributable to Holdings	488,070	437,161	464,447	432,850	255,711

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
Initial public offering and Company formation
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (the “IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, we also completed the private placement of 5,733,333 shares to CGI for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity that was controlled by Mr. Massoud, and owned by our management team, for approximately $4.0 million. The Pharos I LLC entity was dissolved during 2010 and its shares were distributed to its individual members. CGI also purchased 666,667 shares for $10.0 million through the IPO.
Subsequent to the IPO the Company’s board of directors engaged the Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public company.
From May 16, 2006 through December 31, 2010, we purchased eleven businesses (each of our businesses is treated as a separate business segment) and disposed of three, as follows:
     Acquisitions
•	On May 16, 2006, we made loans to and purchased a controlling interest in Staffmark Holdings, Inc., which we refer to as Staffmark, for approximately $128 million. As of December 31, 2010, we own approximately 76.2% of the common stock on a primary basis and 68.5% on a fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million representing at the time of purchase approximately 75.4% of the outstanding common stock on both a primary and fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million. As of December 31, 2010, we own approximately 69.6% of the common stock on a primary basis and 69.4% fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million, representing at the time of purchase approximately 72.3% of the outstanding stock on both a primary and fully diluted basis.

•	On August 1, 2006, we made loans to and purchased a controlling interest in Tridien for approximately $31 million. As of December 31, 2010, we own approximately 73.9% of the common stock on a primary basis and 61.8% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million, representing at the time of purchase approximately 88.9% of the outstanding stock on a primary basis and approximately 73.9% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in HALO for approximately $62 million. As of December 31, 2010, we own approximately 88.7% of the common stock on a primary basis and 72.8% on a fully diluted basis.

•	On August 28, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million. As of December 31, 2010, we own approximately 99.9% of the common stock on a primary basis and 91.4% on a fully diluted basis.

•	On January 4, 2008, we made loans to and purchased a controlling interest in Fox for approximately $80.4 million. As of December 31, 2010, we own approximately 75.7% of the common stock on a primary basis and 68.1% on a fully diluted basis.

•	On March 31, 2010, we made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million. As of December 31, 2010 we own approximately 96.2% on a primary basis and 87.7% on a fully diluted basis.

•	On September 16, 2010, we made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million. As of December 31, 2010, we own approximately 83.9% on a primary basis and 79.9% on a fully diluted basis.
     Dispositions
•	On January 5, 2007, we sold all of our interest in Crosman, for approximately $143 million. We recorded a gain on the sale in the first quarter of 2007 of approximately $36 million.

•	On June 24, 2008, we sold all of our interest in Aeroglide, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $34 million.

•	On June 25, 2008, we sold all of our interest in Silvue, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $39 million.
We are dependent on the earnings of, and cash receipts from, the businesses that we own in order to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any non controlling interest in these businesses, are available to:
•	meet capital expenditure requirements, management fees and corporate overhead charges;

•	fund distributions from the businesses to the Company; and

•	be distributed by the Trust to shareholders.
2010 Highlights
Acquisitions
•	On March 11, 2010, our majority owned subsidiary Advanced Circuits, acquired Circuit Express, Inc. (“Circuit Express”), based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. We incurred approximately $0.3 million in transaction costs.

•	On March 31, 2010, we purchased a controlling interest in Liberty Safe and Security Products, Inc. (“Liberty” or “Liberty Safe”), with headquarters in Payson, Utah. Liberty is a premier designer, manufacturer and marketer of home and gun safes in North America. Liberty manufactures and sells a wide range of home and gun safes in a broad assortment of sizes, features and styles which are sold in various sporting goods, farm and fleet and home improvement retailers. We made loans to and purchased a controlling interest in Liberty for approximately $70.2 million, representing approximately 88% of the equity in Liberty on a fully diluted basis. We incurred approximately $1.5 million in transaction costs.

•	On September 16, 2010, we purchased a controlling interest in ERGO Baby Carrier, Inc. (“ERGObaby”) with headquarters in Pukalani, Hawaii. ERGObaby is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries. We made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million, representing approximately 84% of the equity in ERGObaby on a fully diluted basis. We incurred approximately $2.0 million in transaction costs.
Common stock offerings
•	On April 13, 2010, we completed a public offering of 5,250,000 Trust shares (including the underwriters’ over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to us, after deducting underwriters’ discount and offering costs, totaled approximately $75.0 million. We used $70.0 million of the net proceeds to pay down our Revolving Credit Facility.

•	On November 12, 2010, we completed a public offering of 4,850,000 Trust shares (including the underwriters’ over-allotment completed December 8, 2010) at an offering price of $16.90 per share. The net proceeds to us, after deducting underwriters’ discount and offering costs, totaled approximately $78.0 million. We used $70.0 million of the net proceeds to pay down our Revolving Credit Facility.
Impairment charge
We test goodwill at interim dates if events or circumstances indicate that goodwill might be impaired at any of our reporting units. As a result, we conducted an interim test for impairment at American Furniture based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The domestic economy has undergone a significant period of economic uncertainty which has resulted in limited access to credit markets and lower consumer spending. The retail furniture market has been, and continues to be, severely impacted by these conditions, particularly as it relates to the housing market. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. The uptick in sales and results of operations that we anticipated at the beginning of this year, which we believed would coincide with the overall modest economic rebound in 2010 has not occurred in the furniture industry and we do not at this time believe it will occur in the near future. Accordingly, we adjusted our forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a discounted cash flow analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture was below its carrying amount.
Based on the results of our interim impairment tests which is a two step process, we determined that the carrying value of American Furniture’s goodwill exceeded its fair value by approximately $35.5 million. In addition, based on the results of the second step of the analysis we determined that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $3.3 million. As a result of these shortfalls, we recorded a $38.8 million impairment charge, which is reflected in our consolidated results of operations for the year ended December 31, 2010.
2010 Distributions
For the 2010 fiscal year we declared distributions to our shareholders totaling $1.36 per share.
Areas for focus in 2011
The areas of focus for 2011, which are generally applicable to each of our businesses, include:
•	Taking advantage, where possible, of the recent economic downturn by growing market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Continue to pursue expense reduction and cost savings through contraction in discretionary spending, and reductions in workforce and production levels in response to lower production volume; and

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008	March 31, 2010	September 16, 2010
Advanced Circuits	Tridien	HALO	American Furniture	Fox	Liberty Safe	ERGObaby
Staffmark

Fiscal 2010, 2009 and 2008 each represent a full year of operating results included in our consolidated results of operations for six of our businesses. The remaining two businesses were acquired during fiscal 2010 (see table above). As a result, we cannot provide a meaningful comparison of our actual historical consolidated results of operations for the year ended December 31, 2010 with the two prior years. In the following results of operations, we provide (i) our actual consolidated results of operations for the years ended December 31, 2010, 2009 and 2008, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis, for each of the years ended December 31, 2010, 2009 and for the six businesses purchased prior to January 1, 2010, we include a comparative 2008 fiscal year as well. All years presented include relevant pro-forma adjustments and explanations where appropriate.
Consolidated Results of Operations — Compass Diversified Holdings

	Years Ended December 31,
	2010	2009	2008
		(in thousands)
Net sales	$1,657,609	$1,248,740	$1,538,473
Cost of sales	1,302,202	976,991	1,196,206

Gross profit	355,407	271,749	342,267

Staffing, selling, general and administrative expense	260,404	220,227	268,206
Management fees	15,380	13,100	15,205
Supplemental put expense (reversal)	32,516	(1,329)	6,382
Amortization of intangibles	29,312	24,609	24,605
Impairment expense	38,835	59,800	—

Operating income (loss)	$(21,040)	$(44,658)	$27,869

Net sales
On a consolidated basis net sales increased approximately $408.9 million in the year ended December 31, 2010 compared to 2009. This increase in net sales in 2010 is due to increased revenues at each of our subsidiary businesses, particularly Staffmark and the net sales attributable to our 2010 acquisitions and the add-on acquisition Circuit Express by our subsidiary Advanced Circuits, offset slightly by a decrease in net sales at American Furniture. On a consolidated basis net sales decreased approximately $289.7 million in the year ended December 31, 2009 compared to 2008 due principally to decreased revenues at our subsidiary businesses Staffmark, Advanced Circuits, Tridien, Fox and Halo offset in part by increased net sales at American Furniture. Revenues at Staffmark decreased $261.0 million during the year ended December 31, 2009 compared with the same period in 2008. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of net sales and revenues by operating segment.
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

Cost of sales
On a consolidated basis cost of sales increased approximately $325.2 million in the year ended December 31, 2010 compared to 2009 and decreased approximately $219.2 million in the year ended December 31, 2009 compared to 2008. These charges are due almost entirely to the corresponding decrease/increase in net sales referred to above. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of cost of sales by operating segment.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense increased approximately $40.2 million in the year ended December 31, 2010 compared to 2009. The 2010 vs. 2009 year over year increase is due principally to (i) increases in costs directly and indirectly linked to sales increases and increased operating activity at our subsidiary businesses; (ii) selling, general and administrative costs related to our 2010 acquisitions and the Circuit Express acquisition ($13.8 million); (iii) acquisition transaction costs incurred related to the 2010 acquisitions and Circuit Express ($3.9 million); (iv) non-cash compensation cost at Advanced Circuits resulting from options granted to senior management ($3.8 million); and, (v) settlement of a lawsuit at Staffmark ($2.1 million). On a consolidated basis staffing, selling, general and administrative costs decreased approximately $48.0 million in the year ended December 31, 2009 compared to the same period in 2008. The 2009 vs. 2008 year over year decrease is due principally to cost cutting measures enacted at the operating segment level in response to the softening economy and its negative impact on sales and operating income in 2009. Additionally, costs directly tied to sales, such as commission expense, declined as a direct result of the decrease in net sales in 2009. At the corporate level general and administrative costs increased approximately $0.4 million for the year ended December 31, 2010 compared to the same period in 2009 due principally to a non-cash charge totaling approximately $1.0 million related to the increase in value of a call option granted to the former CEO of Tridien ($1.0 million) offset in part by a decrease in professional fees principally related to Sarbanes Oxley compliance. For the year ended December 31, 2009 costs at the corporate level decreased approximately $1.3 million compared to the comparable period in 2008 due principally to lower costs for professional fees incurred in 2009 in connection with Sarbanes Oxley compliance. — Please refer to “Results of Operations — Our Businesses” for a more detailed analysis of staffing, selling, general and administrative expense by operating segment.
Management fees
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). For the years ended December 31, 2010, 2009 and 2008 we incurred approximately $15.4 million, $13.1 million and $15.2 million, respectively, in expense for these fees. The increase in management fees in 2010 compared to 2009 is due principally to the inclusion of the 2010 acquisitions in our consolidated adjusted net assets, offset in part by the $38.8 million impairment charge at American Furniture. The decrease in Management fees in 2009 compared to 2008 is due principally to the decrease in consolidated assets used as a component in calculating the Management fee at December 31, 2009 resulting from the $75.0 million pay down of our Term Loan Facility with available cash in February 2009 and the $59.8 million impairment charge in 2009. Staffmark incurred approximately $0.1 million, $0.3 million and $0.5 million in management fees during the years ended December 31, 2010, 2009 and 2008, respectively, to the predecessor owner of Staffmark. — Please refer to “Related Party Transactions and Certain Transactions Involving our Businesses” for more information about the Management Services Agreement.
Supplemental put expense
In 2006 we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the Management Services Agreement. The Company accrued approximately $32.5 million and $6.4 million in expense during the years ended December 31, 2010 and 2008, respectively, and reversed approximately $1.3 million in expense during 2009 in connection with this agreement. This expense represents that portion of the estimated increase/decrease in the fair value of our businesses over our original basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold. The significant increase in this liability in 2010 is principally the result of the significant increase in fair value of our Staffmark segment at December 31, 2010 compared to 2009 — Please refer to “Related Party Transactions and Certain Transactions Involving our Businesses” for more information about the Supplemental Put Agreement. Please also refer to “Critical Accounting Estimates” for more information about the supplemental put liability calculation.
Impairment expense
We incurred an impairment charge at American Furniture in the year ended December 31, 2010 totaling $38.8 million. We conducted an interim test for impairment at American Furniture which was triggered based on results of operations which had deteriorated significantly during the second and third quarter of 2010. Based on the results of the second step of the impairment test at American Furniture, we determined that the carrying value of American Furniture goodwill exceeded its fair value by approximately $35.5 million. As a result of this shortfall, we recorded a $35.5 million pretax goodwill impairment charge. The remaining $3.3 million charge reflects a write down of the unamortized American Furniture trade name to its fair value.
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
In connection with the 2009 annual goodwill impairment tests, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name, based principally on the discontinuance of the use of the CBS Personnel trade name and rebranding of the reporting units business to Staffmark beginning in February 2009. During 2009, we recorded an asset impairment charge of approximately $9.8 million at the corporate level to decrease the carrying value of the CBS personnel trade name to its fair value.
The results of the annual impairment tests performed as of April 30, 2008 indicated that the fair values of the reporting units (businesses) exceeded their carrying values and, therefore goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in 2008.
Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses. The following discussion reflects a comparison of the historical results of operations for each of our initial businesses (segments), the 2007 acquisitions and the 2008 acquisitions for the complete fiscal years ending December 31, 2010, 2009 and 2008. In addition, the historical results of operations for Staffmark include the results of Staffmark (acquired on January 21, 2008) as if Staffmark acquired Staffmark LLC as of January 1, 2008. For the 2010 acquisitions, the following discussion reflects comparative historical results of operations for the entire fiscal years ending December 31, 2010 and 2009 as if we had acquired the businesses on January 1, 2009. When appropriate, relevant pro-forma adjustments are reflected in the historical operating results. Adjustments to depreciation and amortization resulting from purchase allocations that are not “pushed down” to a business are not included as a component of operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 66.0% of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 (2009 saw a slight reduction) and increased again in 2010, as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers.
Net sales for Circuit Express from its acquisition date through December 31, 2010 included in the discussion below were approximately $15.8 million in 2010. The breakdown in Circuit Express’s sales by product sector were as follows: quick-turn PCBs ($6.3 million), prototype PCBs ($6.0 million), and Long-lead PCBs ($3.5 million).
Results of Operations
The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net sales	$74,481	$46,518	$55,449
Cost of sales	33,396	19,958	23,781

Gross profit	41,085	26,560	31,668
Selling, general and administrative expenses	17,333	7,367	10,872
Management fees	500	375	500
Amortization of intangibles	2,864	2,521	2,631

Income from operations	$20,388	$16,297	$17,665

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009
Net sales
Net sales for the year ended December 31, 2010 were approximately $74.5 million compared to approximately $46.5 million for the year ended December 31, 2009, an increase of $28.0 million or 60.1%. The increase in net sales is principally due to increased sales in quick-turn ($7.0 million), prototype ($7.0 million) and long-lead ($10.4 million) production PCBs. In addition, sub-contract and assembly sales increased approximately $3.1 million. Quick-turn production PCBs represented approximately 32.6% of gross sales for the year ended December 31, 2010 compared to approximately 36.3% for the fiscal year ended December 31, 2009. Prototype production represented approximately 28.9% of gross sales for the year ended December 31, 2010 compared to approximately 30.6% for the same period in 2009. Assembly sales represented approximately 6.6% of gross sales in 2010 compared to approximately 4.8% in 2009.
The increase in net sales in both the quick turn and prototype categories in 2010 when compared to 2009 is largely the result of sales attributable to Circuit Express. The increase in net sales in long-lead production is attributable to the overall turnaround in the economy.
Cost of sales
Cost of sales for the fiscal year ended December 31, 2010 was approximately $33.4 million compared to approximately $20.0 million for the year ended December 31, 2009, an increase of approximately $13.4 million or 67.3%. The increase in cost of sales was largely due to the increase in net sales. Gross profit as a percentage of net sales for the year ended December 31, 2010 was 55.2% compared to 57.1% in 2009. The decrease in gross profit as a percentage of sales in 2010 is the result of lower margins earned on the Circuit Express product during the year and increases in lower margin assembly and long-lead time sales as a percentage of sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $10.0 million during the year ended December 31, 2010 compared to the corresponding period in 2009. Approximately $3.3 million of the increase is attributable to costs incurred at the Circuit Express operations. In addition to costs incurred directly at Circuit Express, salaries and wages increased $2.7 million and commissions increased $0.3 million in 2010 as compared to 2009. These increases are largely the result of supporting the operations associated with the significant increase in net sales in 2010 compared to 2009. Lastly, non-cash stock compensation costs resulting from options issued to senior management totaling approximately $3.8 million were incurred and are included in general and administrative costs in 2010. No such costs were incurred in 2009.

Income from operations
Income from operations for the year ended December 31, 2010 was $20.4 million compared to $16.3 million for the year ended December 31, 2009, an increase of $4.1 million. This increase primarily was the result of increased net sales and other factors described above.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were approximately $46.5 million compared to approximately $55.4 million for the year ended December 31, 2008, a decrease of approximately $8.9 million or 16.1%. The decrease in net sales was due to decreased sales in quick-turn ($2.1 million) and prototype ($3.4 million) production PCBs. In addition, long-lead and sub-contract sales decreased approximately $4.7 million. These decreases were offset in part by an increase in assembly sales of $1.1 million. Quick-turn production PCBs represented approximately 36.3% of gross sales for the year ended December 31, 2009 compared to approximately 34.4% for the fiscal year ended December 31, 2008. Prototype production represented approximately 30.6% of gross sales for the year ended December 31, 2009 compared to approximately 31.6% for the same period in 2008. Long-lead production and sub-contract sales as a percentage of gross sales decreased to approximately 28.3% of gross sales for the fiscal year 2009 compared to approximately 31.7% for fiscal 2008. Assembly sales represented approximately 4.8% of gross sales in 2009 compared to approximately 2.3% in 2008.
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
Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $3.5 million during the year ended December 31, 2009 compared to the corresponding period in 2008. Approximately $2.2 million of the decrease is attributable to reduced loan forgiveness charges in 2009, compared to 2008, which include a reversal of prior year charges totaling approximately $1.6 million. The remaining decrease of approximately $1.3 million is principally due to decreases in personnel, salaries and wages and associated benefits due principally to lower net sales in 2009. See Significant Related Party Transactions — Advanced Circuits.
Income from operations
Income from operations for the year ended December 31, 2009 was $16.3 million compared to $17.7 million for the year ended December 31, 2008, a decrease of $1.4 million. This decrease primarily was the result of decreased net sales and other factors described above.
American Furniture
Overview
Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. American Furniture is a low-cost manufacturer and is able to ship any product in its line to over 800 customers within 48 hours of receiving an order.
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
Results of Operations
The table below summarizes the results of operations for American Furniture for the fiscal years ending December 31, 2010, 2009 and 2008. We purchased a controlling interest in American Furniture on August 31, 2007.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net sales	$136,901	$141,971	$130,949
Cost of sales	115,003	114,345	104,540

Gross profit	21,898	27,626	26,409
Selling, general and administrative expenses	17,468	18,081	17,853
Management fees	500	375	500
Amortization of intangibles	2,183	2,683	2,933
Impairment expense	38,835	—	—

Income (loss) from operations	$(37,088)	$6,487	$5,123

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009
Net sales
Net sales for the twelve months ended December 31, 2010 decreased approximately $5.1 million or 3.6% over the corresponding period in 2009. Stationary product net sales were flat for the period while motion and recliner sales decreased $4.6 million. Occasional chairs, accent tables and rug sales decreased $0.4 million in 2010 compared to 2009. The decrease in motion product sales ($4.0 million) is the result of the softer retail environment in the more expensive product categories such as our motion products and the increasing presence of Asian import product which often offers a better overall value proposition to customers. The more modest decrease in net sales of recliners, chairs, tables and rugs in 2010 are due to an overall weaker retail market for furniture in 2010 than in 2009. The retail furniture market continues to absorb downward pressure from lower consumer spending on new furniture due principally to the limited access to credit available to new home buyers. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home.
Cost of sales
Cost of sales increased by approximately $0.7 million in the year ended December 31, 2010 compared to the same period of 2009 despite a corresponding decrease in sales. Gross profit as a percentage of sales was 16.0% in the year ended December 31, 2010 compared to 19.5% in the corresponding period in 2009. The decrease in gross profit as a percentage of sales of approximately 350 basis points in 2010 is attributable to business interruption insurance proceeds recorded in 2009 which accounts for a third of the year over year increase. Excluding the insurance proceeds in 2009 gross profit decreased approximately 234 basis points in 2010. The remainder of this decrease in gross profit as a percentage of revenue is the result of increased raw material cost of 160 basis points with the remainder of the increase principally resulting from significant increases in ocean cargo shipping rates incurred in 2010 especially in conjunction with the increased number of cut and sewn kits being imported from China. We anticipate higher costs for both raw materials and oceangoing shipping rates in fiscal 2011.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2010, decreased approximately $0.6 million compared to the same period of 2009. This decrease in the period over period expense is primarily due to decreases in insurance expense ($0.7 million), drivers pay ($0.2 million), commission expense ($0.3 million) and other administrative costs ($0.2 million) as a result of decreases in net sales. These decreases were offset in part by increases in bad debt expense ($0.5 million) and advertising expense ($0.4 million). The increase in bad debt expense is due to write offs of two retailer’s balances.

Amortization of intangibles
Intangible amortization decreased approximately $0.5 million in the year ended December 31, 2010 compared to the same period in 2009 due to the expiration of non-compete agreements that were being amortized in 2009.
Impairment expense
American Furniture incurred an impairment charge to its goodwill and unamortized trade name during the year ended December 31, 2010 aggregating $38.8 million. We conducted an interim test for impairment at American Furniture which was triggered based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $35.5 million. The remaining $3.3 million reflected a write off of a portion of the unamortized American Furniture trade name. There were no impairment charges for American Furniture in 2009.
Income (loss) from operations
Loss from operations totaled approximately $37.1 million for the year ended December 31, 2010 compared to income from operations of approximately $6.5 million for the same period in 2009 due to the factors described above, including the non-cash impairment charge of $38.8 million in 2010.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were $142.0 million compared to $130.9 million for the same period in 2008, an increase of $11.0 million or 8.4%. Stationary product sales increased approximately $16.7 million for the year ended December 31, 2009 compared to the same period in 2008. Motion and recliner product sales decreased approximately $4.5 million, while table and occasional sales decreased $1.0 million for the year ended December 31, 2009 compared to the same period in 2008. The increase in net sales of stationary product was principally due to the inability to ship product in 2008 as a result of the lack of product resulting from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. The decrease in net sales of motion product in 2009 was the result of the continuing soft retail environment in the more expensive retail categories and a larger presence of Asian import product in the motion category in 2009. Stationary product represented 70% of net sales in 2009 compared to 63.5% in 2008.
Cost of sales
Cost of sales increased approximately $9.8 million for the year ended December 31, 2009 compared to the same period of 2008 and was due principally to the corresponding increase in sales. Gross profit as a percentage of sales was 19.5% for the year ended December 31, 2009 compared to 20.2% in the corresponding period in 2008. The decrease in gross profit as a percentage of sales of 0.7% for the year ended December 31, 2009 compared to the same period in 2008 is attributable to an increase in third-party shipping cost (2.0%) and raw material costs (0.8%) offset in part by labor efficiencies achieved due to the increased volume and a greater use of imported cut and sew kits (1.9%). During the year ended December 31, 2009 management estimates that it utilized third-party carriers for approximately 70% of its customer shipments compared to approximately 50% during 2008. Historically, American Furniture has charged third-party shipping costs to cost of sales and in-house shipping costs to selling expense. (See below for offsetting variance in in-house shipping costs).
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009 increased approximately $0.2 million over the corresponding period in 2008. This increase was largely a product of the business interruption insurance proceeds recorded during 2008 totaling approximately $3.1 million (none was recorded in selling, general and administrative expense in 2009), increases in sales commissions and insurance expense totaling $0.8 million in 2009 offset by a reduction in in-house shipping costs totaling $3.7 million in 2009.
Income from operations
Income from operations increased approximately $1.4 million for the year ended December 31, 2009 over the corresponding period in 2008, primarily due to the increase in net sales, and other factors as described above.

ERGObaby
Overview
ERGObaby, with headquarters in Pukalani, Hawaii, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries. ERGObaby has two main product lines: baby carriers and accessories.
On September 16, 2010 we made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million, representing approximately 84% of the equity in ERGObaby. ERGObaby’s reputation for product innovation, reliability and safety has lead to numerous awards and accolades from consumer surveys and publications, including Parenting Magazine, Pregnancy magazine and Wired magazine.
Pro-forma Results of Operations
The table below summarizes the pro-forma results of operations for ERGObaby for the full fiscal years ended December 31, 2010 and 2009. We acquired ERGObaby on September 16, 2010. The following operating results are reported as if we acquired ERGObaby on January 1, 2009.

	Year ended December 31,
	2010	2009
(in thousands)	(Pro-forma)	(Pro-forma)
Net sales	$34,472	$22,767
Cost of sales (a)	10,833	6,055

Gross profit	23,639	16,712
Selling, general and administrative expenses (b)	11,985	7,976
Management fees (c)	500	500
Amortization of intangibles (d)	1,715	1,716

Income from operations	$9,439	$6,520

Pro-forma results of operations of ERGObaby for the annual periods ended December 31, 2010 and 2009 include the following pro-forma adjustment applied to historical results:

(a)	Cost of sales for the year ended December 31, 2010 does not include $3.8 million of amortization expense associated with the inventory fair value step-up recorded in 2010 as a result of and derived from the purchase price allocation in connection with our purchase of ERGObaby.

(b)	Selling, general and administrative costs were reduced by approximately $10.0 million in the year ended December 31, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

(c)	Represents management fees that would have been payable to the Manager.

(d)	An increase in amortization of intangible assets totaling $1.2 million in 2010 and $1.7 million in 2009. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of ERGObaby.
Pro forma year ended December 31, 2010 compared to the pro forma year ended December 31, 2009.
Net sales
Net sales for the year ended December 31, 2010 were $34.5 million, an increase of $11.7 million or 51.4% compared to the same period in 2009. Domestic sales were approximately $15.4 million for the year ended December 31, 2010 compared to approximately $11.0 million in the same period for 2009 as the number of domestic retail outlets for the company’s products increased from 648 in 2009 to 863 in 2010. International sales increased to $19.0 million for the year ended December 31, 2010 compared to $11.8 million in the same period in 2009. The increase of $7.2 million was primarily attributable to increased sales to distributors in Asia. Baby carriers represented 87% of sales in 2010 compared to 89% in 2009. The remaining net sales in each of the years ended December 31, 2010 and 2009 reflects accessory sales.

Cost of sales
Cost of sales for the year ended December 31, 2010 increased to $10.8 million from $6.1 million in the same period in 2009. The increase is due to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 73.4% for the year ended 2009 to 68.6% for 2010. The decrease is attributable to a change in the product sales mix and an unfavorable customer mix. Throughout 2010 there was an increase in the sales of organic baby carriers versus baby carriers. The dollar margins are similar but the organic baby carriers have a higher cost and thus an over 10% lower gross profit percentage than other baby carriers. In addition, much of the sales growth in 2010 was in sales to international distributors which have a lower selling price point than wholesale and online customers, further reducing the gross profit percentage.
Selling, general and administrative expenses
Selling, general and administrative expense for the year ended December 31, 2010 increased to approximately $12.0 million or 34.8% of sales versus $8.0 million or 35.0% of sales for 2009. The increase is due principally to increases in marketing, salary expense and sales commissions in 2010, commensurate with the increase in net sales.
Income from operations
Income from operations for the year ended December 31, 2010 increased approximately $2.9 million to $9.4 million compared to the corresponding period in 2009 based principally on the significant increase in net sales and other factors described above.
Fox
Overview
Fox, headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include: snowmobiles, motorcycles, all-terrain vehicles ATVs, and other off-road vehicles.
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
Fox sells to more than 200 OEM and 7,600 Aftermarket customers across its market segments. In each of the years 2010, 2009 and 2008, approximately 78%, 76% and 76% of net sales were to OEM customers. The remaining net sales were to Aftermarket customers. Sales of suspension components to the bicycle sector represent a significant majority of both OEM and Aftermarket sales in each of the years ended December 31, 2010, 2009 and 2008.
Results of Operations
The table below summarizes the results of operations for Fox for the fiscal years ending December 31, 2010, 2009 and 2008. We purchased a controlling interest in Fox on January 4, 2008.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net sales	$170,983	$121,519	$131,734
Cost of sales	122,373	87,038	95,844

Gross profit	48,610	34,481	35,890
Selling, general and administrative expenses	23,317	18,231	19,182
Management fees	500	375	500
Amortization of intangibles	5,217	5,217	5,501

Income from operations	$19,576	$10,658	$10,707

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Net sales
Net sales for the year ended December 31, 2010 increased approximately $49.5 million, or 40.7%, versus the corresponding period in 2009. OEM sales increased $41.7 million to $134.2 million for the year ended December 31, 2010 compared to $92.5 million for the same period in 2009. The increase in OEM net sales is attributable to increases in sales in the mountain biking sector totaling $28.8 million and increases in sales in the powered vehicles sector totaling approximately $12.9 million. The increase in sales in the mountain biking sector during the year ended December 31, 2010 is due to the rebound from the impact of the global economic recession experienced in 2009 which had created excess capacity in the industry. The increase in sales to the powered vehicle sector during 2010 is the result of an increase in sales to Ford Motor Company for use in its F-150 Raptor Off-road pickup truck and increases in sales of suspension components to the ATV market. Aftermarket sales increased approximately $7.8 million to $36.8 million for the year ended December 31, 2010 compared to $29.0 million in the same period in 2009. This increase is largely attributable to increases in net sales in the powered vehicles sector ($5.0 million).
International OEM and Aftermarket sales were $113.6 million in 2010 compared to $84.0 million in 2009, an increase of $29.6 million or 35.2%.
Cost of sales
Cost of sales for the year ended December 31, 2010 increased approximately $35.3 million, or 40.6%, compared to the corresponding period in 2009. The increase in cost of sales is attributable to the increase in net sales for the same period. Gross profit as a percentage of sales is approximately 28.4% in each of the years 2010 and 2009.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2010 increased approximately $5.1 million over the corresponding period in 2009. This increase is the result of increases in (i) marketing costs ($0.7 million), (ii) engineering costs ($1.3 million), and (iii) other administrative costs ($2.4 million), compared to 2009, principally to support the significant increase in sales.
Income from operations
Income from operations for the year ended December 31, 2010 increased approximately $8.9 million to $19.6 million compared to the corresponding period in 2009, based principally on the significant increase in net sales, offset in part by the increases in selling, general and administrative costs, as described above.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 decreased $10.2 million, or 7.8%, versus the corresponding period in 2008. OEM sales declined $7.8 million to $92.5 million for the year ended December 31, 2009 compared to $100.3 million for the same period in 2008. The decrease in net sales was attributable to a decrease in sales in the mountain biking sector totaling $12.7 million, offset in part by increases in sales to the powered vehicles sector totaling approximately $4.9 million. The decrease in sales in the mountain biking sector during the year ended December 31, 2009 was due to the impact of the global economic recession experienced in 2009 which created excess capacity in the industry, particularly in the first half of the year. The increase in sales to the powered vehicle sector during 2009 was the result of sales of new suspension components to Ford Motor Company for use in its F-150 Raptor Off-road pickup and increases in sales of suspension components to the ATV market. Aftermarket sales declined $2.4 million to $29.0 million for the year ended December 31, 2009 compared to $31.4 million in the same period in 2008. This decrease was largely attributable to decreases in net sales in the mountain bike sector due to the negative impact of the global recession.
International OEM and Aftermarket sales were $84.0 million in 2009 compared to $92.5 million in 2008 a decrease of $8.5 million or 9.2%. This decrease was due to the global economic recession experienced in 2009 resulting in a temporary oversupply issue in the industry.
Cost of sales
Cost of sales for the year ended December 31, 2009 decreased approximately $8.8 million, or 9.2%, compared to the corresponding period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of sales increased to 28.4% at December 31, 2009 from 27.2% at December 31, 2008, largely due to lower material and component costs in 2009 together with lower freight costs as supply chain improvements reduced the necessity to air ship product and to lower product warranty costs as high quality products continued to reduce these costs.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009 decreased approximately $1.0 million over the corresponding period in 2008. This decrease was the result of decreases in 2009 in (i) marketing costs ($0.5 million), (ii) a decline in bad debt expense ($0.25 million), and decreases in other administrative costs compared to 2008.
Income from operations
Income from operations for the year ended December 31, 2009 decreased less than $0.1 million compared to the corresponding period in 2008, based principally on the decline in net sales, offset by the cost savings described above.
HALO
Overview
Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 90% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 870 account executives.
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
Results of Operations
The table below summarizes the results of operations for HALO for the fiscal years ending December 31, 2010, and 2009 and 2008. We purchased a controlling interest in HALO on February 28, 2007.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net sales	$159,940	$139,317	$159,797
Cost of sales	97,264	84,883	98,845

Gross profit	62,676	54,434	60,952
Selling, general and administrative expenses	54,887	48,714	52,806
Management fees	500	375	500
Amortization of intangibles	2,419	2,498	2,357

Income from operations	$4,870	$2,847	$5,289

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009
Net sales
Net sales for the year ended December 31, 2010 were $159.9 million, compared to $139.3 million for the same period in 2009, an increase of $20.6 million or 14.8%. Sales increases attributable to accounts acquired in 2010 accounted for approximately $4.7 million of the increased sales in 2010. Sales to existing customer accounts increased $15.9 million during the year ended 2010 compared to the same period in 2009. The increase in sales to existing customers is attributable to increased promotional spending in 2010 compared to 2009 due to more favorable economic conditions in 2010.
Cost of sales
Cost of sales for the year ended December 31, 2010 increased approximately $12.4 million compared to the same period in 2009. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.2% and 39.1% of net sales for the years ended December 31, 2010 and 2009, respectively. The slight increase in gross profit as a percentage of sales in 2010 is due to a favorable sales mix in 2010 compared to 2009.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2010, increased approximately $6.2 million compared to the same period in 2009. This increase is largely the result of increases in direct sales commission expense and incentives in 2010 ($4.3 million) as a result of the increase in net sales over 2009, increases in administrative payroll ($0.4 million) to support the increased sales volume in 2010 and increases in group health insurance expense ($0.6 million).
Amortization expense
Amortization expense for the year ended December 31, 2010 decreased approximately $0.1 million compared to the same period in 2009. This decrease is principally due to the amortization expense of intangible assets recognized in prior years which have become fully amortized.
Income from operations
Income from operations increased approximately $2.0 million for the year ended December 31, 2010 compared to the same period in 2009 due principally to the increase in net sales to existing customers offset in part by higher selling, general and administrative costs, as described above.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were $139.3 million compared to $159.8 million for the same period in 2008, a decrease of $20.5 million or 12.8%. Sales increases attributable to accounts acquired in 2008 and 2009 accounted for approximately $9.4 million of increased sales in 2009, offset by a decrease in sales to existing customers totaling approximately $29.9 million in 2009 as compared to 2008. This decrease in sales to existing customers was attributable to decreases in sales order volume as customers of all sizes have cut back on merchandising expenditures in response to the economic recession which began in the latter half of 2008 and continued through 2009.
Cost of sales
Cost of sales for the year ended December 31, 2009 decreased approximately $14.0 million compared to the same period in 2008. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.1% and 38.1% of net sales in each of the years ended December 31, 2009 and 2008, respectively. The increase in gross profit as a percentage of sales is due to (i) a favorable sales mix in 2009 compared to 2008, (ii) efficiencies realized in shipping and increased supplier rebates during 2009, and (iii) the procurement of more favorable pricing from calendar suppliers.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009, decreased approximately $4.1 million compared to the same period in 2008. This decrease was largely the result of decreases in the year ended December 31, 2009 compared to the same period in 2008 for sales commission expense and salaries and wages attributable to the decline in net sales and cost cutting measures ($4.3 million) and other overhead costs ($0.6 million), offset in part by increases in 2009 for health insurance costs ($0.5 million) and bad debt expense ($0.3 million).
Amortization expense
Amortization expense for the year ended December 31, 2009 increased approximately $0.1 million compared to the same period in 2008. This increase was principally due to the amortization expense of intangible assets recognized in connection with a March 2009 acquisition.

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
Pro-forma Results of Operations
The table below summarizes the pro-forma results of operations for Liberty Safe for the full fiscal years ended December 31, 2010 and 2009. We acquired Liberty Safe on March 31, 2010. The following operating results are reported as if we acquired Liberty Safe on January 1, 2009.

	Year ended December 31,
	2010	2009
(in thousands)	(Pro-forma)	(Pro-forma)
Net sales	$64,899	$73,839
Cost of sales (a)	48,404	54,081

Gross profit	16,495	19,758
Selling, general and administrative expenses (b)	8,092	8,211
Management fees (c)	500	500
Amortization of intangibles (d)	5,177	5,160

Income from operations	$2,726	$5,887

Pro-forma results of operations of Liberty Safe for the years ended December 31, 2010 and 2009 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the year ended December 31, 2010 does not include $0.4 million of amortization expense associated with the inventory fair value step-up recorded in 2010 as a result of and derived from the purchase price allocation in connection with our purchase of Liberty.

(b)	Selling, general and administrative costs were reduced by approximately $1.6 million in the year ended December 31, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

(c)	Represents management fees that would have been payable to the Manager.

(d)	An increase in amortization of intangible assets totaling $1.3 million in 2010 and $2.3 million in 2009. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Liberty.
Pro-forma year ended December 31, 2010 compared to the pro-forma year ended December 31, 2009.

Net sales
Net sales for the year ended December 31, 2010 decreased approximately $8.9 million or 12.1% compared to the corresponding year ended December 31, 2009. National sales were approximately $40.3 million in the year ended December 31, 2010 compared to $45.9 million in the same period in 2009, representing a decrease of $5.6 million or 12.2%. Dealer sales totaled approximately $24.6 million in the year ended December 31, 2010 compared to $27.9 million in the same period in 2009, representing a decrease of $3.3 million or 12.0%. The decrease in National sales in 2010 is principally the result of one customer who experienced low demand for their private label product safes, which represented a new product line supplied by Liberty Safe. Historically, this customer represented approximately 23% of Liberty Safe’s National sales. This customer has returned to selling Liberty branded safes and management believes that sales from this customer will increase in 2011. Other National sales are down from last year as the economy remained sluggish in 2010 for more substantial products such as safes. The decline in Dealer sales is due to less product demand in 2010 overall compared to 2009 due to greater than average sales in 2009 resulting from customer’s anticipation of stricter gun laws being enacted by the new Federal administration in 2009.
Cost of sales
Cost of sales for the year ended December 31, 2010 decreased approximately $5.7 million. The decrease in cost of sales is primarily attributable to the decrease in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.4% and 26.8% of net sales for the years ended December 31, 2010 and December 31, 2009, respectively. The decrease in gross profit as a percentage of sales of 1.4% for the year ended December 31, 2010 compared to 2009 is attributable to a less favorable sales mix and higher raw material costs in 2010 including rising freight costs. Sales of Liberty’s larger more expensive safes declined in 2010 compared to 2009 in favor of smaller safes as consumers continued to avoid larger ticket items. Liberty’s larger models generally carry higher margins than smaller, entry level models.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2010, decreased approximately $0.1 million compared to the same period in 2009. This decrease is largely the result of lower compensation expense driven by lower commissions and bonuses, together with lower co-op advertising costs as a result of the decline in net sales during 2010 offset in part by higher advertising costs ($0.5 million) in connection with a successful national radio advertising campaign in the third and fourth quarter of 2010.
Income from operations
Income from operations decreased $3.2 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 based on the factors described above, particularly the decline in net sales.
Staffmark
Overview
Staffmark a provider of temporary staffing services in the United States provides a wide range of human resource services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-hire placement services. Staffmark serves approximately 6,000 corporate and small business clients and during an average week places over 41,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
Staffmark’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. Staffmark typically enters new markets through acquisition. In keeping with these strategies, on January 21, 2008, Staffmark Holdings, Inc. acquired Staffmark Investment LLC and its subsidiaries. The acquisition essentially doubled the revenues of Staffmark. This acquisition gave CBS Personnel a presence in Arkansas, Tennessee, Colorado, Oklahoma, and Arizona, while significantly increasing its presence in California, Texas, the Carolinas, New York and the New England area. While no specific acquisitions are currently contemplated at this time, Staffmark continues to view acquisitions as an attractive means to enter new geographic markets.
Fiscal 2008 and 2009 were extremely challenging years for the temporary staffing industry. The already-weak economic conditions and employment trends in the U.S., present during 2008, continued to worsen as the year progressed and continued through the first three quarters of 2009. Economic conditions and employment trends in the staffing industry showed positive signs of improvement in the fourth quarter of 2009 and continued through 2010.

According to U.S. Bureau of Labor Statistics data from January 2011, the number of unemployed workers increased from 14.3 million unemployed workers on an annualized basis during 2009 to 14.8 million during 2010 while employment of temporary workers increased by approximately 300,000 on an annualized basis during that same period.
Results of Operations
The table below summarizes the income from operations for Staffmark for the years ended December 31, 2010, 2009 and pro-forma results of operations for the fiscal year ended December 31, 2008. We purchased a controlling interest in Staffmark Holdings, Inc. on May 16, 2006 and Staffmark LLC on January 21, 2008. The following operating results were prepared as if Staffmark was acquired on January 1, 2008.

	Year Ended December 31,
	2010	2009	2008
			Pro-forma
	(in thousands)
Service revenues	$1,002,511	$745,340	$1,037,418
Cost of services	854,698	632,800	859,026

Gross profit	147,813	112,540	178,392
Staffing, selling, general and administrative expenses	117,252	112,358	155,453
Management fees	429	931	1,761
Amortization of intangibles (a)	4,903	4,854	5,082
Impairment expense	—	(50,000)	—

Income (loss) from operations	$25,229	$(55,603)	$16,096

Combined results of operations of CBS Personnel and Staffmark for the year ended December 31, 2008 includes the following pro-forma adjustment to historical results:

(a)	An increase in amortization of intangible assets totaling $0.3 million in 2008 reflecting increased amortization expense as a result of, and derived from, the purchase price allocation in connection with CBS Personnel’s acquisition of Staffmark LLC in January 2008.
Fiscal Year Ended December 31, 2010 compared to Fiscal Year Ended December 31, 2009
Revenues
Revenues for the year ended December 31, 2010 increased approximately $257.2 million or 34.5% over the corresponding revenues in the year ended December 31, 2009. This increase in revenues reflects increased demand for temporary staffing services (primarily light industrial). Approximately $2.3 million of the increase is related to increased revenues for permanent staffing services. We have continued to witness temporary staffing job creation and signs of a strengthening economy throughout the past year.
Cost of revenues
Direct cost of revenues for the year ended December 31, 2010 increased approximately $221.9 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 14.7% and 15.1% for the year ended December 31, 2010 and 2009, respectively. The Hiring Incentives to Restore Employment Act H.R. 2847 (HIRE) enacted March 18, 2010, provided for exemptions from the employer’s portion of social security taxes for certain eligible new hires during the year. This exemption was short term and expired December 31, 2010. Excluding those exemptions recognized in the year, the gross profit as a percentage of service revenue would have been approximately 14.3% for the year ended December 31, 2010, a decrease of 80 basis points compared to 2009. The majority of the decrease in the gross profit margin is the result of two factors: (i) higher unemployment tax rates in 2010 as a result of increased funding required for various states’ depleted unemployment reserves; and (ii) continued downward market pricing pressure from customers, resulting from and carried over from the recent economic downturn.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2010 increased approximately $4.9 million compared to the same period a year ago. Management made a conscious, extensive effort to reduce overhead costs, consolidate facilities and shut down unprofitable branches in 2009 in order to mitigate the negative impact of the weak economic environment throughout 2009. Management continues to control its costs, limiting its spending increases to areas required to support increased service volumes and financial performance. The increases in 2010 reflect; (i) increased overhead costs commensurate with the significant increase in revenues and overall operations primarily related to staffing expense; and (ii) a settlement of a lawsuit in California for $2.1 million in connection with a potential class action suit involving former and current staff members.
Management fees
Management fees for the year ended December 31, 2010 decreased approximately $0.5 million over the corresponding year ended December 31, 2009. This decrease is principally a result of an amendment to the Management Services Agreements that temporarily reduced the 2010 fee to approximately 25% of the full-year fees.
Impairment expense
Based on the results of our annual goodwill impairment test in March 2009 we determined that the carrying amount of Staffmark exceeded its fair value by approximately $50.0 million as of March 31, 2009. Therefore, we recorded a $50.0 million pretax goodwill impairment charge for the year ended December 31, 2009. We performed the annual goodwill impairment test as of March 31, 2010 and our results indicate that no impairment of goodwill was evident as of March 31, 2010. At December 31, 2010, no triggering events occurred at Staffmark that would warrant interim testing.
Income from operations
Income from operations increased approximately $80.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 based principally on the factors described above.
Fiscal Year Ended December 31, 2009 compared to Pro-forma Fiscal Year Ended December 31, 2008
Service revenues
Revenues for the year ended December 31, 2009 decreased approximately $292.1 million, or 28.2%, compared to the same period in 2008. The reduction in revenues reflected reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the downturn in the economy. Approximately $7.5 million of the decrease was related to reduced revenues for permanent staffing services as clients were affected by weaker economic conditions. In the fourth quarter of 2009 we witnessed modest temporary staffing job creation, although significant uncertainty remained. Permanent staffing revenues have historically lagged rebounds in temporary staffing revenues.
Cost of services
Cost of services for the year ended December 31, 2009 decreased approximately $226.2 million compared to the same period in 2008. This decrease was principally the direct result of the decrease in service revenues. Gross margin was approximately 15.1% and 17.2% of revenues for the years ended December 31, 2009 and December 31, 2008, respectively. The decrease in margins was primarily the result of (i) reduced permanent staffing services, which carries a significantly higher profit margin, (ii) downward pricing pressure experienced from our temporary staffing services clients, and (iii) increases in workers’ compensation and unemployment insurance costs. The significant reduction in permanent staffing services is responsible for approximately 1.0% of the 2.1% margin decrease.
Staffing, selling, general and administrative expenses
Staffing, selling, general and administrative expenses for the year ended December 31, 2009 decreased approximately $43.1 million compared to the same period in 2008. Management had taken measures to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact that the current weak economic environment had on our top-line revenues. We incurred approximately $2.0 million in one-time cost for non-recurring expenses related to the integration of Staffmark and CBS Personnel and one-time non-recurring restructuring costs associated with the reduction in overhead costs during the year ended December 31, 2009. For the year ended December 31, 2008, costs associated with the Staffmark integration totaled approximately $7.4 million.
Management fees
Management fees are based on a formula of gross revenues. The decrease in management fees in 2009 compared to 2008 was principally the result of the significant decrease in revenues in 2009 compared to 2008.
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

Income (loss) from operations
The weakened economy significantly affected our operating results in fiscal 2009. For the year ended December 31, 2009, income from operations decreased approximately $71.7 million to a loss of approximately $55.6 million compared to the same period in 2008, principally as a result of the impairment charge and the significant decline in revenues.
Tridien
Overview
Tridien Medical, (formerly known as Anodyne Medical Device, Inc.) (“Tridien”) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.
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
Results of Operations
The table below summarizes the results of operations for Tridien for the fiscal years ending December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net sales	$61,101	$54,075	$54,199
Cost of sales	43,183	37,982	40,683

Gross profit	17,918	16,093	13,516
Selling, general and administrative expenses	7,646	6,947	7,455
Management fees	350	263	350
Amortization of intangibles	1,909	1,483	1,483

Income from operations	$8,013	$7,400	$4,228

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009
Net sales
Net sales for the year ended December 31, 2010 were approximately $61.1 million compared to approximately $54.1 million for the same period in 2009, an increase of $7.0 million or 13.0%. Sales of non-powered products (including patient positioning devices) totaled $48.1 million during the year ended December 31, 2010 representing an increase of $5.5 million compared to the same period in 2009. Non-powered sales represented approximately 78.7% of net sales in 2010 essentially unchanged compared with 2009. Sales of powered products totaled $13.0 million during the year ended December 31, 2010, a $1.5 million increase when compared to the same period in 2009. Powered sales represented approximately 21.3% of net sales for 2010 and 2009. The increase in overall sales in 2010 reflects modest continued improvement in healthcare institutional spending. We believe that these purchasing levels have stabilized and current indications suggest a potential for modest increases in powered product sales in 2011 compared to 2010.

Cost of sales
Cost of sales increased approximately $5.2 million for the year ended December 31, 2010 compared to the same period in 2009. Gross profit as a percentage of sales was 29.3% for the year ended December 31, 2010 compared to 29.8% in the corresponding period in 2009. The decrease in gross profit as a percentage of sales was primarily due to cost pressures from large key customers resulting in price reductions and lower margins (0.9%) and higher warranty and raw material costs (1.1%), that were offset in part by favorable overhead absorption from increased volume and product mix (1.5%). Additional pricing pressures from customers, combined with recent increases in raw material costs are projected to have an unfavorable impact to margins in 2011.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2010 increased approximately $0.7 million compared to the same period in 2009. This increase is principally due to increases in spending on research and development ($0.7 million) as Tridien continues to focus on innovation, and to a lesser extent, separation costs in connection with senior management changes that occurred during the fourth quarter of 2010, offset by savings realized from the closure of one of its distribution facilities.
Amortization expense
Amortization expense for the year ended December 31, 2010 increased approximately $0.4 million compared to the same period in 2009. This increase is entirely due to a write down of an intangible asset (ongoing favorable supplier agreement) in 2010 that management does not expect to benefit from in the future.
Income from operations
Income from operations increased approximately $0.6 million to $8.0 million for the year ended December 31, 2010 compared to the same period in 2009, principally as a result of the increase in net sales.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Net sales
Net sales for the year ended December 31, 2009 were approximately $54.1 million compared to approximately $54.2 million for the same period in 2008, a decrease of $0.1 million. Sales of non-powered products (including patient positioning devices) totaled $42.6 million during the year ended December 31, 2009 representing an increase of $6.8 million compared to the same period in 2008. Non-powered product sales attributable to new product offerings were $1.4 million in the year ended December 31, 2009. The remaining increase in sales of non-powered products in 2009 was principally attributable to sales of a modified 2008 product release to a key existing customer’s new national account. Non-powered sales represented approximately 78.7% of net sales in 2009 compared to 66.1% in 2008. Sales of powered products totaled $11.4 million during the year ended December 31, 2009, a $6.9 million decrease when compared to the same period in 2008. The significant decrease in powered sales in 2009 reflected substantial cutbacks in healthcare institutional spending experienced during the period, particularly in the higher priced, more capital intensive products such as our powered product offerings. Powered sales represented approximately 21.3% of net sales in 2009 compared to 33.9% in 2008.
Cost of sales
Cost of sales decreased approximately $2.7 million for the year ended December 31, 2009 compared to the same period in 2008. Gross profit as a percentage of sales was 29.8% for the year ended December 31, 2009 compared to 24.9% in the corresponding period in 2008. The decrease in cost of sales together with the significant increase in gross profit as a percentage of sales of 4.9% in 2009 was principally due to (i) lower raw material costs (3.7%) (ii) labor and material manufacturing efficiencies realized in 2009 (4.2%), particularly as it related to a portion of new product sales in 2008 and (ii) other reductions in manufacturing overhead offset in part by an unfavorable sales mix in 2009 (3.0%), as powered products carry a higher margin than non-powered.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2009 decreased approximately $0.5 million compared to the same period in 2008. This decrease was principally due to a reduction in costs attributable to Hollywood Capital, a former management group that was comprised of the previous CEO and CFO. The Hollywood Capital management services agreement was terminated in October 2008.
Income from operations
Income from operations increased approximately $3.2 million to $7.4 million for the year ended December 31, 2009 compared to the same period in 2008, principally as a result of the significant increase in gross profit margins, the reduction in overhead cost and other factors described above.

Liquidity and Capital Resources
For the year ended December 31, 2010, on a consolidated basis, cash flows provided by operating activities totaled approximately $44.8 million, which reflects the results of operations of all eight of our businesses during the year ended December 31, 2010. Consolidated net loss in 2010 totaling $44.8 million coupled with $26.6 million in negative cash flow attributable to working capital was more than offset by non-cash charges included in the consolidated net loss for the year. Significant non-cash charges in 2010 included (i) depreciation and amortization — $42.1 million; (ii) supplemental put expense — $32.5 million and; (iii) impairment charges at American Furniture — $38.8 million. Cash flows provided by operations in 2009 totaled approximately $20.2 million. The $25.6 million increase in operating cash flow is attributable to an increase in sales and net income at our subsidiary operating segments with the exception of American Furniture.
Cash flows used in investing activities totaled approximately $182.4 million for the year ended December 31, 2010, which reflects cash used for both platform and add-on acquisitions made during 2010 totaling $173.7 million together with capital expenditures at our businesses totaling $8.7 million. We expect to use more cash in investing activities in 2011 related to increased capital expenditures at most of our businesses.
Cash flow provided by financing activities in 2010 totaled approximately $119.6 million for the year ended December 31, 2010, principally reflecting: (i) two common stock offerings during the year which yielded $153.0 million in net proceeds; (ii) net borrowings on our Credit Facility totaling $19.5 million, and (iii) net proceeds from non-controlling interests totaling $2.7 million offset in part by distributions to shareholders totaling $55.2 million.
At December 31, 2010 we had approximately $13.5 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.
At December 31, 2010 we had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — $84.1 million;

•	American Furniture — $26.2 million;

•	ERGObaby — $47.5 million;

•	Fox — $33.7 million;

•	Halo — $41.4 million

•	Liberty — $42.0 million

•	Staffmark — $75.4 million; and

•	Tridien — $5.8 million
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. At December 31, 2010, all of our businesses were in compliance with their financial covenants with us.
In December 2010, we amended the Advanced Circuits intercompany credit agreement with us, which, among other things, increased Advanced Circuits’ term borrowings by $40.0 million and permitted the use of the proceeds to fund shareholder distributions totaling $48.6 million. Our share of the cash distribution was approximately $33.8 million with approximately $14.8 million being distributed to non-controlling shareholders. See “Related Party Transactions”.
In December 2010, we amended our intercompany credit agreement with American Furniture, which, among other things, recapitalized a portion of American Furniture long-term debt by exchanging $49.7 million of revolving debt and term debt for American Furniture common stock. As a result of this transaction, our ownership percentage of the outstanding common stock of American Furniture increased. See “Related Party Transactions”.
In May 2009, we amended the Staffmark intercompany credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of unsecured debt for common stock in Staffmark. A noncontrolling shareholder participated in this exchange. As a result of this transaction, we currently own 76.2% of the outstanding common stock of Staffmark on a primary basis and 68.5% on a fully diluted basis.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A liability of approximately $44.6 million is reflected in our consolidated balance sheet, which represents our estimated liability for potential obligation to CGM at December 31, 2010.
On June 9, 2009, we completed an equity offering of 5,100,000 Trust shares at an offering price of $8.85 per share. Our net proceeds after deducting underwriters’ discount and offering costs totaled approximately $42.1 million.
On April 13, 2010, we completed a public offering of 5,250,000 Trust shares (including the underwriters’ over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to us, after deducting underwriters’ discount and offering costs, totaled approximately $75.0 million. We used $70.0 million of the net proceeds to pay down our Revolving Credit Facility.
On November 12, 2010 we completed a public offering of 4,850,000 Trust shares (including the underwriters’ over-allotment completed December 8, 2010) at an offering price of $16.90 per share. The net proceeds to us, after deducting underwriters’ discount and offering costs, totaled approximately $78 million. We used $70.0 million of the net proceeds to pay down our Revolving Credit Facility.
We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our Revolving Credit Facility, to meet our existing obligations, including regular quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months.
The current Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $74.0 million. The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013.
The Revolving Credit Facility allows for loans at either base rate or the London Interbank Offer Rate, or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. At December 31, 2010 we had $22.0 million in borrowings outstanding under our Revolving Credit Facility and $248.3 million available.
The Term Loan Facility bears interest at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bear interest at a fluctuating rate per annum equal to the LIBOR, for the relevant period plus a margin of 4.0%. At December 31, 2010 we had $74.0 million in borrowings outstanding under our Term Loan Facility.
The following table reflects required and actual financial ratios as of December 31, 2010 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	6.39:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	9.75:1.0
Leverage Ratio	less than or equal to 3.5:1.0	1.17:1.0
On January 22, 2008 we entered into a three-year interest rate swap agreement with our bank lenders, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap is intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Loan Facility to a fixed rate basis for a period of three years. On February 18, 2009, we terminated $70.0 million of our outstanding interest rate swap in connection with the repayment of $75.0 million of our Term Loan Facility. Termination fees totaled $2.5 million, which represented the fair value of the terminated portion of the swap as of February 18, 2009. The Swap expired on January 22, 2011.
Our Term Loan Facility received a B1 rating from Moody’s Investors Service (“Moody’s”), and a BB- rating from Standard and Poor’s Rating Services and our Revolving Credit Facility received a Ba1 rating from Moody’s, reflective of our strong cash flow relative to debt, and industry diversification of our businesses.
We intend to use the availability under our Revolving Credit Facility to pursue acquisitions of additional platform and add-on businesses in 2011 and beyond, to the extent permitted under our Credit Agreement, and to provide for working capital needs.
On March 8, 2011, we declared a distribution of $0.36 per share to be paid April 12, 2011 to holders of record as of March 29, 2011.

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

	Year Ended	Year Ended
(in thousands)	December 31, 2010	December 31, 2009
Net loss
Adjustment to reconcile net loss to cash provided by operating activities	$(44,770)	$(39,645)
Depreciation and amortization	42,120	32,996
Supplemental put expense (reversal)	32,516	(1,329)
Noncontrolling shareholders’ notes and other	7,637	1,555
Deferred taxes	(7,146)	(24,964)
Amortization of debt issuance cost	1,789	1,776
Loss on debt extinguishment	—	3,652
Impairment charges	38,835	59,800
Other	441	107
Changes in operating assets and liabilities	(26,581)	(13,735)

Net cash provided by operating activities	44,841	20,213
Plus:
Unused fee on Revolving Credit Facility (1)	3,022	3,454
Staffmark integration and restructuring	—	4,076
Successful acquisition costs (2)	3,974	—
Changes in operating assets and liabilities	26,581	13,735
Less:
Interest income due from noncontrolling shareholders at Advanced Circuits (3)	—	1,047
Less:
Maintenance capital expenditures (4)
Advanced Circuits	781	251
American Furniture	236	501
ERGObaby	75	—
Fox	877	741
Halo	554	496
Liberty	617	—
Staffmark	3,142	901
Tridien	838	513

Estimated cash flow available for distribution (CAD)	$71,298	$37,028

Distribution paid April	$(14,238)	$(10,718)
Distribution paid July	(14,238)	(12,452)
Distribution paid October	(14,238)	(12,453)
Distribution paid January	(15,886)	(12,452)

Total distributions	$(58,600)	$(48,075)

(1)	Represents the commitment fee on the unused portion of our Revolving Credit Facility.

(2)	Represents acquisition transaction costs for the 2010 acquisitions.

(3)	Represents interest income on loans to Advanced Circuit’s management (see Related Party Transactions).

(4)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $1.6 million of growth capital expenditures incurred by Fox for the year ended December 31, 2010.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain taxes and other payments associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year.
Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into the following related party transactions with our Manager, CGM:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees
Management Services Agreement
We entered into a management services agreement (“Management Services Agreement”) with CGM effective May 16, 2006. The Management Services Agreement provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2010, 2009 and 2008, we incurred $15.4 million, $13.1 million and $15.2 million, respectively, in management fees to CGM.
Pursuant to the management services agreement, CGM is entitled to enter into off-setting management service agreements with each of our operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the Management Services Agreement.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the Management Services Agreement, CGM is the owner of 100% of the Allocation Interests in us. CGM paid $0.1 million for these Allocation Interests and has the right to cause us to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. Certain events include, but are not limited to, the dispositions of subsidiaries. In connection with the dispositions of Silvue and Aeroglide in 2008 we paid CGM a profit allocation of $14.9 million. In connection with the disposition of Crosman in 2006, we paid CGM a profit allocation of $7.9 million. No profit allocations were paid to CGM in 2009 or 2010.
Supplemental Put Agreement
Concurrent with the IPO, we and CGM entered into a Supplemental Put Agreement, which may require us to acquire the Allocation Interests, described above, upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in us at a price based on a percentage of the increase in fair value in our businesses over our original basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the year ended December 31, 2010 and 2008 we recognized $32.5 million and $6.4 million in expense, respectively, related to the Supplemental Put Agreement and in 2009 we reversed $1.3 million in previously accrued charges.
Cost Reimbursement and Fees
We reimbursed our Manager, CGM, approximately $2.8 million, $2.7 million and $2.6 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2010, 2009 and 2008, respectively.
CGM acted as an advisor for each of the 2010 acquisitions (Liberty and ERGObaby) for which it received transaction service and expense payments in an aggregate amount of approximately $1.6 million. CGM acted as an advisor for each of the 2008 acquisitions (Fox and Staffmark) for which it received transaction service and expense payments in an aggregate amount of approximately $2.0 million. No advisor fees were paid to CGM in 2009 or 2010.

We have entered into the following significant related party transactions with our businesses:
Advanced Circuits
In connection with the acquisition of Advanced Circuits by CGI in September 2005, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $3.4 million for the purchase of 136,364 shares of Advanced Circuits’ common stock. On January 1, 2006, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $4.8 million for the purchase of an additional 193,366 shares of Advanced Circuits’ common stock. The notes beared interest at 6% and interest is added to the notes. The notes were due in September 2010 and December 2010 and were subject to mandatory prepayment provisions if certain conditions were met.
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
On January 12, 2010 the promissory notes and loan forgiveness arrangements referred to above were amended as follows: (i) $5.8 million of the outstanding loans and interest were forgiven with the remaining balance, $4.7 million repaid in Class A common stock valued at $47.50 per share, and (ii) 99,738 stock options were granted at an exercise price of $89.27 per share. The options are outstanding for ten years and vested at the grant date.
On December 9, 2010, we entered into an amendment to our inter-company loan agreement (the “Amendment”) with Advanced Circuits (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $40.0 million and a special short term facility of $8.65 million and to permit the proceeds thereof to fund cash distributions totaling $48.6 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including us, (ii) extend the maturity dates of the term loans under the Loan Agreement, and (iii) modify borrowing rates under the Loan Agreement. Our share of the cash distribution was approximately $33.8 million with approximately $14.8 million being distributed to ACH’s non-controlling shareholders. All other material terms and conditions of the Loan Agreement were unchanged. 96,982 stock options issued on January 12, 2010 were exercised at the time of the distribution.
American Furniture
AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases poly foam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2010, 2009 and 2008 totaled approximately $17.6 million, $19.4 million and $18.4 million, respectively.
On December 30, 2010, we entered into an amendment to our inter-company loan agreement with American Furniture wherein we contributed $50.7 million in additional equity contributions in exchange for the following:
•	$1.0 million in unpaid M=management fees;

•	$35.5 million in outstanding term loans; and

•	$14.2 million in outstanding revolving loans.
As a result of this transaction, our ownership percentage of the outstanding common stock of American Furniture increased to approximately 99.9% on a primary basis and 91.4% on a fully diluted basis.
Fox
Fox leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder, Chief Engineering Officer and non-controlling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million $1.1 million for each of the years ended December 31, 2010 and 2009, respectively.
Staffmark
In April 2009, we amended the Staffmark intercompany credit agreement which, among other things, recapitalized a portion of Staffmark’s long-term debt by exchanging $35.0 million of debt for Staffmark common stock. As a result of this transaction, the Company’s ownership percentage of the outstanding stock of Staffmark increased. In addition, as a result of the exchange the Company received cash from a non controlling shareholder and recorded an increase to noncontrolling interest of $4.9 million.
Tridien
On August 8, 2008 we exchanged a note due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from Mark Bidner, the former CEO of Tridien in exchange for shares of stock of Tridien held by the CEO. In addition, Mr. Bidner was granted an option to purchase approximately 10% of the outstanding shares of Tridien, at a strike price exceeding the exchange price, from us in the future for which Mr. Bidner exchanged Tridien stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.
On August 5, 2008 we exchanged $1.5 million in term debt due from Tridien for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Tridien.
We lease two facilities from noncontrolling shareholders of Tridien. The term of the leases are through September of 2013 and February of 2014. Tridien paid rent under these leases of approximately $0.9 million for each of the years ended December 31, 2010, 2009 and 2008.
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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2010 (in thousands).

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$115,618	$10,594	$105,024	$—	$—
Capital lease obligations	693	240	436	17	—
Operating lease obligations (b)	61,779	12,120	18,271	11,827	19,561
Purchase obligations (c)	188,874	118,629	36,845	33,400	—
Supplemental put obligation (d)	44,598	—	—	—	—

	$411,562	$141,583	$160,576	$45,244	$19,561

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(c)	Reflects non-cancelable commitments as of December 31, 2010, including: (i) shareholder distributions of $67.3 million, (ii) estimated management fees of $16.7 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our Management Services Agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers’ compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $40.6 million at December 31, 2010, is included in our consolidated balance sheet.

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
Supplemental Put Agreement
In connection with our Management Services Agreement, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause the Company to purchase the Allocation Interests then owned by our Manager upon termination of the Management Services Agreement for a price to be determined in accordance with the Supplemental Put Agreement. The fair value of the supplemental put is determined using a model that multiplies the trailing twelve-month earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each reporting unit by an estimated enterprise value multiple to determine an estimated selling price of that reporting unit. We then deduct estimated selling and disposal costs in arriving at a net estimated selling price that is then input into an iterative supplemental put calculation which takes into account, among other things, contractually defined cumulative contribution based profit in order to arrive at the estimated Manager’s profit allocation accrual required, reflected on the balance sheet as the supplemental put liability.
We review the model quarterly and make updates to EBITDA and cumulative contribution based profit. When appropriate we may change the estimated enterprise value multiple if the market for the particular reporting unit has changed. We review the model and assumptions with our Manager each quarter. Since some of our Manager’s functions are to (i) identify, evaluate, manage, perform due diligence on, negotiate and oversee the acquisitions of target businesses by us and (ii) evaluate, manage, negotiate and oversee the disposition of all or any part of our property, assets or investments, including dispositions of all or any part of our reporting units, we feel that our Manager is particularly skilled at reviewing and commenting on this data. Annually, we prepare a detailed analysis of the estimated enterprise value multiple for each of our reporting units, which is one of the primary drivers used to calculate the estimated selling price. In addition, annually, we engage an independent investment banking firm to review the estimated enterprise value multiple for reasonableness taking into account comparable company data, comparable transactions and discounted cash flow analyses (“DCF”).
The methodology and results employed in the market approach for goodwill impairment testing for each of our reporting units is most similar to the methodology and results reflected in calculating the estimated selling price of each of our reporting units for the purpose of estimating the fair value of the supplemental put.
We typically assign a higher weighting to the market approach as opposed to the DCF in calculating the estimated selling price of the reporting units for the purpose of estimating the fair value of the supplemental put than we do for estimating the fair value of our reporting units for the purpose of goodwill impairment testing, which accounts for the major differences in value. The higher weighting is based on the premise that because the Manager can unilaterally resign, the Company will be required to remit the profit allocation (supplemental put value) as of a specific point in time. This one-sided put on behalf of the Manager is the principle reason that we are required to reflect this liability on our balance sheet.
The impact of over-estimating or under-estimating the value of the supplemental put agreement could have a material effect on operating results. In addition, the value of the supplemental put agreement is subject to the volatility of our operations which may result in significant fluctuation in the value assigned to this supplemental put agreement.
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Provisions for customer returns and other allowances based on historical experience are recognized at the time the related sale is recognized.
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
The goodwill impairment test is a two-step process, which requires management to make judgments in determining certain assumptions used in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecast and a market approach which compares peer data and multiples. We then compare those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material adverse effects in relationships with significant customers. We determine fair values for each of our reporting units using both the income and market approach. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Discount rates are derived by applying market derived inputs and analyzing published rates for industries comparable to our reporting units. We use discount rates that are commensurate with the risks and uncertainty inherent in the financial markets generally and in the internally developed forecasts. Discount rates used in these reporting unit valuations ranged from approximately 15% to 16% in our most recent annual impairment reviews. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving businesses comparable to our reporting units. We assess the valuation methodologies under the market approach based upon the relevance and availability of data at the time of performing the valuation and weigh the methodologies appropriately.
The impact of over-estimating or under-estimating the implied fair value of goodwill at any of our reporting units could have a material effect on our operating results. In addition, the value of the implied goodwill is subject to the volatility of our operations which may result in significant fluctuation in the value assigned at a point in time.
We completed our annual goodwill impairment testing as of March 31, 2010. At each of our reporting units, the units’ fair value exceeded its carrying value. We test goodwill at interim dates if events or circumstances indicate that goodwill might be impaired at any of our reporting units. As a result, we conducted an interim test for impairment at American Furniture as of September 30, 2010, which was triggered based on results of operations at the reporting unit which had deteriorated significantly during the second and third quarter of 2010. The domestic economy has undergone a significant period of economic uncertainty which has resulted in limited access to credit markets and lower consumer spending. The retail furniture market has been, and continues to be, severely impacted by these conditions, particularly as it relates to the housing market. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. The uptick in sales and results of operations that we anticipated at the beginning of this year, which we believed would coincide with the overall modest economic rebound, has not occurred in the furniture industry and we do not at this time believe it will occur in the near future. Accordingly, we adjusted our forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a discounted cash flow analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture was below its carrying amount.
The carrying value of American Furniture exceeded its fair value at September 30, 2010 due primarily to the significant decrease in revenue and operating profit together with management’s revised outlook on near term operating results. As a result, we performed the second step of the goodwill impairment test in order to determine the amount of impairment loss. The second step of the goodwill impairment test involved comparing the implied fair value of American Furniture’s goodwill with the carrying value of that goodwill. This comparison resulted in a goodwill impairment charge of $35.5 million, which was recorded in impairment expense on the consolidated statement of operations. The balance of goodwill subsequent to the impairment charge remaining on the balance sheet of American Furniture at December 31, 2010 is $5.9 million. Further, the results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $3.3 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.
As of December 31, 2010, no indications of impairment exist at any of our reporting units and we do not believe that any of our reporting units is at risk of failing step one of the annual goodwill impairment test performed March 31 of each year.
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
In connection with the annual goodwill impairment testing, we tested other indefinite-lived intangible assets at our Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the discontinuance of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark in February 2009. The fair value of the CBS Personnel trade name was determined by applying the relief from royalty technique to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by $9.8 million. Therefore, an impairment charge of $9.8 million is recorded in impairment expense on the consolidated statement of operations for the year ended December 31, 2009. The remaining balance ($0.8 million) of the CBS Personnel trade name is being amortized over 2.75 years. (See footnote G to our consolidated financial statements).
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
Workers’ Compensation Liability
Staffmark is an employer with both self-insurance and large deductible plans for its workers’ compensation exposure. Staffmark establishes reserves based upon its experience and expectations as to its ultimate liability for those claims using developmental factors based upon historical claim experience. Staffmark continually evaluates the potential for change in loss estimates with the support of qualified actuaries. As of December 31, 2010, Staffmark had approximately $58.8 million in workers’ compensation liability related to claims, reserves and settlements. The ultimate settlement of this liability could differ materially from the assumptions used to calculate this liability, which could have a material adverse effect on future operating results.
Deferred Tax Assets
Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2010 which in total amount to approximately $28.5 million. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note K — “Income taxes in the Notes to consolidated financial statements”)
Recent Accounting Pronouncements
     Refer to footnote B to our consolidated financial statements.

ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2010, we were exposed to interest rate risk primarily through borrowings under our Credit Agreement because borrowings under this agreement are subject to variable interest rates. We had outstanding $74.0 million under the Term Loan Facility and $22.0 million outstanding under the Revolving Credit Facility portions of our Credit Agreement at December 31, 2010. Our exposure to fluctuation in variable interest on the outstanding balances of our Term and Revolving Debt is not deemed to be material to our financial condition or results of operations.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions.
Exchange Rate Sensitivity
At December 31, 2010, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2010 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.
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

ITEM 9B. — OTHER INFORMATION
     None

PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders.
The audit committee operates under a written charter, which reflects the New York Stock Exchange listing standards and Sarbanes-Oxley Act requirements regarding audit committees. A copy of the charter is available on the company’s website at www.compassdiversifiedholdings.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this charter by posting such information on our web site at the address and location specified above.

ITEM 11. — EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders

PART IV

ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

2.	Financial Statement schedule

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

3.	Exhibits

See “Index to Exhibits”. Set forth on Page E-1.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010)

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.6	Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006 (incorporated by reference to Exhibit 10.1 of the 8-K filed on November 22, 2006)

Exhibit Number	Description
10.7	First Amendment to Credit Agreement, entered into as of December 19, 2006, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K filed on March 14, 2008)

10.8	Increase Notice, Consent and Second Amendment to Credit Agreement, effective as of May 23, 2007, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 29, 2007)

10.9	Third Amendment to Credit Agreement as of December 7, 2007, among Madison Capital Funding LLC, as Agent for the Lenders, the Existing Lenders and New Lenders and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 11, 2007)

10.10	Increase Notice and Fourth Amendment to Credit Agreement, entered into as of January 30, 2008, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K on March 14, 2008)

10.11	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 15, 2009 and originally effective as of May 16, 2006

10.12	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.13	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of the Company and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010)

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
Date: March 10, 2011	By:	/s/ Alan B. Offenberg
Alan B. Offenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Offenberg Alan B. Offenberg	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2011

/s/ James J. Bottiglieri James J. Bottiglieri	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 10, 2011

/s/ C. Sean Day	Director	March 10, 2011
C. Sean Day

/s/ D. Eugene Ewing	Director	March 10, 2011
D. Eugene Ewing

/s/ Harold S. Edwards	Director	March 10, 2011
Harold S. Edwards

/s/ Mark H. Lazarus	Director	March 10, 2011
Mark H. Lazarus

/s/ Gordon Burns	Director	March 10, 2011
Gordon Burns

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
Date: March 10, 2011	By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Compass Diversified Holdings
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Numbers
Historical Financial Statements:

Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-8
Notes to Consolidated Financial Statements	F-9

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
Management assessed the effectiveness of Compass’ internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that Compass maintained effective internal control over financial reporting as of December 31, 2010.
The effectiveness of our internal control over financial reporting has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their report which appears on page F-3.
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
  Compass Diversified Holdings
We have audited Compass Diversified Holdings (a Delaware Trust) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Compass Diversified Holdings and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Compass Diversified Holdings and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Compass Diversified Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Diversified Holdings and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
New York, New York
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
  Compass Diversified Holdings
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Diversified Holdings and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
New York, New York
March 10, 2011

Compass Diversified Holdings
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$13,536	$31,495
Accounts receivable, less allowances of $5,481 at December 31, 2010 and $5,409 at December 31, 2009	208,487	165,550
Inventories	77,412	51,727
Prepaid expenses and other current assets	33,904	26,255

Total current assets	333,339	275,027
Property, plant and equipment, net	33,484	25,502
Goodwill	325,851	288,028
Intangible assets, net	269,672	216,365
Deferred debt issuance costs, less accumulated amortization of $6,882 at December 31, 2010 and $5,093 at December 31, 2009	3,822	5,326
Other non-current assets	17,873	20,764

Total assets	$984,041	$831,012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,197	$45,089
Accrued expenses	74,302	54,306
Due to related party	2,692	3,300
Current portion, long-term debt	2,000	2,500
Current portion of workers’ compensation liability	18,170	22,126
Other current liabilities	1,043	2,566

Total current liabilities	151,404	129,887
Supplemental put obligation	44,598	12,082
Deferred income taxes	74,457	60,397
Long-term debt	94,000	74,000
Workers’ compensation liability	40,588	38,913
Other non-current liabilities	3,084	7,667

Total liabilities	408,131	322,946

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 46,725 shares issued and outstanding at December 31, 2010 and 36,625 shares issued and outstanding at December 31, 2009	638,763	485,790
Accumulated other comprehensive loss	(143)	(2,001)
Accumulated deficit	(150,550)	(46,628)

Total stockholders’ equity attributable to Holdings	488,070	437,161
Noncontrolling interest	87,840	70,905

Total stockholders’ equity	575,910	508,066

Total liabilities and stockholders’ equity	$984,041	$831,012

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2010	2009	2008
Net sales	$655,098	$503,400	$532,127
Service revenues	1,002,511	745,340	1,006,346

Total revenues	1,657,609	1,248,740	1,538,473
Cost of sales	447,504	344,191	363,675
Cost of services	854,698	632,800	832,531

Gross profit	355,407	271,749	342,267

Operating expenses:
Staffing expense	81,250	74,279	102,438
Selling, general and administrative expense	179,154	145,948	165,768
Supplemental put expense (reversal)	32,516	(1,329)	6,382
Management fees	15,380	13,100	15,205
Amortization expense	29,312	24,609	24,605
Impairment expense	38,835	59,800	—

Operating income (loss)	(21,040)	(44,658)	27,869

Other income (expense):
Interest income	20	1,178	1,377
Interest expense	(11,544)	(11,736)	(17,828)
Amortization of debt issuance costs	(1,789)	(1,776)	(1,969)
Loss on debt extinguishment	—	(3,652)	—
Other income (expense), net	718	(282)	894

Income (loss) from continuing operations before income taxes	(33,635)	(60,926)	10,343
Provision (benefit) for income taxes	11,135	(21,281)	6,526

Income (loss) from continuing operations	(44,770)	(39,645)	3,817
Income from discontinued operations, net of income tax	—	—	4,607
Gain on sale of discontinued operations, net of income tax	—	—	73,363

Net income (loss)	(44,770)	(39,645)	81,787
Net income (loss) attributable to noncontrolling interest	3,987	(13,375)	3,493

Net income (loss) attributable to Holdings	$(48,757)	$(26,270)	$78,294

Amounts attributable to Holdings:
Income (loss) from continuing operations	$(48,757)	$(26,270)	$324
Income from discontinued operations, net of income tax	—	—	4,607
Gain on sale of discontinued operations, net of income tax	—	—	73,363

Net income (loss) attributable to Holdings	(48,757)	$(26,270)	$78,294

Basic and fully diluted income (loss) per share attributable to Holdings:

Continuing operations	$(1.19)	$(0.76)	$0.01
Discontinued operations	—	—	2.47

Basic and fully diluted income (loss) per share attributable to Holdings	$(1.19)	$(0.76)	$2.48

Weighted average number of shares of trust stock outstanding — basic and fully diluted	40,928	34,403	31,525

Cash distributions declared per share	$1.36	$1.36	$1.33

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Stockholders’ Equity

					Total
				Accumulated	Stockholders’
				Other	Equity	Non-	Total
	Number of		Accumulated	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	Deficit	Loss	to Holdings	Interest	Equity
Balance — January 1, 2008	31,525	443,705	(10,855)	—	432,850	21,867	454,717
Net income	—	—	78,294	—	78,294	3,493	81,787
Other comprehensive loss — cash flow hedge loss	—	—	—	(5,242)	(5,242)	—	(5,242)

Comprehensive income (loss)	—	—	78,294	(5,242)	73,052	3,493	76,545
Transfer from noncontrolling interest	—	—	—	—	—	(3,900)	(3,900)
Issuance of stock by noncontrolling interest:

Staffmark acquisition	—	—	—	—	—	47,899	47,899
Fox acquisition	—	—	—	—	—	7,725	7,725
Option activity attributable to noncontrolling interest	—	—	—	—	—	2,347	2,347
Distributions paid	—	—	(41,455)	—	(41,455)	—	(41,455)

Balance — December 31, 2008	31,525	443,705	25,984	(5,242)	464,447	79,431	543,878
Net loss	—	—	(26,270)	—	(26,270)	(13,375)	(39,645)
Other comprehensive income — cash flow hedge gain	—	—	—	724	724	—	724
Other comprehensive income — cash flow hedge reclassification to earnings	—	—	—	2,517	2,517	—	2,517

Comprehensive income (loss)	—	—	(26,270)	3,241	(23,029)	(13,375)	(36,404)
Issuance of Trust shares, net of offering costs	5,100	42,085	—	—	42,085	—	42,085
Option activity attributable to noncontrolling interest	—	—	—	—	—	2,303	2,303
Contribution of noncontrolling interest related to Staffmark recapitalization	—	—	—	—	—	5,497	5,497
Contribution from noncontrolling interest holders	—	—	—	—	—	49	49
Redemption of noncontrolling interest holders	—	—	—	—	—	(3,000)	(3,000)
Distributions paid	—	—	(46,342)	—	(46,342)	—	(46,342)

Balance — December 31, 2009	36,625	$485,790	$(46,628)	$(2,001)	$437,161	$70,905	$508,066
Net loss	—	—	(48,757)	—	(48,757)	3,987	(44,770)
Other comprehensive income — cash flow hedge gain	—	—	—	1,858	1,858	—	1,858

Comprehensive income (loss)	—	—	(48,757)	1,858	(46,899)	3,987	(42,912)
Issuance of Trust shares, net of offering costs	10,100	152,973	—	—	152,973	—	152,973
Contributions from noncontrolling interest holders	—	—	—	—	—	9,485	9,485
Option activity attributable to noncontrolling interest holders	—	—	—	—	—	4,913	4,913
Distribution to noncontrolling shareholder, net (see Note P)	—				—	(6,144)	(6,144)
Repayment of loan from noncontrolling shareholder (see Note P)	—	—	—	—	—	4,694	4,694
Distributions paid	—	—	(55,165)	—	(55,165)	—	(55,165)

Balance — December 31, 2010	46,725	$638,763	$(150,550)	$(143)	$488,070	$87,840	$575,910

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(44,770)	$(39,645)	$81,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of dispositions	—	—	(73,363)
Depreciation expense	9,025	8,387	9,276
Amortization expense	33,095	24,609	25,745
Impairment expense	38,835	59,800	—
Amortization of debt issuance costs	1,789	1,776	1,969
Loss on debt extinguishment	—	3,652	—
Supplemental put expense (reversal)	32,516	(1,329)	6,382
Noncontrolling interests related to discontinued operations		—	549
Noncontrolling stockholder charges and other	7,637	1,555	2,827
Deferred taxes	(7,146)	(24,964)	(8,911)
Other	441	107	381
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(22,500)	143	29,970
(Increase) decrease in inventories	(13,030)	(557)	102
Increase in prepaid expenses and other current assets	(3,812)	(4,442)	(3,874)
Increase (decrease) in accounts payable and accrued expenses	12,761	(8,879)	(17,344)
Payment of supplemental put liability	—	—	(14,947)

Net cash provided by operating activities	44,841	20,213	40,549

Cash flows from investing activities:
Acquisitions, net of cash acquired	(173,732)	(1,435)	(167,546)
Purchases of property and equipment	(8,668)	(3,585)	(11,576)
Proceeds from dispositions	—	—	154,156
Other investing activities	8	38	173

Net cash used in investing activities	(182,392)	(4,982)	(24,793)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	152,973	42,085	—
Borrowings under Credit Agreement	202,300	3,000	90,000
Repayments under Credit Agreement	(182,800)	(79,500)	(87,532)
Distributions paid	(55,165)	(46,342)	(41,455)
Swap termination fee	—	(2,517)	—
Net proceeds provided by noncontrolling interest	2,671	2,546	2,251
Debt issuance costs	(259)	—	(552)
Other	(128)	(481)	(273)

Net cash provided by (used in) financing activities	119,592	(81,209)	(37,561)

Foreign currency adjustment	—	—	(80)
Net decrease in cash and cash equivalents	(17,959)	(65,978)	(21,885)
Cash and cash equivalents — beginning of period	31,495	97,473	119,358

Cash and cash equivalents — end of period	$13,536	$31,495	$97,473

Supplemental non-cash financing and investing activity:

-	Issuance of CBS Personnel’s common stock valued at $47.9 million during 2008 in connection with the acquisition of Staffmark LLC.

-	Acquisition of $7.0 million of Tridien common stock during 2008 in connection with the extinguishment of a promissory note due the Company by an employee of Tridien.

-	Capital leases totaling $0.9 million were entered into during 2008.
See notes to consolidated financial statements.

Compass Diversified Holdings
Notes to Consolidated Financial Statements
December 31, 2010
Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), was the sole owner of 100% of the interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005), which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”) (see Note P — Related Parties).
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
The Company is a controlling owner of eight businesses, or operating segments, at December 31, 2010. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AFM Holdings Corporation (“AFM” or “American Furniture”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), HALO Lee Wayne LLC (“HALO”), Liberty Safe and Security Products, LLC (“Liberty Safe” or “Liberty”), Staffmark Holdings Inc. (“Staffmark”), and Tridien Medical (“Tridien”). Refer to Note E for further discussion of the operating segments.
Note B — Summary of Significant Accounting Policies
Accounting principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Basis of presentation
The results of operations for the years ended December 31, 2010, 2009 and 2008 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
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
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that in 2011 actual conditions could be worse than anticipated when we developed our estimates and assumptions, which could materially affect our results of operations and financial position. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities. Actual results could differ from those estimates.
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $74.0 million at December 31, 2010 had a fair value of approximately $70.0 million. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
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
American Furniture, ERGObaby, Fox, Liberty, Tridien
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point.
HALO
Revenue is recognized when an arrangement exists, the promotional or premium products have been shipped, fees are fixed and determinable, and the collection of the resulting receivables is probable. Over 90% of HALO’s sales are drop-shipped and recorded F.O.B shipping point.
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

Inventory is comprised of the following (in thousands):

	December 31,	December 31,
	2010	2009
Raw materials and supplies	$47,444	$34,764
Finished goods	31,830	18,003
Less: obsolescence reserve	(1,862)	(1,040)

Total	$77,412	$51,727

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
The useful lives are as follows:

Machinery, equipment and software	2 to 15 years
Office furniture and equipment	2 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Property, plant and equipment and other long-lived assets, that have definitive lives, are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated present value of the expected future cash flows from using the asset.
Property, plant and equipment is comprised of the following (in thousands):

	December 31,	December 31,
	2010	2009
Machinery, equipment and software	$42,421	$30,405
Office furniture and equipment	2,812	2,274
Leasehold improvements	9,551	6,182

	54,784	38,861
Less: accumulated depreciation	(21,300)	(13,359)

Total	$33,484	$25,502

Depreciation expense was approximately $9.0 million, $8.4 million and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Goodwill and intangible assets
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized until their useful life is determined to no longer be indefinite. Goodwill and indefinite lived intangible assets are tested for impairment at least annually as of March 31, or unless a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.
Two methodologies are utilized when estimating the fair value of the reporting units for the purpose of the annual or interim goodwill impairment test; (i) the income approach and, (ii) the market approach. The Company weighs the results from the two methodologies based on its opinion of the relative strength of each and arrives at a blended indication of fair value for each of the reporting units. The methodology employed in the income approach is the discounted cash flow method, which focuses on the expected cash flow of the particular reporting unit. The Company determines cash flow over the next five years together with a terminal value at the end of those five years and then discounts the sum of those values to present value using an appropriate discount rate. The methodology employed in the market approach focuses on comparing the particular reporting unit to reasonably similar publicly traded companies deriving valuation multiples from the operating data of the selected guideline company. The Company then adjusts the multiples based on the relative strengths and weaknesses of the selected company compared to the reporting unit and apply the resulting data to arrive at an indication of fair value of the reporting unit. The Company also considers prices paid for recent transactions involving companies similar to a particular reporting unit. Both the income approach and the market approach includes management’s assumptions on revenue, growth rates, operating margins, appropriate discount rates and expected capital expenditures. Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.
Impairments, if any, are charged directly to earnings. Intangible assets with a useful life include customer relations, technology, definite lived trade names, licensing agreements and non-compete agreements that are subject to amortization, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable.
Please refer to Note G for the results of the Company’s 2010 annual impairment testing.
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument.
Workers’ compensation liability
Workers’ compensation liability represents estimated costs of self insurance associated with workers’ compensation at the Company’s Staffmark operating segment. The reserves for workers’ compensation are based upon actuarial assumptions of individual case estimates and incurred but not reported (“IBNR”) losses. At December 31, 2010 and 2009, the current portion of these reserves is included as a component of current portion of workers’ compensation liability and the non-current portion is included as a component of workers’ compensation liability on the consolidated balance sheets.
Warranties
The Company’s ERGObaby, Fox, Liberty and Tridien operating segments estimate the exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
Supplemental put
In connection with the Management Services Agreement, the Company entered into a supplemental put agreement with the Manager pursuant to which the Manager has the right to cause the Company to purchase the Allocation Interests then owned by the Manager upon termination of the management services agreement for a price to be determined in accordance with the supplemental put agreement. The fair value of the supplemental put is determined using a model that multiplies the trailing twelve-month earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each reporting unit by an estimated enterprise value multiple to determine an estimated selling price of that reporting unit. The Company then deducts estimated selling and disposal costs in arriving at a net estimated selling price that is then input into an iterative supplemental put calculation which takes into account, among other things, contractually defined cumulative contribution based profit in order to arrive at the estimated manager’s profit allocation accrual required, reflected on the balance sheet as the supplemental put liability.
The Company reviews the model quarterly and makes updates to EBITDA and cumulative contribution based profit. When appropriate the Company may change the estimated enterprise value multiple if the market for the particular reporting unit has changed. The Company reviews the model and assumptions with the Manager each quarter. Since some of the Manager’s functions are to (i) identify, evaluate, manage, perform due diligence on, negotiate and oversee the acquisitions of target businesses by the Company and (ii) evaluate, manage, negotiate and oversee the disposition of all or any part of property, assets or investments, including dispositions of all or any part of the reporting units, the Company feels that the Manager is particularly skilled at reviewing and commenting on this data. Annually, the Company prepares a detailed analysis of the estimated enterprise value multiple for each of the reporting units, which is one of the primary drivers used to calculate the estimated selling price. In addition, annually, the Company engages an independent investment banking firm to review the estimated enterprise value multiple for reasonableness taking into account comparable company data, comparable transactions and discounted cash flow analyses.
The methodology and results employed in the market approach for goodwill impairment testing for each of the reporting units is most similar to the methodology and results reflected in calculating the estimated selling price of each of the reporting units for the purpose of estimating the fair value of the supplemental put.

The Company typically assigns a higher weighting to the market approach as opposed to the DCF in calculating the estimated selling price of the reporting units for the purpose of estimating the fair value of the supplemental put than the Company does for estimating the fair value of the reporting units for the purpose of goodwill impairment testing, which accounts for the major differences in value. The higher weighting is based on the premise that because the Manager can unilaterally resign, the Company will be required to remit the profit allocation (supplemental put value) as of a specific point in time. This one-sided put on behalf of the Manager is the principle reason that the Company is required to reflect this liability on the balance sheet.
The impact of over-estimating or under-estimating the value of the supplemental put agreement could have a material effect on operating results. In addition, the value of the supplemental put agreement is subject to the volatility of the Company’s operations which may result in significant fluctuation in the value assigned to this supplemental put agreement.
For the years ended December 31, 2010 and 2008, the Company recognized approximately $32.5 million and $6.4 million, respectively, in expense related to the Supplemental Put Agreement. For the year ended December 31, 2009 the Company reversed $1.3 million of expense related to the Supplemental Put Agreement. Upon the sale of any of the majority owned subsidiaries, the Company will be obligated to pay CGM the amount of the supplemental put liability allocated to the sold subsidiary.
Derivatives and hedging
The Company utilized an interest rate swap (derivative) to manage risks related to interest rates on the last $70.0 million of its Term Loan Facility (“swap”). The Company has elected hedge accounting treatment to account for its swap and has designated the swap as a cash flow hedge and as a result unrealized changes in fair value of the hedge are reflected in comprehensive income (loss). The swap expired January 22, 2011.
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
2008

The weighted average number of Trust shares outstanding for fiscal 2008 was computed based on 31,525,000 shares outstanding for the entire fiscal year.

2009

The weighted average number of Trust shares outstanding for fiscal 2009 was computed based on 31,525,000 shares outstanding for the period from January 1, 2009 through December 31, 2009 and 5,100,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from June 9, 2009 through December 31, 2009.

2010

The weighted average number of Trust shares outstanding for fiscal 2010 was computed based on 36,625,000 shares outstanding for the period from January 1, 2010 through December 31, 2010 and 5,100,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from April 16, 2010 through December 31, 2010, and 150,000 shares outstanding issued in connection with the over-allotment for the period from April 23, 2010 through December 31, 2010. Further, the weighted average number of Trust shares outstanding for fiscal 2010 included 4,300,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from November 17, 2010 through December 31, 2010, and 550,000 shares outstanding issued in connection with the over-allotment for the period from December 8, 2010 through December 31, 2010.
The Company did not have any stock option plan or any potentially dilutive securities outstanding during the years ended December 31, 2010, 2009 and 2008.

Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $6.1 million, $3.6 million and $5.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $5.5 million, $3.9 million and $3.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Employee retirement plans
The Company and many of its operating segments sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its operating segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $1.1 million, $0.5 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from Staffmark are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes and other payments associated with payroll paid to our employees. Earnings from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year.
Recent accounting pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing goodwill impairment tests, which was effective for the Company on January 1, 2011. The amended guidance requires reporting units with zero or negative carrying amounts to be assessed to determine if it is more likely than not that goodwill impairment exists. As part of this assessment, entities should consider all qualitative factors that could impact the carrying value. The Company does not expect the adoption of this guidance will have a significant impact on the consolidated financial statements.
In March 2010, the Emerging Issues Task Force (“EITF”) reached a consensus related to guidance when applying the milestone method of revenue recognition. The consensus was issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective beginning on January 1, 2011. The amended guidance provides criteria for identifying those deliverables in an arrangement that meet the definition of a milestone. In addition, the amended guidance includes enhanced quantitative and qualitative disclosure about the arrangements when an entity recognizes revenue using the milestone method. The Company does not expect the adoption of this guidance will have a significant impact on the consolidated financial statements.
In February 2010, the FASB issued amended guidance for subsequent events, which was effective for the Company in February 2010. In accordance with the revised guidance, an SEC filer no longer will be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of the revised guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for the Company on January 1, 2010. The amended guidance for Level 3 fair value measurements will be effective for the Company January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of the guidance for Level 1 and Level 2 fair value measurements did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the guidance related to Level 3 fair value measurements will have a significant impact on the consolidated financial statements.
In January 2010, the FASB issued amended authoritative guidance related to consolidations when there is a decrease in ownership. The guidance was effective for the Company on January 1, 2010. Specifically, the amendment clarifies the scope of the existing guidance and increases the disclosure requirements when a subsidiary is deconsolidated or when a group of assets is de-recognized. The adoption of the amended guidance did not have a significant impact on the Company’s consolidated financial statements.
Note C — Acquisition of Businesses
Acquisition of The ERGO Baby Carrier, Inc
On September 16, 2010, ERGO Baby Intermediate Holding Corporation (“ERGO Holding”), a subsidiary of the Company, entered into a stock purchase agreement with ERGObaby, and certain management stockholders pursuant to which ERGO Holding acquired all of the issued and outstanding capital stock of ERGObaby. Based in Pukalani, Hawaii (Maui) and founded in 2003, ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally in approximately 20 countries.
The Company made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million (excluding acquisition-related costs), representing approximately 84% of the outstanding common stock of ERGObaby on a primary and fully diluted basis. ERGObaby’s management and certain other investors invested in the transaction alongside the Company collectively representing approximately 16% initial noncontrolling interest on a primary and fully diluted basis. In the event ERGObaby’s net sales, as determined on a consolidated basis in accordance with United States generally accepted accounting principles, for the fiscal year ending 2011 are equal to or greater than a contractually agreed upon fixed amount, the sellers would be entitled to an additional cash payment of $2.0 million. If the sellers do not reach this sales goal for 2011, the sellers would not be entitled to any payment. The fair value of this contingent consideration was $0.2 million as of the acquisition date and was valued assuming a 10% probability of achieving the agreed upon sales goal, discounted to present value utilizing a discounted cash flow model. In addition, an Internal Revenue Code Section 338(h)(10) election was made with respect to the ERGObaby transaction. Acquisition-related costs were approximately $2.0 million and were recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.9 million.

The results of operations of ERGObaby have been included in the consolidated results of operations since the date of acquisition. ERGObaby’s results of operations are reported as a separate operating segment. The table below includes the provisional recording of assets and liabilities assumed as of the acquisition date.

Amounts
Recognized as
ERGO	of Acquisition
(in thousands)	Date
Assets:
Cash	$1,828
Accounts receivable, net (1)	1,489
Inventory (2)	8,250
Other current assets	829
Property, plant and equipment	181
Intangible assets	49,055
Goodwill (3)	33,312
Other assets	1,888

Total assets	$96,832

Liabilities:
Current liabilities	$4,517
Other liabilities	48,360
Noncontrolling interest	7,400

Total liabilities and noncontrolling interest	$60,277

Costs of net assets acquired	$36,555
Loans to businesses	48,683

$85,238

(1)	Includes $1.6 million of gross contractual accounts receivable, of which $0.2 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2)	Includes $4.3 million of inventory fair value step up.

(3)	The portion of goodwill deductible for tax purposes is approximately $32.9 million.
The intangible assets preliminarily recorded in connection with the ERGObaby acquisition are as follows (in thousands):

		Estimated
Intangible assets	Amount	Useful Life
Trade name	$26,155	Indefinite
Customer relationships	21,310	15
Non-compete agreements	1,360	5
Technology	230	10

	$49,055

Acquisition of Liberty Safe and Security Products, Inc
On March 31, 2010, Liberty Safe Holding Corporation (“Liberty Holding”), a subsidiary of the Company, entered into a stock purchase agreement with Liberty Safe and certain management stockholders pursuant to which Liberty Holding acquired all of the issued and outstanding capital stock of Liberty Safe. Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere.
The Company made loans to and purchased a controlling interest in Liberty for approximately $70.2 million (excluding acquisition-related costs), representing approximately 96% of the outstanding common stock of Liberty on a primary basis and approximately 88% on a fully diluted basis. Liberty’s management and certain other investors invested in the transaction alongside the Company collectively representing approximately 4% initial noncontrolling interest on a primary basis and approximately 12% on a fully diluted basis. In addition, the Company issued put options to certain noncontrolling shareholders providing them an option to sell their ownership in the future at the then fair value (see Note H for further discussion). Acquisition-related costs were approximately $1.5 million and were recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.7 million.

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

	$27,756

Acquisition of Circuit Express, Inc
On March 11, 2010, the Company’s subsidiary, Advanced Circuits, completed the acquisition of Circuit Express, Inc. (“Circuit Express”), a manufacturer of rigid printed circuit boards, primarily for aerospace and defense related customers, for approximately $16.1 million. The acquisition included three manufacturing facilities, totaling 35,000 square feet of production space, in Tempe, Arizona. Goodwill of $6.9 million was recorded in connection with this acquisition and is not tax deductible. In addition to goodwill, ACI recorded $7.6 million related to customer relationships with an estimated useful life of 9 years, $0.8 million related to a trade name with an estimated useful life of 10 years and $0.3 million related to a non-compete agreement with an estimated useful life of 5 years. Further, ACI recorded approximately $2.4 million in property, plant and equipment, approximately $1.7 million in gross accounts receivable and approximately $0.2 million in other working capital items.
This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs, as well as the ability to provide manufacturing services to the U.S. military and defense related accounts.
Other acquisition
On February 25, 2010, the Company’s subsidiary HALO completed an acquisition of Relay Gear, Inc. for approximately $0.4 million. In connection with this acquisition, goodwill and intangible assets were recorded. The intangible assets primarily relate to customer relationships with an estimated useful life of 15 years. This acquisition was not material to the Company’s balance sheet, results of operations or cash flows.

Unaudited pro forma information
The following unaudited pro forma data for the year ended December 31, 2010 and 2009 gives effect to the acquisitions of ERGObaby, Liberty and Circuit Express, as described above, as if the acquisitions had been completed as of January 1, 2009. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year ended December 31,
(in thousands)	2010	2009
Net sales	$1,698,702	$1,361,716
Operating loss	(5,604)	(43,363)
Net loss	(35,321)	(43,805)
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

Summarized operating results for the 2008 dispositions through the dates of the respective sales were as follows (in thousands):

Aeroglide
For the Period
January 1, 2008
through Disposition
Net sales	$34,294

Operating income	5,041
Other expense	(11)
Provision (benefit) for income taxes	1,274
Noncontrolling interest	239

Income from discontinued operations (1)	$3,517

(1)	The results above for the period from January 1, 2008 through disposition exclude $1.6 million of intercompany interest expense.

Silvue
For the Period
January 1, 2008
through Disposition
Net sales	$11,465

Operating income	2,416
Other expense	(83)
Provision for income taxes	933
Noncontrolling interest	310

Income from discontinued operations(1)	$1,090

(1)	The results above for the period from January 1, 2008 through disposition exclude $0.6 million of intercompany interest expense. thousands):
Note E — Operating Segment Data
At December 31, 2010, the Company had eight reportable operating segments. Each operating segment represents an acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Advanced Circuits, an electronic components manufacturing company, is a provider of prototype, quick-turn and production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	American Furniture is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 800 retailers and web shops in the United States and internationally. ERGObaby is headquartered in Pukalani, Hawaii (Maui).

•	Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.

•	HALO serves as a one-stop shop for approximately 40,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives. HALO is headquartered in Sterling, Illinois.

•	Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•	Staffmark, a human resources outsourcing firm, is a provider of temporary staffing services in the United States. Staffmark serves approximately 6,000 corporate and small business clients. Staffmark also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. Staffmark is headquartered in Cincinnati, Ohio.

•	Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.
The tabular information that follows shows data of each of the operating segments reconciled to amounts reflected in the condensed consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, in each of the years presented below. Fox recorded net sales to locations outside the United States, principally Asia, of $113.6 million, $84.0 million and $92.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of these Asian sales, sales to Taiwan totaled $49.5 million, $35.6 million and $44.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Inter-segment sales primarily represent sales of Staffmark services to the Fox segment.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	Year Ended December 31,
Net sales of operating segments	2010	2009	2008
ACI	$74,481	$46,518	$55,449
American Furniture	136,901	141,971	130,949
ERGO	12,227	—	—
Fox	170,983	121,519	131,734
Halo	159,940	139,317	159,797
Liberty	48,966	—	—
Staffmark	1,002,511	745,340	1,006,345
Tridien	61,101	54,075	54,199
Intersegment eliminations	(9,501)	—	—

Total	1,657,609	1,248,740	1,538,473
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—

Total consolidated revenues	$1,657,609	$1,248,740	$1,538,473

	Year Ended December 31,
Profit (loss) of operating segments(1)	2010	2009	2008
ACI	$20,388	$16,297	$17,665
American Furniture (2)	(37,088)	6,487	5,123
ERGO (3)	(2,388)	—	—
Fox	19,576	10,658	10,707
Halo	4,870	2,847	5,289
Liberty (4)	(811)	—	—
Staffmark(5)	25,229	(55,603)	16,768
Tridien	8,013	7,400	4,228

Total	37,789	(11,914)	59,780

Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(11,524)	(10,558)	(16,451)
Loss on debt extinguishment	—	(3,652)	—
Other income (expense)	718	(282)	894
Corporate and other (6)	(60,618)	(34,520)	(33,880)

Total consolidated income (loss) before income taxes	$(33,635)	$(60,926)	$10,343

(1)	Segment profit (loss) represents operating income (loss).

(2)	Includes $38.8 million of goodwill and intangible asset impairment charges during the year ended December 31, 2010. See Note G.

(3)	The year ended December 31, 2010 results include $2.0 million of acquisition-related costs incurred in connection with the acquisition of ERGObaby.

(4)	The year ended December 31, 2010 results include $1.5 million of acquisition-related costs incurred in connection with the acquisition of Liberty.

(5)	Includes $50.0 million of goodwill impairment charges during the year ended December 31, 2009. See Note G.

(6)	Includes fair value adjustments related to the supplemental put liability and the call option of a noncontrolling shareholder. See Note H.

	Accounts	Accounts
	Receivable	Receivable
Accounts receivable	December 31, 2010	December 31, 2009
ACI	$5,694	$2,762
American Furniture	13,543	12,032
ERGO	3,273	—
Fox	17,482	15,590
Halo	29,761	25,103
Liberty	9,720	—
Staffmark	128,491	106,394
Tridien	6,004	9,078

Total	213,968	170,959
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	213,968	170,959

Allowance for doubtful accounts	(5,481)	(5,409)

Total consolidated net accounts receivable	$208,487	$165,550

						Depreciation and
			Identifiable			Amortization Expense
	Goodwill	Goodwill	Assets	Identifiable		for the Year
	Dec. 31,	Dec. 31,	Dec. 31,	Assets	Ended Dec. 31,
	2010	2009	2010(1)	Dec. 31, 2009(1)	2010	2009	2008
Goodwill and identifiable assets of operating segments
ACI	$57,615	$50,716	$28,919	$19,252	$4,279	$3,642	$3,741
American Furniture (3)	5,900	41,435	60,067	63,123	3,119	3,654	3,704
ERGO	33,397	—	59,248	—	4,305	—	—
Fox	31,372	31,372	82,295	73,714	6,150	6,509	6,716
Halo	39,252	39,060	41,304	43,647	3,235	3,351	3,157
Liberty	32,870	—	40,917	—	5,161	—	—
Staffmark	89,715	89,715	77,830	85,230	7,564	7,880	8,214
Tridien	19,555	19,555	18,774	20,584	2,890	2,623	2,740

Total	309,676	271,853	409,354	305,550	36,703	27,659	28,272
Reconciliation of segment to consolidated total:

Corporate and other identifiable assets	—	—	40,349	71,884	5,417	5,337	4,857
Amortization of debt issuance costs	—	—	—	—	1,789	1,776	1,969
Goodwill carried at Corporate level (2)	16,175	16,175	—	—	—	—	—

Total	$325,851	$288,028	$449,703	$377,434	$43,909	$34,772	$35,098

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

(3)	Refer to Note G for discussion regarding American Furniture’s goodwill impairment recorded during the year ended December 31, 2010.
Note F — Commitments and Contingencies
Leases
The Company leases office facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The future minimum rental commitments at December 31, 2010 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2011	$12,120
2012	10,016
2013	8,256
2014	6,263
2015	5,565
Thereafter	19,558

$61,778

The Company’s rent expense for the fiscal years ended December 31, 2010, 2009 and 2008 totaled $14.0 million, $14.1 million and $16.5 million, respectively.
Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note G — Goodwill and Other Intangible Assets
The Company performed its 2010 and 2009 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31. This annual impairment test involved a two-step process. The first step of the impairment test involved comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company’s reporting units are the same as its operating segments.

The Company determined fair values for each of its reporting units using both the income and market approach as discussed in Note B. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used its internal forecasts to estimate future cash flows and included an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each business. Discount rates were derived by applying market derived inputs and analyzing published rates for industries comparable to the Company’s reporting units. The Company used discount rates that are commensurate with the risks and uncertainty inherent in the financial markets generally and in the internally developed forecasts. Discount rates used in these reporting unit valuations ranged from approximately 15% to 16%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving businesses comparable to the Company’s reporting units. The Company assesses the valuation methodology under the market approach based upon the relevance and availability of data at the time of performing the valuation and weighs the methodologies appropriately.
2009 annual impairment test
The Company completed its analysis of the 2009 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2009. Based on the results of the test, an indication of impairment existed at the Company’s Staffmark reporting unit. In each of the other reporting units the result of the annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value. Based on the results of the second step of the impairment test, the Company estimated that the carrying value of the Staffmark goodwill exceeded its fair value by approximately $50.0 million. As a result of this shortfall, the Company recorded a $50.0 million pretax goodwill impairment charge to impairment expense on the consolidated statement of operations during the year ended December 31, 2009. The carrying amount of Staffmark exceeded its fair value due to the recent and projected significant decrease in revenue and operating profit at Staffmark resulting from the negative impact on temporary staffing and permanent placement revenues due to the depressed U.S. macroeconomic conditions resulting in downward employment trends.
In connection with the annual goodwill impairment testing at March 31, 2009, the Company tested other indefinite-lived intangible assets at the Staffmark reporting unit. As a result of this analysis we determined that the carrying value exceeded the fair value of the CBS Personnel trade name (an indefinite-lived asset), based principally on the phase-out of the CBS Personnel trade name and rebranding of the reporting unit to Staffmark beginning in February 2009. The fair value of the CBS Personnel trade name was determined by applying the income approach to forecasted revenues at the Staffmark reporting unit. The result of this analysis indicated that the carrying value of the trade name ($10.6 million) exceeded its fair value ($0.8 million) by approximately $9.8 million. Therefore, an impairment charge of $9.8 million was recorded to impairment expense on the consolidated statement of operations for the year ended December 31, 2009. The remaining balance of $0.8 million of the CBS Personnel trade name is being amortized over 2.75 years.
2010 annual impairment test
The Company completed its analysis of the 2010 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2010. For each reporting unit, the analysis indicated that the fair value of the reporting unit exceeded its carrying value and as a result the carrying value of goodwill was not impaired as of March 31, 2010.
Interim goodwill impairment
The Company tests goodwill at interim dates if events or circumstances indicate that goodwill might be impaired at any of the reporting units. As a result, the Company conducted an interim test for impairment at American Furniture based on results of operations which had deteriorated significantly during the second and third quarter of 2010. The domestic economy has undergone a significant period of economic uncertainty which has resulted in limited access to credit markets and lower consumer spending. The retail furniture market has been, and continues to be, severely impacted by these conditions, particularly as it relates to the housing market. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. The uptick in sales and results of operations that the Company anticipated at the beginning of this year, which it believed would coincide with the overall modest economic rebound has not occurred in the furniture industry and the Company does not at this time believe it will occur in the near future. Accordingly, the Company adjusted its forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a discounted cash flow analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture is below its carrying amount. Based on the results of the second step of the impairment test, the Company estimated that the carrying value of American Furniture’s goodwill exceeded its fair value by approximately $35.5 million. As a result of this shortfall, we recorded a $35.5 million goodwill impairment charge during the year ended December 31, 2010. Further, the results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $3.3 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.

No indicators of impairment existed at December 31, 2010.
A reconciliation of the change in the carrying value of goodwill for the periods ended December 31, 2010 and 2009 are as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2010	2009
Beginning balance:
Goodwill	$338,028	$339,095
Accumulated impairment losses	(50,000)	—

	288,028	339,095

Impairment losses	(35,535)	(50,000)
Acquisition of businesses (1)	73,492	1,009
Adjustment to purchase accounting	(134)	(2,076)

Total adjustments	37,823	(51,067)

Ending balance:
Goodwill	411,386	338,028
Accumulated impairment losses	(85,535)	(50,000)

	$325,851	$288,028

1)	Relates to the purchase of ERGObaby, Liberty Safe, Circuit Express and Relay Gear. Refer to Note C.
Approximately $164.4 million of goodwill is deductible for income tax purposes at December 31, 2010.
Other intangible assets subject to amortization are comprised of the following at December 31, 2010 and 2009 (in thousands):

	December 30,	December 31,	Weighted Average
	2010	2009	Useful Lives
Customer relationships	$231,783	$188,773	12
Technology	44,879	37,959	8
Trade names, subject to amortization	26,080	25,300	12
Licensing and non-compete agreements	10,048	4,451	4
Distributor relations and other	896	1,380	4

	313,686	257,863

Accumulated amortization customer relationships	(68,304)	(48,677)
Accumulated amortization technology	(16,663)	(11,360)
Accumulated amortization trade names, subject to amortization	(4,963)	(3,383)
Accumulated amortization licensing and non-compete agreements	(5,640)	(3,613)
Accumulated amortization distributor relations and other	(574)	(797)

Total accumulated amortization	(96,144)	(67,830)
Trade names, not subject to amortization	52,130	26,332

Total intangibles, net	$269,672	$216,365

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2011	$30,719
2012	30,161
2013	29,224
2014	28,817
2015	25,301

$144,222

The Company’s amortization expense of intangible assets for the fiscal years ended December 31, 2010, 2009 and 2008 totaled $33.1 million, $24.6 million and $24.6 million, respectively.
Note H — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010
	Carrying
Liabilities:	Value	Level 1	Level 2	Level 3
Derivative liability — interest rate swap	$143	$—	$143	$—
Supplemental put obligation	44,598	—	—	44,598
Call option of noncontrolling shareholder (1)	1,200	—	—	1,200
Put option of noncontrolling shareholders (2)	50	—	—	50

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2009
	Carrying
Liabilities:	Value	Level 1	Level 2	Level 3
Derivative liability — interest rate swap	$2,001	$—	$2,001	$—
Supplemental put obligation	12,082	—	—	12,082
Call option of noncontrolling shareholder	200	—	—	200
A reconciliation of the change in the carrying value of the Company’s level 3, supplemental put liability for the year ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Balance at January 1	$12,082	$13,411
Supplemental put expense (reversal)	32,516	(1,329)

Balance at December 31	$44,598	$12,082

A reconciliation of the change in the carrying value of our level 3 call option of a noncontrolling shareholder for the year ended December 31, 2010 is as follows (in thousands):

2010
Balance at January 1	$200
Fair Value adjustment to Call option (1)	1,000

Balance at December 31	$1,200

(1)	Represents a fair value adjustment to the call option of a noncontrolling shareholder of Tridien associated with an increase in the estimated fair value of Tridien.
Valuation Techniques
Interest rate swap:
The Company’s derivative instrument consists of an over-the-counter (OTC) interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Refer to Note J for further discussion of the Company’s interest rate swap contract.
Supplemental put:
The Company and CGM entered into a Supplemental Put Agreement, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the Management Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The large increase in the supplemental put liability during the year ended December 31, 2010, as compared to the prior year, was primarily related to increases in the estimated values of the Staffmark, Advanced Circuits and Fox operating segments, slightly offset by a decline in the estimated value of the American Furniture operating segment.
Refer to Note B for a detailed discussion of the valuation technique related to the supplemental put.
Options of noncontrolling shareholder:
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
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2010 (in thousands):

					Gains/(losses)
	Fair Value Measurements at Dec. 31, 2010				Year ended Dec. 31,
Assets:	Carrying Value	Level 1	Level 2	Level 3	2010	2009
Goodwill (1)	$5,900	$—	$—	$5,900	$(35,535)	$—
Trade name (2)	3,000	—	—	3,000	(3,300)	$—

(1)	Represents the fair value of goodwill at the AFM business segment subsequent to the goodwill impairment charge recognized during the year ended December 31, 2010. See Note G for further discussion regarding impairment and valuation techniques applied.

(2)	Represents the fair value of AFM’s trade name at the AFM business segment subsequent to the impairment charge recognized during the year ended December 31, 2010.
Note I — Debt
On December 7, 2007, the Company entered into its current Credit Agreement with a group of lenders led by Madison Capital, LLC (“Madison”). The Credit Agreement amended provides for a Revolving Credit Facility totaling $340.0 million and a Term Loan Facility with a balance of $74.0 million at December 31, 2010, (collectively “Credit Agreement”). The Credit Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses.
Term Loan Facility
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
Revolving Credit Facility
The Revolving Credit Facility matures on December 7, 2012. Availability under the Revolving Credit Facility is limited to the lesser of $340 million or the Company’s borrowing base at the time of borrowing. The Company incurred approximately $10.7 million in fees and costs for the arrangement of the Credit Agreement. These costs were capitalized and are being amortized over the life of the loans. Approximately $1.8 million, $1.8 million and $2.0 million were amortized to debt issuance cost in 2010, 2009 and 2008, respectively, in connection with these capitalized costs. The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50%, based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. The Company is required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. The Company recorded commitment fees of $3.0 million, $3.5 million and $3.1 million during 2010, 2009 and 2008 respectively, to interest expense.
At December 31, 2010, the Company had revolving credit availability of approximately $248.3 million under its Revolving Credit Facility. The Company intends to use the availability under the Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under its Credit Agreement and to provide for working capital needs.
Convenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the Credit Agreement. In addition, the Company is required to maintain certain financial ratios under the Revolving Credit Facility. The Company was in compliance with all covenants at December 31, 2010. The following table reflects required and actual financial ratios as of December 31, 2010 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	6.39:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	9.75:1.0
Leverage Ratio	less than or equal to 3.5:1.0	1.17:1.0
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
Letters of credit
The Credit Agreement allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2010 and 2009 totaled approximately $69.7 million and $66.2 million, respectively. Letter of credit fees recorded to interest expense was $1.7 million for each of the years ended December 31, 2010, 2009 and 2008.
The following table provides the Company’s debt holdings at December 31, 2010 and December 31, 2009 (in thousands):

	December 31,
	2010	2009
Revolving credit facility	$22,000	$500
Term loan facility	74,000	76,000

Total debt	$96,000	$76,500

Less: Current portion, term loan facility	(2,000)	(2,000)
Less: Current portion, revolving credit facility	—	(500)

Long term debt	$94,000	$74,000

Annual maturities of our Term Loan Facility and Revolving Credit Facility are scheduled as follows:

2011	$2,000
2012	24,000
2013	70,000
2014	—
2015	—
Thereafter	—

$96,000

Note J — Derivative Instruments and Hedging Activities
On January 22, 2008, the Company entered into a three-year fixed-for-floating interest rate swap for $140.0 million with its bank lenders in order to reduce the risk of changes in cash flows associated with the variable interest payments on the last $140.0 million of debt outstanding under its Term Loan Facility. The swap expired on January 22, 2011. The swap effectively fixed the interest rate at 7.35% on the last $140.0 million of the Company’s outstanding Term Loan Facility. The objective of the swap is to hedge the risk of changes in cash flows associated with the future interest payments on variable rate Term Loan Facility debt with a notional amount of $140.0 million. The cash flow from the swap is expected to offset any changes in the interest payments on the last $140.0 million of variable rate Term Debt due to changes in the three-month LIBOR rate. On February 18, 2009, the Company terminated $70.0 million of the swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.5 million from accumulated other comprehensive loss into earnings during the year ended December 31, 2009.
The swap is a hedge of future specified cash flows. As a result, the swap is a derivative and was designated as a hedging instrument at the initiation of the swap. The Company has applied cash flow hedge accounting. At the end of each period, the swap is recorded in the consolidated balance sheet at fair value in either other assets if it is an asset position, or in accrued liabilities if it is in a liability position. Any related increases or decreases in the fair value are recognized on the Company’s consolidated balance sheet within accumulated other comprehensive income.
The Company assesses the effectiveness of its swap on a quarterly basis. The Company considered the impact of the recent credit crisis in the United States in assessing the risk of counterparty default. The Company believed that it was likely that the counterparty for these swaps would continue to perform throughout the contract period, and as a result continued to deem the swaps as effective hedging instruments. A counterparty default risk is considered in the valuation of the interest rate swaps.
At December 31, 2010, management has assessed and concluded that its cash flow hedge (swap) has no ineffectiveness, as determined by the Change in Variable Cash Flows method due to the following conditions being met: (i) the floating rate leg of the swap and the hedged variable cash flows are based on three-month LIBOR; (ii) the interest rate reset dates of the floating rate leg of the swap and the hedged variable cash flows of the last $70.0 million of variable rate Term Loan Facility debt are the same; (iii) the hedging relationship does not contain any other basis differences; and (iv) the likelihood of the obligor not defaulting is assessed as being probable. If the Company partially or fully extinguishes the floating rate debt payments being hedged or were to terminate the interest swap, a portion or all of the gains or losses that have accumulated in other comprehensive income would be recognized in earnings at that time. Prospective and retrospective assessments of the ineffectiveness of the hedge have been and will be made at the end of each fiscal quarter.
At December 31, 2010, the unrealized loss on the swap, reflected in accumulated other comprehensive income, was approximately $0.1 million.
The following table provides the fair value of the Company’s cash flow hedge as well as its location on the balance sheet as of December 31, 2010 and 2009 (in thousands):

	December 30,	December 31,	Balance Sheet
	2010	2009	Location
Liability
Cash flow hedge current	$143	$1,620	Other current liabilities
Cash flow hedge non-current	—	381	Other non-current liabilities

Total	$143	$2,001

Note K — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Current taxes
Federal	$14,843	$1,997	$13,386
State	3,438	1,686	2,276

Total current taxes	18,281	3,683	15,662

Deferred taxes:
Federal	(6,366)	(24,519)	(8,379)
State	(499)	(445)	(757)
Foreign	(281)	—	—

Total deferred taxes	(7,146)	(24,964)	(9,136)

Total tax provision (benefit)	$11,135	$(21,281)	$6,526

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
(in thousands)	2010	2009
Deferred tax assets:
Tax credits	$—	$43
Accounts receivable and allowances	1,739	1,631
Workers’ compensation	17,961	14,952
Accrued expenses	5,713	4,340
Loan forgiveness	—	111
Other	3,084	1,649

Total deferred tax assets	$28,497	$22,726

Deferred tax liabilities:
Intangible assets	$(65,172)	$(54,867)
Property and equipment	(7,269)	(3,636)
Prepaid and other expenses	(2,016)	(1,894)

Total deferred tax liabilities	$(74,457)	$(60,397)

Total net deferred tax liability	$(45,960)	$(37,671)

For the years ending December 31, 2010 and 2009, the Company recognized approximately $74.5 million and $60.4 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of its businesses. For financial accounting purposes the Company recognized a significant increase in the fair values of the intangible assets and property and equipment in the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse.
There was no valuation allowance at December 31, 2010 or 2009. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2010, 2009 and 2008 are as follows:

	Years ended December 31,
	2010	2009	2008
United States Federal Statutory Rate	(35.0%)	(35.0%)	35.0%
Foreign and State income taxes (net of Federal benefits)	4.9	1.3	9.5
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	39.7	4.6	36.5
Credit utilization	(12.8)	(4.2)	(24.1)
Non-deductible acquisition costs	1.5	—	—
Impairment expense	37.0	—	—
Other	(2.2)	(1.7)	6.2

Effective income tax rate	33.1%	(35.0%)	63.1%

A reconciliation of the amount of unrecognized tax benefits for 2010, 2009 and 2008 are as follows (in thousands):

Balance at January 1, 2008	118
Additions for prior years’ tax positions	27
Reductions for prior years’ tax positions	(44)

Balance at December 31, 2008	101
Additions for current years’ tax positions	1,635
Reductions for prior years’ tax positions	(11)

Balance at December 31, 2009	$1,725
Additions for current years’ tax positions	1,987
Additions for prior years’ tax positions	778
Reductions for prior years’ tax positions	(30)

Balance at December 31, 2010	$4,460

Included in the unrecognized tax benefits at December 31, 2010 and 2009 is $3.6 million and $1.4 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions and at December 31, 2010 and 2009, there is $383 thousand and $127 thousand accrued, respectively. Such amounts are included in the Provision (benefit) for income taxes in the accompanying consolidated statements of operations. The change in the unrecognized tax benefits during 2010 and 2009 is primarily due to the uncertainty of the deductibility of amortization and depreciation established as part of initial purchase price allocations in 2008. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on our consolidated results of operations or financial position.
The Company and its operating segments file U.S. federal and state income tax returns in many jurisdictions with varying statutes of limitations. The 2006 through 2010 tax years generally remain subject to examinations by the taxing authorities.
Note L- Noncontrolling interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s percent ownership of its majority owned operating segments, as of December 31, 2010, 2009 and 2008 and related noncontrolling interest balances as of December 31, 2010 and 2009:

	% Ownership (1)		% Ownership (1)		% Ownership (1)
	December 31, 2010		December 31, 2009		December 31, 2008
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
Advanced Circuits	69.6	69.4	70.2	70.2	70.2	70.2
American Furniture	99.9	91.4	93.9	84.5	93.9	84.5
ERGObaby	83.9	79.9	n/a	n/a	n/a	n/a
FOX	75.7	68.1	75.5	67.5	75.5	69.8
HALO	88.7	72.8	88.7	72.8	88.3	73.6
Liberty	96.2	87.7	n/a	n/a	n/a	n/a
Staffmark	76.2	68.5	76.2	69.4	66.4	62.4
Tridien	73.9	61.8	74.4	61.7	67.0	57.0

(1)	The principal difference between primary and fully diluted percentages of our operating segments is primarily due to stock option issuances of operating segment stock to management of the respective operating segment.

	Noncontrolling Interest Balances
	as of December 31,
(in thousands)	2010	2009
ACI	$2,326	$—
American Furniture	(163)	2,110
ERGObaby	7,087	n/a
FOX	13,373	10,946
HALO	3,211	3,065
Liberty	1,156	n/a
Staffmark	50,962	46,286
Tridien	9,788	8,398
CGM	100	100

	$87,840	$70,905

ACI
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
On December 9, 2010, the Company entered into an amendment to the inter-company loan agreement with Advanced Circuits. As a result of this amendment, the noncontrolling interest ownership percentage of Advanced Circuits increased from 25% to 30%. Refer to Note P for further information related to this amendment.
American Furniture
On December 30, 2010, the Company entered into an amendment to the inter-company loan agreement with American Furniture. As a result of this transaction, the ownership percentage of the outstanding common stock of American Furniture increased to approximately 99.9% on a primary basis and 91.4% on a fully diluted basis. Refer to Note P for further information related to this amendment.
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
Tridien
On August 8, 2008, the Company exchanged a Promissory Note (Refer to Note P) due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the CEO of Tridien in exchange for shares of stock of Tridien held by the CEO. As a result of this exchange of shares, noncontrolling interest decreased by approximately $3.9 million in 2008.

In September 2009, Tridien redeemed outstanding shares of Tridien stock from a noncontrolling interest holder of Tridien for $3.0 million. This payment is included in net proceeds provided by noncontrolling interest on the Company’s Consolidated Statement of Cash Flows.
Note M- Stockholder’s Equity
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
Initial public offering
On May 16, 2006, the Company completed its initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, the Company also completed the private placement of 5,733,333 shares to Compass Group Investments, Inc. (“CGI”) for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the prior Chief Executive Officer of the Company, and owned by the Company’s management team, for approximately $4.0 million. Pharos I LLC was dissolved during 2010 and its shares were distributed to its individual members. CGI also purchased 666,667 shares for $10.0 million through the IPO.
Secondary offerings
On May 8, 2007, the Company completed an offering of 9,200,000 trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, CGI purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds of the secondary offering to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. The Company used a portion of the net proceeds to repay the outstanding balance on its Revolving Credit Facility.
On June 9, 2009, the Company completed an offering of 5,100,000 Trust shares at an offering price of $8.85 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $42.1 million.
On April 13, 2010, the Company completed an offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $75.0 million. The Company used $70.0 million of the net proceeds to pay down its Revolving Credit Facility.
On November 12, 2010, the Company completed an offering of 4,850,000 Trust shares (including the underwriter’s over-allotment completed December 8, 2010) at an offering price of $16.90 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $78.0 million. The Company used $70.0 million of the net proceeds to pay down its Revolving Credit Facility.
Distributions
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

During the year ended December 31, 2010, the Company paid the following distributions:
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
On January 28, 2011, the Company paid a distribution of $0.34 per share to holders of record as of January 21, 2011.
On March 8, 2011, the Company declared a distribution of $0.36 per share to be paid April 12, 2011 to holders of record as of March 29, 2011.
Note N — Unaudited Quarterly Financial Data
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
During the quarter ended December 31, 2010, the Company revised its goodwill impairment charge at its American Furniture segment and write down of the related trade name based on the final results from the Step 2 goodwill impairment analysis. During the quarter ended December 31, 2010, the Company reversed $5.9 million of goodwill impairment previously charged and at the same time increased the trade name write down at American Furniture by $2.3 million.

	December 31,	September 30,	June 30,	March 31,
(in thousands)	2010	2010	2010	2010
Total revenues	$438,901	$460,767	$404,322	$353,619
Gross profit	99,158	99,531	85,692	71,026
Operating income (loss)	6,261	(21,212)	9,086	(15,175)
Net income (loss) attributable to Holdings	$(1,269)	$(30,059)	$(1,460)	$(15,969)

Basic and fully diluted loss per share attributable to Holdings:	$(0.03)	$(0.72)	$(0.04)	$(0.44)

	December 31,	September 30,	June 30,	March 31,
(in thousands)	2009	2009	2009	2009
Total revenues	$362,059	$324,239	$287,528	$274,914
Gross profit	78,910	71,064	64,166	57,609
Operating income (loss)	6,461	7,902	2,974	(61,995)
Net income (loss) attributable to Holdings	$(1,680)	$2,101	$627	$(27,318)

Basic and fully diluted income (loss) per share attributable to Holdings:	$(0.05)	$0.06	$0.02	$(0.87)

Note O — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

	December 31,	December 31,
	2010	2009
Summary of accrued expenses:
Accrued payroll and fringes	$32,819	$26,274
Accrued taxes	14,057	9,816
Income taxes payable	7,605	3,622
Accrued interest	1,771	1,936
Warranty payable	3,237	1,529
Other accrued expenses	14,813	11,129

Total	$74,302	$54,306

	December 31,	December 31,
	2010	2009
Warranty liability:
Beginning balance	$1,529	$1,577
Accrual	2,872	1,451
Warranty payments	(1,726)	(1,499)
Other (1)	562	—

Ending balance	$3,237	$1,529

(1)	Represents warranty liabilities acquired related to Liberty and ERGObaby.
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
Supplemental Cash Flow Statement Data (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Interest paid	$12,033	$12,527	$15,754
Taxes paid	10,101	7,709	15,971
Note P — Related Party Transactions
The Company has entered into the following related party transactions with its Manager, CGM:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees
Management Services Agreement - The Company entered into a management services agreement (“MSA”) with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets, as defined in the MSA. The Company amended the MSA on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders.
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of the operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due CGM by the Company under the MSA.
For the year ended December 31, 2010, 2009 and 2008, the Company incurred the following management fees to CGM, by entity
(in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Advanced Circuits	$500	$375	$500
American Furniture	500	375	500
ERGObaby	125	n/a	n/a
FOX	500	375	496
HALO	500	375	500
Liberty	375	n/a	n/a
Staffmark	304	659	1,715
Tridien	350	263	350
Corporate	12,226	10,678	11,144

	$15,380	$13,100	$15,205

Staffmark paid management fees of approximately $0.1 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively, to a separate manager of Staffmark LLC, unrelated to CGM.
Approximately $2.7 million and $3.3 million of the management fees incurred were unpaid as of December 31, 2010 and 2009, respectively, and included in Due to related party on the consolidated balance sheets.
LLC Agreement
In addition to providing management services to the Company, pursuant to the MSA, CGM owns 100% of the Allocation Interests in the Company. CGM paid $0.1 million for these Allocation Interests and has the right to cause the Company to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. Certain events include, but are not limited to, the dispositions of subsidiaries.
Supplemental Put Agreement
Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as an adjustment to earnings. Refer to Note B for a description of the calculation of the supplemental put liability. For the years ended December 31, 2010 and 2008, the Company recognized approximately $32.5 million and $6.4 million in expense related to the Supplemental Put Agreement. For the year ended December 31, 2009, the Company reversed expense related to the Supplemental Put Agreement of approximately $1.3 million. The Company paid approximately $14.9 million to CGM during the year ended December 31, 2008 related to the profit allocation for the dispositions of Aeroglide and Silvue.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $2.8 million, $2.7 million and $2.6 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2010, 2009 and 2008, respectively.
CGM acted as an advisor for each of the 2010 acquisitions for which it received transaction service and expense payments totaling approximately $1.6 million. CGM acted as an advisor for each of the 2008 acquisitions for which it received transaction service and expense payments of approximately $2.0 million.

The Company has entered into the following significant related party transactions with its businesses:
Advanced Circuits
In connection with the acquisition of Advanced Circuits by CGI, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $8.2 million for the purchase of shares of Advanced Circuit’s common stock in late 2005 and early 2006. The notes bared interest at 6% and interest was added to the notes. Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The original measurement date for determination of any potential loan forgiveness was based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. Advanced Circuits had been accruing loan forgiveness over the service period measured from the issuance of the notes until the original measurement date of December 31, 2010. However, the Company accelerated the loan forgiveness to January 2010 and as a result, forgave a portion of the loan balance as described below. As a result Advanced Circuits reversed $0.7 million of loan forgiveness previously accrued in prior years during the year ended December 31, 2009. In addition, the Company recorded the amount of interest due over the original service period of the loan by increasing the loan forgiveness accrual by $1.3 million and by recording $1.1 million of interest income during the year ended December 31, 2009. During each of the fiscal years 2008 and 2007, ACI accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense. Approximately $5.8 million is reflected as a component of other non-current liabilities in the consolidated balances sheet as of December 31, 2009.
On January 12, 2010, in connection with a 2009 loan forgiveness arrangement referred to above, a portion of the outstanding loan between the Company and certain members of Advanced Circuits management was repaid with Class A common stock of Advanced Circuits valued at $47.50 per share ($4.75 million). These same members of Advanced Circuits management were granted 0.1 million stock options in Advanced Circuits common stock. These options were fully vested on grant date and as a result Advanced Circuits recorded a $3.8 million non-cash expense during the year ended December 31, 2010 to selling, general and administrative expense in the consolidated statement of operations.
On December 9, 2010, the Company entered into an amendment to the intercompany loan agreement (the “Amendment”) with Advanced Circuits (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $40.0 million and a special short term facility of $8.7 million and to permit the proceeds thereof to fund cash distributions totaling $48.7 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company, (ii) extend the maturity dates of the term loans under the Loan Agreement, and (iii) modify borrowing rates under the Loan Agreement. The Company’s share of the cash distribution was approximately $38.0 million with approximately $14.6 million being distributed to ACH’s non-controlling shareholders. All other material terms and conditions of the Loan Agreement were unchanged. Stock options totaling 96,982 were issued on January 12, 2010 and were exercised at the time of this distribution.
Refer to Note L for the impact on noncontrolling interest with respect to this transaction.
American Furniture
AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2010 and 2009 totaled approximately $17.6 million and $19.4 million, respectively. The Company had unpaid balances due to Independent of $1.3 million and $2.2 million as of December 31, 2010 and December 31, 2009, respectively.
On December 30, 2010, the Company entered into an amendment to the intercompany loan agreement with American Furniture wherein the Company contributed $50.6 million in additional equity contributions in exchange for the following:
•	$1.0 million in unpaid Management fees

•	$35.5 million in outstanding term loans

•	$14.1 million in outstanding revolving loans
Refer to Note L for the impact on noncontrolling interest with respect to this transaction.
Fox
The Company leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder, Chief Engineering Officer and noncontrolling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively.
Tridien
On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Tridien, representing approximately 69.8% of the voting power of all Tridien stock. On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note (“Note”) issued by a borrower controlled by Tridien’s chief executive officer. The Note was secured by shares of Tridien stock and guaranteed by Tridien’s chief executive officer. The Note accrued interest at the rate of 13% per annum and was added to the Note’s principal balance. The Note was to mature on August 15, 2008. The Company recorded interest income totaling $0.5 million in 2008 related to this note.
On August 8, 2008 the Company exchanged the aforementioned Note, due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the CEO of Tridien in exchange for shares of stock of Tridien held by the CEO. In addition, the CEO of Tridien was granted an option to purchase approximately 10% of the outstanding shares of Tridien, at a strike price exceeding the exchange price, from the Company in the future for which the CEO exchanged Tridien stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.
On August 5, 2008, the Company exchanged $1.5 million in term debt due from Tridien for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Tridien.
Refer to Note L for the impact on noncontrolling interest with respect to these transactions.
The Company leases two facilities from noncontrolling shareholders of Tridien. The term of the leases are through September of 2013 and February of 2014. Tridien paid rent under these leases of approximately $0.9 million for each of the years ended December 31, 2010, 2009 and 2008.

SCHEDULE II —Valuation and Qualifying Accounts

	Balance at	Additions
	beginning of	Charge to costs					Balance at end
(in thousands)	year	and expense	Other		Deductions		of Year
Allowance for doubtful accounts - 2008	$3,204	$3,917	$1,778	(1)	$4,075	(2)	$4,824
Allowance for doubtful accounts - 2009	$4,824	$5,999	$—		$5,414	(2)	$5,409
Allowance for doubtful accounts - 2010	$5,409	$3,645	$400	(1)	$3,973		$5,481

Valuation allowance for deferred tax assets - 2008	$359	$—	$—		$359	(3)	$—
Valuation allowance for deferred tax assets - 2009	$—	$—	$—		$—		$—
Valuation allowance for deferred tax assets - 2010	$—	$—	$—		$—		$—

(1)	Represents opening allowance balances related to current year acquisitions.

(2)	Represent write-offs and rebate payments.

(3)	Represents utilization of deferred tax asset and corresponding removal of valuation allowance.

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010)

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.6	Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006 (incorporated by reference to Exhibit 10.1

Exhibit
Number	Description
of the 8-K filed on November 22, 2006)

10.7	First Amendment to Credit Agreement, entered into as of December 19, 2006, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K filed on March 14, 2008)

10.8	Increase Notice, Consent and Second Amendment to Credit Agreement, effective as of May 23, 2007, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 29, 2007)

10.9	Third Amendment to Credit Agreement as of December 7, 2007, among Madison Capital Funding LLC, as Agent for the Lenders, the Existing Lenders and New Lenders and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 11, 2007)

10.10	Increase Notice and Fourth Amendment to Credit Agreement, entered into as of January 30, 2008, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K on March 14, 2008)

10.11	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 15, 2009 and originally effective as of May 16, 2006

10.12	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.13	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of the Company and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010)

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010)

*	Filed herewith.