Form 10-Q
period 2011-03-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2011-05-09
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of May 1, 2011, there were 46,725,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2011

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc. (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2010 acquisitions” refer to, collectively, the acquisitions of Liberty Safe and Security Products, LLC and ERGObaby Carrier, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of December 21, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $73.5 million Term Loan Facility, as of March 31, 2011, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands)	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,120	$13,536
Accounts receivable, less allowances of $4,554 at March 31, 2011 and $5,481 at December 31, 2010	204,237	208,487
Inventories	77,831	77,412
Prepaid expenses and other current assets	29,343	33,904

Total current assets	328,531	333,339
Property, plant and equipment, net	35,407	33,484
Goodwill	319,766	325,851
Intangible assets, net	260,099	269,672
Deferred debt issuance costs, less accumulated amortization of $7,341 at March 31, 2011 and $6,882 at December 31, 2010	3,389	3,822
Other non-current assets	23,861	17,873

Total assets	$971,053	$984,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,199	$53,197
Accrued expenses	95,412	74,302
Due to related party	3,380	2,692
Distribution payable	16,821	—
Current portion of supplemental put obligation	6,300	—
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	17,943	18,170
Other current liabilities	689	1,043

Total current liabilities	195,744	151,404
Supplemental put obligation	41,526	44,598
Deferred income taxes	73,606	74,457
Long-term debt	78,500	94,000
Workers’ compensation liability	40,902	40,588
Other non-current liabilities	2,534	3,084

Total liabilities	432,812	408,131

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 46,725 shares issued and outstanding at March 31, 2011 and December 31, 2010	638,759	638,763
Accumulated other comprehensive loss	—	(143)
Accumulated deficit	(190,232)	(150,550)

Total stockholders’ equity attributable to Holdings	448,527	488,070
Noncontrolling interest	89,714	87,840

Total stockholders’ equity	538,241	575,910

Total liabilities and stockholders’ equity	$971,053	$984,041

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Net sales	$177,326	$136,218
Service revenues	246,799	217,401

Total revenues	424,125	353,619
Cost of sales	119,687	94,067
Cost of services	214,850	188,526

Gross profit	89,588	71,026

Operating expenses:
Staffing expense	22,115	19,607
Selling, general and administrative expense	46,397	42,381
Supplemental put expense	3,228	14,426
Management fees	3,843	3,664
Amortization expense	7,702	6,123
Impairment expense	7,700	—

Operating loss	(1,397)	(15,175)

Other income (expense):
Interest income	2	15
Interest expense	(2,539)	(2,701)
Amortization of debt issuance costs	(459)	(418)
Other income (expense), net	246	180

Loss before income taxes	(4,147)	(18,099)
Provision (benefit) for income taxes	2,420	(2,812)

Net loss	(6,567)	(15,287)
Net income attributable to noncontrolling interest	407	682

Net loss attributable to Holdings	$(6,974)	$(15,969)

Basic and fully diluted loss per share attributable to Holdings
	$(0.15)	$(0.44)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	46,725	36,625

Cash distributions declared per share	$0.36	$0.34

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Total
				Accumulated	Stockholders’
				Other	Equity	Non-	Total
	Number of		Accumulated	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	Deficit	Loss	to Holdings	Interest	Equity
Balance — January 1, 2011	46,725	$638,763	$(150,550)	$(143)	$488,070	$87,840	$575,910
Net loss	—	—	(6,974)	—	(6,974)	407	(6,567)
Other comprehensive income — cash flow hedge gain	—	—	—	143	143	—	143

Comprehensive income (loss)	—	—	(6,974)	143	(6,831)	407	(6,424)
Offering costs from the issuance of Trust Shares in 2010	—	(4)	—	—	(4)	—	(4)
Option activity attributable to noncontrolling interest holders	—	—	—	—	—	1,467	1,467
Distributions declared and unpaid	—	—	(16,821)	—	(16,821)	—	(16,821)
Distributions paid	—	—	(15,887)	—	(15,887)	—	(15,887)

Balance — March 31, 2011	46,725	$638,759	$(190,232)	$—	$448,527	$89,714	$538,241

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(6,567)	$(15,287)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,427	1,882
Amortization expense	7,887	6,123
Impairment expense	7,700	—
Amortization of debt issuance costs	459	418
Supplemental put expense	3,228	14,426
Noncontrolling stockholder charges and other	852	4,370
Deferred taxes	(993)	(2,121)
Other	292	(210)
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	5,041	310
Increase in inventories	(654)	(49)
Increase in prepaid expenses and other current assets	(3,302)	(724)
Increase in accounts payable and accrued expenses	23,388	7,241

Net cash provided by operating activities	39,758	16,379

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(83,708)
Purchases of property and equipment	(4,565)	(964)
Other investing activities	62	14

Net cash used in investing activities	(4,503)	(84,658)

Cash flows from financing activities:
Borrowings under Credit Agreement	—	71,500
Repayments under Credit Agreement	(15,500)	(2,000)
Distributions paid	(15,887)	(12,452)
Net proceeds provided by noncontrolling interest	—	2,085
Debt issuance costs	—	(155)
Other	(284)	(50)

Net cash provided by (used in) financing activities	(31,671)	58,928

Net increase (decrease) in cash and cash equivalents	3,584	(9,351)
Cash and cash equivalents — beginning of period	13,536	31,495

Cash and cash equivalents — end of period	$17,120	$22,144

Supplemental cash flow disclosure of financing activities:
Dividends declared but not yet paid	$16,821	$—
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2011
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
The Company is a controlling owner of eight businesses, or operating segments, at March 31, 2011. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AFM Holdings Corporation (“AFM” or “American Furniture”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), HALO Lee Wayne LLC (“HALO”), Liberty Safe and Security Products, LLC (“Liberty Safe” or “Liberty”), Staffmark Holdings, Inc. (“Staffmark”), and Tridien Medical (“Tridien”). Refer to Note D for further discussion of the operating segments.
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-month periods ended March 31, 2011 and March 31, 2010, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from Staffmark are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes associated with payroll paid to its employees. Earnings from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Note C —Recent accounting pronouncements
In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for the Company January 1, 2010. The amended guidance for Level 3 fair value measurements was effective for the Company January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of this amended guidance did not have a significant impact on the condensed consolidated financial statements.
In December 2010, the FASB issued amended guidance for performing goodwill impairment tests, which was effective for the Company January 1, 2011. The amended guidance requires reporting units with zero or negative carrying amounts to be assessed to determine if it is more likely than not that goodwill impairment exists. As part of this assessment, entities should consider all qualitative factors that could impact the carrying value. The adoption of this amended guidance did not have a significant impact on the condensed consolidated financial statements.
Note D — Operating segment data
At March 31, 2011, the Company had eight reportable operating segments. Each operating segment represents an acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Advanced Circuits, an electronic components manufacturing company, is a provider of prototype, quick-turn and production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	American Furniture is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally. ERGObaby is headquartered in Pukalani, Hawaii.

•	Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are sold worldwide.

•	HALO serves as a one-stop shop for approximately 40,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 870 account executives. HALO is headquartered in Sterling, Illinois.

•	Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From its over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•	Staffmark, a national provider of contingent workforce solutions that serves the temporary staffing needs of employers throughout the United States, provides a full spectrum of light industrial and clerical staffing solutions. Staffmark is headquartered in Cincinnati, Ohio.

•	Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.
The tabular information that follows shows data of each of the operating segments reconciled to amounts reflected in the condensed consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for any operating segment, except Fox and ERGObaby, in each of the periods presented below. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $27.9 million and $21.4 million for the three months ended March 31, 2011 and 2010, respectively. Of the Asian sales, sales to Taiwan totaled $8.6 million and $8.1 million for the three months ended March 31, 2011 and 2010, respectively. ERGObaby recorded net sales to locations outside the United States of $8.1 million for the three months ended March 31, 2011. There were no significant inter-segment transactions.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in Corporate and other. A disaggregation of the Company’s consolidated revenue and other financial data for the three months ended March 31, 2011 and 2010 is presented below (in thousands):
Net sales of operating segments

	Three Months Ended March 31,
	2011	2010
ACI	$20,293	$14,484
American Furniture	35,940	43,980
ERGObaby	11,471	—
Fox	42,880	32,732
Halo	32,686	29,704
Liberty	20,203	—
Staffmark	246,799	217,402
Tridien	13,853	15,317

Total	424,125	353,619
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—

Total consolidated revenues	$424,125	$353,619

Profit (loss) of operating segments (1)

	Three Months Ended March 31,
	2011	2010
ACI	$7,082	$944
American Furniture (2)	(7,998)	2,713
ERGObaby	2,384	—
Fox	5,024	2,862
Halo	(451)	(775)
Liberty	896	(1,450)
Staffmark	(336)	(832)
Tridien	1,243	2,234

Total	7,844	5,696
Reconciliation of segment profit to consolidated loss before income taxes:
Interest expense, net	(2,537)	(2,686)
Other income	246	180
Corporate and other (3)	(9,700)	(21,289)

Total consolidated loss before income taxes	$(4,147)	$(18,099)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Includes $7.7 million of goodwill and intangible asset impairment charges during the three months ended March 31, 2011. See Note F.

(3)	Includes fair value adjustments related to the supplemental put liability and the call option of a noncontrolling shareholder. See Note H.

	Accounts	Accounts
	Receivable	Receivable
	March 31, 2011	December 31, 2010
Accounts receivable
ACI	$5,815	$5,694
American Furniture	16,007	13,543
ERGObaby	4,911	3,273
Fox	15,871	17,482
Halo	20,740	29,761
Liberty	12,378	9,720
Staffmark	126,735	128,491
Tridien	6,334	6,004

Total	208,791	213,968

Reconciliation of segment to consolidated totals:
Corporate and other	—	—

Total	208,791	213,968
Allowance for doubtful accounts	(4,554)	(5,481)

Total consolidated net accounts receivable	$204,237	$208,487

					Depreciation and
			Identifiable		Amortization Expense
	Goodwill	Goodwill	Assets	Identifiable	for the Three Months
	Mar. 31,	Dec. 31,	Mar. 31,	Assets	Ended Mar. 31,
	2011	2010	2011(1)	Dec. 31, 2010(1)	2011	2010
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$28,851	$28,919	$1,102	$905
American Furniture (3)	—	5,900	53,813	60,067	771	776
ERGObaby	33,397	33,397	58,554	59,248	684	—
Fox	31,372	31,372	86,030	82,295	1,625	1,526
Halo	39,252	39,252	44,466	41,304	812	840
Liberty	32,685	32,870	37,946	40,917	1,612	—
Staffmark	89,715	89,715	76,304	77,830	1,883	1,895
Tridien	19,555	19,555	18,844	18,774	581	608

Total	303,591	309,676	404,808	409,354	9,070	6,550
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	42,242	40,349	1,244	1,455
Amortization of debt issuance costs	—	—	—	—	459	418
Goodwill carried at Corporate level (2)	16,175	16,175	—	—	—	—

Total	$319,766	$325,851	$447,050	$449,703	$10,773	$8,423

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

(3)	Refer to Note F for discussion regarding American Furniture’s goodwill impairment recorded during the three months ended March 31, 2011.
Other segment
Staffmark
On April 12, 2011, Staffmark filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of Staffmark’s common stock. The Company currently owns approximately 68.5% of Staffmark’s common stock, on a fully diluted basis.

ERGObaby
In connection with the acquisition of ERGObaby in September 2010, the Company recorded contingent consideration of $0.2 million during 2010, its then fair value. The contingent consideration relates to the $2.0 million additional cash payment the sellers would be entitled to in the event ERGObaby’s net sales, as determined on a consolidated basis in accordance with U.S. GAAP, for the fiscal year ending December 31, 2011 are equal to or greater than a contractually agreed upon fixed amount. If the sellers do not reach this sales goal for the fiscal year ended December 31, 2011, the sellers would not be entitled to any payment. During the three months ended March 31, 2011, the Company recorded an increase in the fair value of the contingent consideration of $0.5 million associated with the increased probability of obtaining the contractually agreed upon sales goal for 2011. Refer to Note H for valuation techniques applied to the contingent consideration liability.
Note E — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Machinery, equipment and software	$43,408	$42,421
Office furniture and equipment	3,544	2,812
Leasehold improvements	11,688	9,551

	58,640	54,784
Less: accumulated depreciation	(23,233)	(21,300)

Total	$35,407	$33,484

Depreciation expense was $2.4 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively.
Inventory is comprised of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$51,414	$47,444
Finished goods	28,366	31,830
Less: obsolescence reserve	(1,949)	(1,862)

Total	$77,831	$77,412

Note F — Goodwill and other intangible assets
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized until their useful life is determined to no longer be indefinite. Goodwill and indefinite lived intangible assets are tested for impairment at least annually as of March 31, or unless a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.
2011 Annual goodwill impairment testing
The Company conducted its annual goodwill impairment testing as of March 31, 2011. At each of the reporting units tested, the units’ fair value exceeded carrying value with the exception of American Furniture. The carrying amount of American Furniture exceeded its fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing employed by its competitors. As a result of the carrying amount of goodwill exceeding its fair value, the Company recorded a $5.9 million impairment charge as of March 31, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. The Company recorded a goodwill impairment charge totaling $35.5 million in the third quarter of 2010.
The carrying amount of American Furniture exceeded its fair value at March 31, 2011 by a significant amount due primarily to the significant decrease in revenue and operating profit together with management’s revised outlook on near term operating results. Further, the preliminary results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $1.8 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.
The impairment charge related to the American Furniture reporting unit reflects the preliminary result from the impairment analysis performed and is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed. The Company expects to finalize the goodwill impairment analysis during the second quarter of fiscal 2011. Any adjustments to the estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in the condensed consolidated financial statements in the second quarter of fiscal 2011.
Of the remaining seven reporting units as of March 31, 2011 the fair value of one of the reporting units was not substantially in excess of its carrying value. Information from the preliminary step-one impairment test for this reporting unit is as follows:

Reporting Unit	Percentage fair value of goodwill exceeds carrying value	Carrying value of goodwill @ March 31, 2011
HALO	9.7%	$39.2 million
A one percent increase in the discount rate, from 13% to 14%, would have impacted the fair value of HALO by approximately $5.0 million and would have required the Company to perform a step-two analysis that may have resulted in an impairment charge for HALO as of March 31, 2011. Factors that could potentially trigger a subsequent interim impairment review in the future and possible impairment loss at the HALO reporting unit include significant underperformance relative to future operating results or significant negative industry or economic trends.
The estimates employed and judgment used in determining critical accounting estimates have not changed significantly from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with the SEC.
2010 Annual goodwill impairment testing

The Company completed its 2010 annual goodwill impairment testing as of March 31, 2010. For each reporting unit, the analysis indicated that the fair value of the reporting unit exceeded its carrying value and as a result the carrying value of goodwill was not impaired.
A reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2011 and the year ended December 31, 2010, is as follows (in thousands):

	Three months	Year ended
	ended March 31,	December 31,
	2011	2010
Beginning balance:
Goodwill	$411,386	$338,028
Accumulated impairment losses	(85,535)	(50,000)

	325,851	288,028

Impairment losses	(5,900)	(35,535)
Acquisition of businesses (1)	—	73,492
Adjustment to purchase accounting	(185)	(134)

Total adjustments	(6,085)	37,823

Ending balance:
Goodwill	411,201	411,386
Accumulated impairment losses	(91,435)	(85,535)

	$319,766	$325,851

(1)	Relates to the purchase of ERGObaby, Liberty Safe, Circuit Express and Relay Gear in 2010.

Other intangible assets
Other intangible assets are comprised of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,	Weighted Average
	2011	2010	Useful Lives
Customer relationships	$231,623	$231,783	12
Technology	44,879	44,879	8
Trade names, subject to amortization	26,080	26,080	12
Licensing and non-compete agreements	10,048	10,048	4
Distributor relations and other	985	896	4

	313,615	313,686

Accumulated amortization customer relationships	(73,648)	(68,304)
Accumulated amortization technology	(17,989)	(16,663)
Accumulated amortization trade names, subject to amortization	(5,464)	(4,963)
Accumulated amortization licensing and non-compete agreements	(6,100)	(5,640)
Accumulated amortization distributor relations and other	(645)	(574)

Total accumulated amortization	(103,846)	(96,144)
Trade names, not subject to amortization	50,330	52,130

Total intangibles, net	$260,099	$269,672

Amortization expense related to intangible assets was $7.9 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively.
Note G — Debt
The Credit Agreement at March 31, 2011 provides for a Revolving Credit Facility totaling $340 million, subject to borrowing base restrictions, which matures in December 2012, and a Term Loan Facility with a balance of $73.5 million at March 31, 2011, which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The carrying value of the Term Loan Facility as of March 31, 2011 approximated fair value, and was calculated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
The Company had $7.0 million in outstanding borrowings under its Revolving Credit Facility at March 31, 2011. The Company had approximately $253.6 million in borrowing base availability under its Revolving Credit Facility at March 31, 2011. Letters of credit outstanding at March 31, 2011 totaled approximately $68.9 million. At March 31, 2011, the Company was in compliance with all covenants.
The following table provides the Company’s debt holdings at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Revolving credit facility	$7,000	$22,000
Term loan facility	73,500	74,000

Total debt	$80,500	$96,000

Less: Current portion, term loan facility	(2,000)	(2,000)
Less: Current portion, revolving credit facility	—	—

Long term debt	$78,500	$94,000

Note H — Fair value measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011
	Carrying
Liabilities:	Value	Level 1	Level 2	Level 3
Supplemental put obligation (including current portion)	$47,826	$—	$—	$47,826
Call option of noncontrolling shareholder (1)	600	—	—	600
Put option of noncontrolling shareholders (2)	50	—	—	50
Contingent consideration related to ERGObaby acquisition (3)	677	—	—	677

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

(3)	Represents contingent consideration liability related to the acquisition of ERGObaby in September 2010.

	Fair Value Measurements at December 31, 2010
	Carrying
Liabilities:	Value	Level 1	Level 2	Level 3
Derivative liability — interest rate swap	$143	$—	$143	$—
Supplemental put obligation	44,598	—	—	44,598
Call option of noncontrolling shareholder	1,200	—	—	1,200
Put option of noncontrolling shareholders	50	—	—	50
Contingent consideration related to ERGObaby acquisition	177	—	—	177
A reconciliation of the change in the carrying value of our level 3 supplemental put liability (including current portion) from January 1, 2011 through March 31, 2011 and from January 1, 2010 through March 31, 2010 is as follows (in thousands):

	2011	2010
Balance at January 1	$44,598	$12,082
Supplemental put expense	3,228	14,426

Balance at March 31	$47,826	$26,508

A reconciliation of the change in the carrying value of our level 3 call option of a noncontrolling shareholder from January 1, 2011 through March 31, 2011 is as follows (in thousands):

2011
Balance at January 1	$1,200
Fair Value adjustment to Call option	(600)

Balance at March 31	$600

A reconciliation of the change in the carrying value of our level 3 contingent consideration liability at ERGObaby from January 1, 2011 through March 31, 2011 is as follows (in thousands):

2011
Balance at January 1	$177
Fair Value adjustment to contingent consideration liability	500

Balance at March 31	$677

Valuation Techniques
Interest rate swap:
The Company’s derivative instrument consisted of an over-the-counter (OTC) interest rate swap contract which was not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. The swap expired in January 2011. See Note I.

Supplemental put:
The Company and CGM entered into a Supplemental Put Agreement, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the Management Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The increase in the supplemental put liability during the three months ended March 31, 2011, was primarily related to increases in the estimated values of the Advanced Circuits and Fox operating segments.
Options of noncontrolling shareholders:
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
Contingent consideration:
The fair value of this contingent consideration liability for ERGObaby was valued assuming a percentage probability of achieving the agreed upon sales goal, discounted to present value utilizing a discounted cash flow model.
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of March 31, 2011 (in thousands):

					Gains/(losses)
	Fair Value Measurements at Mar. 31, 2011				Three months ended
	Carrying				Mar. 31,
Assets:	Value	Level 1	Level 2	Level 3	2011	2010
Goodwill (1)	$—	$—	$—	$—	$(5,900)	$—
Trade name (2)	1,200	—	—	1,200	(1,800)	$—

(1)	Represents the fair value of goodwill at the AFM business segment subsequent to the goodwill impairment charge recognized during the first quarter of 2011. See Note F for further discussion regarding impairment and valuation techniques applied.

(2)	Represents the fair value of AFM’s trade name at the AFM business segment subsequent to the impairment charge recognized during the first quarter of 2011.
Note I — Derivative instruments and hedging activities
On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of its Term Loan Facility borrowings at 7.35%. The Swap was designated as a cash flow hedge and expired in January 2011.
The Company’s objective for entering into the Swap was to manage the interest rate exposure on a portion of its Term Loan Facility by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. For the three months ended March 31, 2011 and 2010, the Company recorded a $0.1 million gain and $0.3 million gain, respectively, to accumulated other comprehensive loss, which reflects that portion of comprehensive income (loss) reclassified to net income (loss).

Note J — Comprehensive loss
The following table sets forth the computation of comprehensive loss for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31,
	2011	2010
Net loss attributable to Holdings	$(6,974)	$(15,969)
Other comprehensive income:
Unrealized gain on cash flow hedge	143	319

Total other comprehensive income	143	319

Total comprehensive loss	$(6,831)	$(15,650)

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
     Distributions:
•	On January 28, 2011, the Company paid a distribution of $0.34 per share to holders of record as of January 21, 2011.

•	On March 8, 2011, the Company declared a distribution of $0.36 per share and paid it on April 12, 2011 to holders of record as of March 29, 2011.
Note L — Warranties
The Company’s ERGObaby, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Beginning balance	$3,237	$1,529
Accrual	605	2,872
Warranty payments	(461)	(1,726)
Other (1)	—	562

Ending balance	$3,381	$3,237

(1)	Represents warranty liabilities acquired in 2010 related to Liberty Safe and ERGObaby.
Note M — Noncontrolling interest
Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2011 and December 31, 2010:

	% Ownership		% Ownership
	March 31, 2011		December 31, 2010
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.6	69.4	69.6	69.4
American Furniture	99.9	91.4	99.9	91.4
ERGObaby	83.9	79.9	83.9	79.9
FOX	75.7	68.1	75.7	68.1
HALO	88.7	72.8	88.7	72.8
Liberty	96.2	87.7	96.2	87.7
Staffmark	76.2	68.5	76.2	68.5
Tridien	73.9	61.8	73.9	61.8

	Noncontrolling Interest Balances
	March 31,	December 31,
(in thousands)	2011	2010
ACI	$2,326	$2,326
American Furniture	(109)	(163)
ERGObaby	7,265	7,087
FOX	14,248	13,373
HALO	3,128	3,211
Liberty	1,214	1,156
Staffmark	51,560	50,962
Tridien	9,982	9,788
CGM	100	100

	$89,714	$87,840

Note N — Income taxes
Each fiscal quarter the Company estimates its annual effective tax rate and applies that rate to its interim earnings. In this regard, the Company reflects the tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.
The computation of the annual estimated effective tax rate in each interim period requires certain estimates and significant judgment, including the projected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, as additional information is obtained or as the tax environment changes.
Our effective income tax rate (benefit) for the three months ended March 31, 2011 and 2010 was 58.4% and (15.5)%, respectively. The effective income tax rate for the three months ended March 31, 2011 includes a significant loss at the Company’s parent, which is taxed as a partnership, and is due largely to interest expense and to the expense associated with the supplemental put.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
United States Federal Statutory Rate	(35.0%)	(35.0%)
Foreign and State income taxes (net of Federal benefits)	8.9	0.4
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	27.8	32.3
Credit utilization	(25.5)	(5.8)
Quarterly effective tax rate adjustment	23.0	(13.1)
Impairment expense	49.8	—
Other	9.4	5.7

Effective income tax rate	58.4%	(15.5%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.
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
2011 Highlights
Increase in quarterly distribution
On March 29, 2011 we declared a first quarter distribution of $0.36 per share payable April 12, 2011, which represented an increase of $0.02 per share.
Staffmark preliminary prospectus filing
On April 12, 2011, Staffmark Holdings, Inc. (“Staffmark”) filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of Staffmark’s common stock. We currently own approximately 68.5% of Staffmark’s common stock, on a fully diluted basis.
Outlook
Sales and operating income during the first quarter of 2011 increased at six of our eight businesses when compared to the first quarter of 2010. The estimate of gross domestic product (“GDP”), a measure of the total production of goods and services, increased during the first quarter of 2011 at the seasonally adjusted annualized rate of 1.8%, compared to 3.1% in the four quarter of 2010. Although this marks the seventh consecutive sequential quarterly increase in the GDP following four consecutive quarterly decreases the decreased rate of growth is an indication that consumer spending has slowed down. Each of our businesses is impacted by the overall economic environment including both consumer spending and increasing commodity and fuel costs. Additionally, American Furniture is also significantly affected by continued tight credit markets and the depressed housing market which is evident in the significant decrease in quarter over quarter sales and operating profit in the first quarter of 2011.
We believe that we will experience sustained modest top-line growth in each of our businesses, with the exception of American Furniture and Tridien, through the remainder of fiscal 2011, although we cannot accurately predict the impact that rising commodity costs, such as steel, cotton and fuel will have on our gross profit margins if current market conditions continue to exist and we are not able to successfully raise prices to offset the cost increases.
We also believe that the current credit environment may continue to benefit our acquisition model as we do not rely on separate third-party financing as a component to closing.
Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008	March 31, 2010
Advanced Circuits	Tridien	HALO	American Furniture	Fox	Liberty Safe
Staffmark

September 16, 2010
ERGObaby

Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2011	March 31, 2010
Net sales	$424,125	$353,619
Cost of sales	334,537	282,593

Gross profit	89,588	71,026

Staffing, selling, general and administrative expense	68,512	61,988
Fees to Manager	3,843	3,664
Supplemental put expense	3,228	14,426
Amortization of intangibles	7,702	6,123
Impairment expense	7,700	—

Operating loss	$(1,397)	$(15,175)

Net sales
On a consolidated basis, net sales for the first quarter of 2011 increased by approximately $70.5 million or 19.9% when compared to last year’s first quarter. Net sales during the three-months ended March 31, 2011 attributable to the 2010 acquisitions were $31.7 million. Increased revenues at Staffmark and Fox during the three-month period ended March 31, 2011 compared to the same period in 2010 is responsible for the majority of the remaining increase in net sales during the current quarter. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of net sales by business segment.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $51.9 million during the three month period ended March 31, 2011 compared to the corresponding period in 2010. This increase is due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of sales increased approximately 100 basis points to approximately 21.1% during the first quarter of 2011 compared to 20.1% in 2010. Gross profit as a percentage of sales for the 2010 acquisitions are higher than the average margin of our other businesses which helped increase the 2011 average gross profit margin. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of cost of sales by business segment.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense increased approximately $6.5 million during the three month period ended March 31, 2011 compared to the corresponding period in 2010. This increase is due principally to: (i) increases in costs directly tied to sales such as commissions and direct customer support services; (ii) increases in selling general and administrative expenses attributable to the 2010 acquisitions totaling $5.4 million during the first quarter of 2011, offset in part by non-cash stock compensation expense incurred at Advanced Circuits totaling approximately $3.8 million in the first quarter of 2010 with no like-kind charge incurred during the most recent quarter. Refer to “Results of Operations — Our Businesses” for a more detailed analysis of staffing, selling, general and administrative expense by business segment. At the corporate level, staffing, selling, general and administrative expense decreased $0.2 million during the three months ended March 31, 2011 compared to the same period in 2010.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended March 31, 2011 we incurred approximately $3.8 million in expense for these fees compared to $3.7 million for the corresponding period in 2010.
Supplemental put expense
Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the Management Services Agreement. This charge represents the estimated increase/decrease in the value of our businesses over our basis in those businesses together with the increase/decrease in the contribution portion of the profit allocation that our

Manager would be entitled to if the Management Services Agreement were terminated. During the three months ended March 31, 2011, we incurred approximately $3.2 million in supplemental put expense based on higher overall valuations attributed to our subsidiaries compared to valuations determined as of December 31, 2010. During the three months ended March 31, 2010, we incurred approximately $14.4 million in supplemental put expense based on higher overall valuations attributed to our subsidiaries compared to valuations determined as of December 31, 2009. The change in supplemental put expense in the three months ended March 31, 2011 and March 31, 2010 is attributable to the increase in the fair value of our businesses.
Impairment expense
We incurred an impairment charge in the first quarter of 2011 totaling $7.7 million at our American Furniture business segment based on our preliminary analysis of step one of our annual goodwill impairment analysis. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $5.9 million. The remaining $1.8 million charge reflected a write down of the unamortized balance of American Furniture’s intangible asset, its trade name. The write downs were necessary based on the further deterioration of the promotional furniture market.
We have completed our preliminary annual impairment analysis of goodwill as of March 31, 2011 and there is no indication of goodwill impairment at any of our other reporting units at this time.
Results of Operations — Our Businesses
The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three-month periods ending March 31, 2011 and March 31, 2010 on a stand-alone basis. The results of operations for the 2010 acquisitions include appropriate pro-forma adjustments and explanations. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations of our businesses are not necessarily indicative of the results to be expected for a full year.
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
While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 (2009 saw a slight reduction) and increased again in 2010 and into the first quarter of 2011 as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. In the following discussion of results of operations we may refer to Circuits Express as ACI-Tempe.

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three-month periods ended March 31, 2011 and March 31, 2010.

	Three-months ended
(in thousands)	March 31, 2011	March 31, 2010
Net sales	$20,293	$14,484
Cost of sales	8,928	6,217

Gross profit	11,365	8,267

Selling, general and administrative expense	3,401	6,604
Fees to manager	125	126
Amortization of intangibles	757	593

Income from operations	$7,082	$944

Three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Net sales
Net sales for the three months ended March 31, 2011 increased approximately $5.8 million or 40.1% over the corresponding three month period ended March 31, 2010. The increase in net sales is a result of increased gross sales in long-lead time PCBs ($1.8 million), quick-turn production and prototype PCBs ($3.3 million) and assembly revenue ($0.5 million). Sales from quick-turn and prototype PCBs represented approximately 62% of net sales in 2011 compared to 63% in 2010. Net sales attributable to ACI-Tempe were approximately $5.1 million in the quarter ended March 31, 2011 compared to $1.1 in the same period in 2010. Results of operations for ACI-Tempe for the first quarter of 2010 only included twenty days of operations.
Cost of sales
Cost of sales for the three months ended March 31, 2011 increased approximately $2.7 million from the comparable period in 2010. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales decreased during the three months ended March 31, 2011 (56.0% at March 31, 2011 as compared to 57.1% at March 31, 2010) largely as a result of the lower margins earned on the larger proportion of ACI-Tempe sales during the quarter.
Selling, general and administrative expense
Selling, general and administrative expense decreased approximately $3.2 million during the three months ended March 31, 2011 compared to the same period in 2010 due principally to non-cash stock compensation issued to management in January 2010 totaling approximately $3.8 million, and $0.3 million in direct acquisition costs incurred in acquiring ACI-Tempe in the three-months ended March 31, 2010. Ignoring these one-time 2010 charges, selling, general and administrative expense increased approximately $0.9 million during the three months ended March 31, 2011 compared to the same period in 2010. ACI-Tempe incurred $0.9 million in selling, general and administrative costs in the three-months ended March 31, 2011 compared to approximately $0.2 million reflected in ACI’s expenses in 2010, an increase of $0.7 million.
Income from operations
Operating income for the three months ended March 31, 2011 was approximately $7.1 million, an increase of approximately $6.1 million compared to $0.9 million earned in the same period in 2010, principally as a result of those factors described above.
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

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair, and; (iv) accent tables and rugs. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.
Results of Operations
The table below summarizes the income (loss) from operations data for American Furniture for the three-month periods ended March 31, 2011 and March 31, 2010.

	Three-months ended
(in thousands)	March 31, 2011	March 31, 2010
Net sales	$35,940	$43,980
Cost of sales	31,290	35,946

Gross profit	4,650	8,034

Selling, general and administrative expense	4,277	4,650
Fees to manager	125	125
Amortization of intangibles	546	546
Impairment expense	7,700	—

Income (loss) from operations	$(7,998)	$2,713

Three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Net sales
Net sales for the three months ended March 31, 2011 decreased approximately $8.0 million, or 18.3% over the corresponding three months ended March 31, 2010. Stationary product net sales decreased approximately $4.2 million, recliner product sales decreased approximately $2.7 million, and motion product sales decreased approximately $0.8 million. Sales of other products and a reduction in fuel surcharges were responsible for the remaining decrease in net sales during the three-months ended March 31, 2011 compared to 2010. The decrease in net sales in all categories is the result of an extremely soft current retail environment and increased competition in pricing in our promotional furniture category during the first quarter of 2011. Sales to AFM’s largest customer decreased $7.0 million in the first quarter of 2011 compared to 2010. The first fiscal quarter of each year is typically AFM’s largest quarter in terms of net sales.
Cost of sales
Cost of sales decreased approximately $4.7 million in the three months ended March 31, 2011 compared to the same period of 2010 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 12.9% in the three months ended March 31, 2011 compared to 18.3% in 2010. The decrease in gross profit as a percentage of sales of approximately 5.4% during the three months ended March 31, 2011 is principally attributable to: (i) reduced selling prices during the first quarter of 2011 that were necessary based on aggressive competitor pricing; (ii) increases in overhead absorption rates on finished goods during the current quarter due to the decrease in production volume, and; (iii) raw material price increases. These increases were offset in part by a slight reduction in third-party shipping costs as a greater proportion of delivery was done in-house during the quarter ended March 31, 2011 and those costs are currently reflected in selling, general and administrative expenses.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2011, decreased approximately $0.4 million compared to the same period of 2010. This decrease is primarily due to decreased costs of insurance, bad debt expense and sales commissions. AFM initiated cost cutting measures during the quarter such as reducing headcount and consolidating warehouse facilities which will begin to reflect savings in subsequent quarters during fiscal 2011.
Impairment expense
American Furniture incurred an impairment charge to its goodwill ($5.9 million) and unamortized trade name ($1.8 million), aggregating $7.7 million, during the three months ended March 31, 2011. During the year ended 2010 American Furniture wrote down $35.5 million of its goodwill asset leaving a balance of $5.9 million. The impairment charge noted above eliminates the remaining balance of goodwill. The $1.8 million impairment charge to American Furniture’s trade name is on top of $3.3 million in impairment charges to its trade name expensed in 2010. The remaining intangible asset balance attributable to trade name after the latest impairment charge is $1.2 million. There were no impairment charges for American Furniture during the comparable 2010 first quarter. The impairment charges resulted from the preliminary results from the annual step one analysis of goodwill and were necessary based on the further deterioration of the promotional furniture market.
Income (loss) from operations
Loss from operations totaled approximately $8.0 million for the three months ended March 31, 2011 compared to income from operations of approximately $2.7 million in the three months ended March 31, 2010, principally due the impairment charges and other factors described above.
ERGObaby
Overview
ERGObaby, with headquarters in Pukalani, Hawaii, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally in approximately 20 countries. ERGObaby has two main product lines: baby carriers (organic and standard) and accessories.
On September 16, 2010 we made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million, representing 84% of the equity in ERGObaby. ERGObaby’s reputation for product innovation, reliability and safety has lead to numerous awards and accolades from consumer surveys and publications, including Parenting Magazine, Pregnancy Magazine and Wired Magazine.
Results of Operations
The table below summarizes the pro-forma income from operations data for ERGObaby for the three-month periods ended March 31, 2011 and March 31, 2010.

	Three-months ended
	March 31, 2011	March 31, 2010
(in thousands)	(pro-forma)	(pro-forma)
Net sales	$11,471	$7,610
Cost of services (a)	4,172	2,286

Gross profit	7,299	5,324

Selling, general and administrative expense	4,127	2,403
Fees to manager (b)	125	125
Amortization of intangibles (c)	429	429

Income from operations	$2,618	$2,367

Pro-forma results of operations of ERGObaby for the three-month periods ended March 31, 2011 and 2010 includes the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the quarter ended March 31, 2011 does not include $0.2 million of amortization expense associated with the inventory fair value step-up recorded in 2011 as a result of and derived from the purchase price allocation in connection with our purchase.

(b)	Represents management fees that would have been payable to the Manager in 2010.

(c)	An increase in amortization of intangible assets totaling $0.4 million in 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition.
     Pro forma three-month ended March 31, 2011 compared to the pro forma three-months ended March 31, 2010.
Net sales
Net sales for the three-months ended March 31, 2011 were $11.5 million, an increase of $3.9 million or 50.7% compared to the same period in 2010. Domestic sales were approximately $3.4 million in the three months ended March 31,

2011 compared to approximately $3.6 million in the same period for 2010 as shipments to several large domestic consolidators decreased during the 2011 quarter. The number of domestic retail outlets ERGObaby’s products sold to increased from 689 as of March 31, 2010 to 906 as of March 31, 2011. Excluding the impact of sales to consolidators in each of the periods, domestic sales increased approximately 15.7% during the three-month period ended March 31, 2011 compared to the same period in 2010. International sales were approximately $8.1 million in the three months ended March 31, 2011 compared to $4.1 million in 2010, an increase of $4.0 million or 99.7%. This significant increase is primarily attributable to continued increases in sales to distributors in Asia, principally Japan and Korea, and the addition of new distributors during 2011 in Myanmar, Malaysia, the Caribbean, UAE and Mexico. Baby carriers represented 88.5% of sales for the three months ended March 31, 2011 compared to 89.1% for the same period in 2010. The remaining net sales in each of the three-month periods ended March 31, 2011 and 2010 reflect accessory sales.
Cost of sales
Cost of sales for the three-months ended March 31, 2011 were approximately $4.2 million compared to $2.3 million in the same period of 2010. The increase of $1.9 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 70.0% for the quarter ended March 31, 2010 to 63.6% in 2011. The decrease is attributable to: (i) a greater percentage of organic baby carriers sold in 2011. Organic baby carriers are standard baby carriers made with organic cotton and generate a lower gross profit margin of approximately 61%, compared to approximately 71% for standard carriers. 48.6% of baby carrier sales were organic baby carriers in the first three months of 2011 compared to 46.3% in the same period of 2010; (ii) a greater percentage of net sales were international sales in the first three-months of 2011 compared to 2010. International sales generally carry a lower price point and as a result generate lower gross profit margins. On average, the gross profit margin on international sales are 59% compared to 72% for domestic sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three-months ended March 31, 2011 increased to approximately $4.1 million or 36.0% of net sales compared to $2.4 million or 31.6% of net sales for the same period of 2010. The increase of $1.7 million is attributable in part to an increase of $0.5 million in a liability related to an earn-out provision with ERGObaby’s former owner as of March 31, 2011. The earn-out provision provides for a payment to ERGObaby’s former owner of $2.0 million if net sales meet or exceed an agreed upon hurdle rate in calendar year 2011. As of March 31, 2011, we estimate that there is a 35% probability that the hurdle will be met, which is an increase in the estimated probability of 10% utilized to calculate the liability as of December 31, 2010. The remaining increase in expenses during the three-months ended March 31, 2011 compared to the same period in 2010 is due principally to increases in sales commissions, marketing campaigns and personnel costs related to expansion initiatives and general overhead, in order to support the current and anticipated increased sales volume.
Income from operations
Income from operations for the three-months ended March 31, 2011 increased approximately $0.3 million to $2.6 million compared to the same period in 2010 based principally on the factors described above.
Fox Factory
Overview
Fox, headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include: snowmobiles, motorcycles, all-terrain vehicles ATVs, and other off-road vehicles.
Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes across its suspension products. As a result, Fox’s suspension components are incorporated by original equipment manufacturer (“OEM”) customers on their high-performance models at the top of their product lines in the mountain bike and power sports sector. OEMs capitalize on the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.
Fox sells to more than 200 OEM and 7,600 Aftermarket customers across its market segments. In each of the years 2010, 2009 and 2008, approximately 78%, 76% and 76% of net sales were to OEM customers. The remaining net sales were to Aftermarket customers.

Results of Operations
The table below summarizes the income from operations data for Fox for the three-month periods ended March 31, 2011 and March 31, 2010.

	Three-months ended
(in thousands)	March 31, 2011	March 31, 2010
Net sales	$42,880	$32,732
Cost of sales	29,903	23,258

Gross profit	12,977	9,474

Selling, general and administrative expense	6,524	5,183
Fees to manager	125	125
Amortization of intangibles	1,304	1,304

Income from operations	$5,024	$2,862

Three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Net sales
Net sales for the three-months ended March 31, 2011 increased approximately $10.1 million, or 31.0%, compared to the corresponding period in 2010. OEM sales increased $8.4 million to $34.0 million during the three-months ended March 31, 2011 compared to $25.6 million for the same period in 2010. The increase in OEM net sales is attributable to increases in sales in the mountain biking sector totaling $3.9 million (18.2%) and increases in sales in the powered vehicles sector totaling approximately $4.5 million (107%). The increase in OEM sales in the mountain biking sector during the three-months ended March 31, 2011 is due to inventory replenishment at OEM’s during the first quarter of 2011 that did not occur during 2010 due to greater inventory carry over from 2009 resulting from the depressed sales volume in 2009. The significant increase in OEM sales to the powered vehicle sector during the three-months ended March 31, 2011 is the result of an increase in sales to Ford Motor Company for use in its F-150 Raptor Off-road pickup truck and increases in sales of suspension components to the ATV market. Aftermarket sales increased approximately $1.8 million to $8.9 million during the three months ended March 31, 2011 compared to $7.1 million in the same period in 2010. This increase is attributable to increases in Aftermarket net sales in the powered vehicles sector totaling approximately $1.0 million and the mountain biking sector totaling approximately $0.8 million.
International OEM and Aftermarket sales were $27.9 million during the three-months ended March 31, 2011 compared to $21.4 million during the same period in 2010, an increase of $6.5 million or 30.4%.
Cost of sales
Cost of sales for the three-months ended March 31, 2011 increased approximately $6.6 million, or 28.6%, compared to the corresponding period in 2010. The increase in cost of sales is attributable to the increase in net sales for the same period. Gross profit as a percentage of sales was approximately 30.3% for the three-months ended March 31, 2011 compared to 28.9% for the same period in 2010. The 1.4% increase in gross profit as a percentage of sales during 2011 is attributable to positive leverage achieved due to the increased production volume as well as a favorable product sales mix in the first quarter of 2011 compared to the 2010 quarter.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $1.3 million during the three-months ended March 31, 2011 compared to the same period in 2010. This increase is the result of increases in (i) marketing costs ($0.3 million), (ii) engineering costs ($0.5 million), and (iii) other administrative costs ($0.5 million) during the three-months ended March 31, 2011, compared to 2010, principally to support the significant increase in sales.
Income from operations
Income from operations for the three-months ended March 31, 2011 increased approximately $2.2 million to $5.0 million compared to the corresponding period in 2010, based principally on the significant increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

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
Distribution of promotional products is seasonal. Management estimates that HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the loss from operations data for HALO for the three month periods ended March 31, 2011 and March 31, 2010.

	Three-months ended
(in thousands)	March 31, 2011	March 31, 2010
Net sales	$32,686	$29,704
Cost of sales	19,946	17,974

Gross profit	12,740	11,730

Selling, general and administrative expense	12,458	11,762
Fees to manager	125	125
Amortization of intangibles	608	618

Loss from operations	$(451)	$(775)

Three-months ended March 31, 2011 compared to the three-months ended March 31, 2010.
Net sales
Net sales for the three months ended March 31, 2011 increased approximately $3.0 million or 10.0% compared to the same period in 2010. Sales increases attributable to accounts acquired as part of the Relay Gear acquisition in February 2010 accounted for approximately $0.4 million of the increase in net sales in the three-months ended March 31, 2011, while sales to existing customers increased by $2.6 million. Increased sales to many of our larger customer accounts for a majority of the increase.
Cost of sales
Cost of sales for the three months ended March 31, 2011 increased approximately $2.0 million compared to the same period in 2010. The increase in cost of sales is primarily attributable to the corresponding increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.0% and 39.5% of net sales for the three month periods ended March 31, 2011 and 2010, respectively. The decrease in gross margin percentage for the three months ended March 31, 2011 is attributable to an unfavorable sales mix during the quarter compared to the same period in 2010. A greater proportion of sales were to larger accounts, many which carry a lower margin.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2011 increased approximately $0.7 million compared to the same period in 2010. Direct commission expenses increased by approximately $0.5 million as a result of increased sales in 2011 together with an increase of $0.2 million in other general and administrative expenses, mostly volume related.
Loss from operations
Loss from operations was approximately $0.5 million for the three months ended March 31, 2011 compared to a loss of approximately $0.8 million in the three months ended March 31, 2010. The improved operating results are principally due to the increase in net sales offset in part by direct commission expense and a reduction in gross margins and other factors as described above.
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
Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three-month period ended March 31, 2011 and the pro-forma income from operations for the three month period ended March 31, 2010.

	Three-months ended
(in thousands)	March 31, 2011	March 31, 2010
		(pro-forma)
Net sales	$20,203	$15,933
Cost of services	15,174	11,126

Gross profit	5,029	4,807

Selling, general and administrative expense (a)	2,714	1,822
Fees to manager (b)	125	125
Amortization of intangibles (c)	1,294	1,294

Income from operations	$896	$1,566

Pro-forma results of operations of Liberty Safe for the three-month period ended March 31, 2010 includes the following pro-forma adjustments applied to historical results:

(a)	Selling, general and administrative costs were reduced by approximately $1.5 million in the three-months ended March 31, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

(b)	Represents management fees that would have been payable to the Manager.

(c)	An increase in amortization of intangible assets totaling $1.3 million in 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition.
Three months ended March 31, 2011 compared to the pro-forma three months ended March 31, 2010.
Net sales
Net sales for the quarter ended March 31, 2011 increased approximately $4.3 million or 26.8% compared to the corresponding three month period ending March 31, 2010. National sales were approximately $12.6 million in the three months ended March 31, 2011 compared to $8.9 million in the same period in 2010, representing an increase of $3.7 million or 41.6%. Dealer sales totaled approximately $7.6 million in the three months ended March 31, 2011 compared to $7.0 million in the same period in 2010 representing an increase of $0.6 million or 8.6%. The increase in National sales in 2011 is principally attributable to: (i) sales increases in connection with successfully returning one of our customers to selling a Liberty branded product during the three-

months ended March 31, 2011 which accounted for approximately $1.5 million of the increase, and; (ii) sales increases to Cabela’s, an existing customer during the first quarter of 2011 resulting from Liberty becoming the sole sourced provider of safes, which accounted for approximately $2.8 million of the sales increase. These increases were offset in part by a decrease in sales to other National account customers due to production capacity constraints.
The increase in Dealer sales of $0.6 million in the three months ended March 31, 2011 compared to the same period in 2010 is the result of across the board increased demand from our dealer network which we attribute to our ongoing national radio advertising campaign, together with strong co-op advertising by our dealers at the local level. Net sales at the Dealer level also suffered during the three-months ended March 31, 2011 due to production capacity constraints.
Sales backorders totaled approximately $24.5 million at March 31, 2011 compared to $7.3 million at December 31, 2010. We anticipate production capacity constraint issues to continue through the next two fiscal quarters and will begin to be relieved during the fourth quarter of 2011 with the delivery and installation of additional production equipment.
Cost of sales
Cost of sales for the three months ended March 31, 2011 increased approximately $4.0 million or 36.4%. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales totaled approximately 24.9% and 30.2% of net sales for the three-months ended March 31, 2011 and 2010, respectively. The decrease in gross profit as a percentage of sales of 5.3% for the three-months ended March 31, 2011 compared to the same period in 2010 is attributable to: (i) higher raw material costs; (ii) higher transportation costs, including costs associated with some inefficiencies in shipping in 2011 due to the production capacity constraints, and: (iii) a one-time sales promotion allowance to a customer during the first quarter of 2011 totaling $0.2 million. Liberty has recently announced a price increase on its product line that will take effect at the end of the second fiscal quarter of 2011 which is intended to offset a majority of the margin degradation.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2011 increased by approximately $0.9 million or 49% when compared to the same period in 2010. This increase is the result of: (i) $0.3 million incurred in connection with Liberty’s national radio advertising campaign during the first three months of 2011. We did not have this cost in the first quarter of 2010. ; (ii) increased sales commission expense ($0.3 million) resulting from the increase in net sales; (iii) increased co-op advertising costs ($0.2 million).
Income from operations
Income from operations decreased approximately $0.7 million to $0.9 million for the three months ended March 31, 2011 compared to $1.6 million in the three months ended March 31, 2010, due principally to those factors described above.
Staffmark
Overview
Staffmark, a national provider of contingent workforce solutions that serves the temporary staffing needs of employers throughout the United States, provides a full spectrum of light industrial and clerical staffing solutions. Staffmark has a client base of approximately 6,000 and currently places over 40,000 temporary employees weekly in a broad range of industries.
Staffmark is focused on establishing and maintaining a leading position within the markets in which it operates. It seeks to achieve this by winning its clients’ business one location at a time, and leveraging that success into a broader relationship where we service multiple client locations. As Staffmark’s client relationships develop, it enhances its position within markets by: (i) hiring additional sales and operations staff; (ii) opening branch and on-site locations; and (iii) making strategic acquisitions. This strategy enables Staffmark to gain operating leverage in its markets, raise the awareness of its brand and realize efficiencies of scale.
A closely monitored statistic within the temporary staffing industry is the temporary penetration rate, which measures the percent of the total United States workforce that is temporary versus full-time based on data from the United States Bureau of Labor Statistics. The temporary penetration rate in March 2011 was 1.73%, up slightly from 1.69% in December 2010, representing the highest level in thirty months.
On April 12, 2011, Staffmark filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its common stock.

Results of Operations
The table below summarizes the loss from operations data for Staffmark for the three-month period ended March 31, 2011 and March 31, 2010.

	Three-months ended
(in thousands)	March 31, 2011	March 31, 2010
Service revenues	$246,799	$217,402
Cost of services	214,850	188,526

Gross profit	31,949	28,876

Selling, general and administrative expense	30,849	28,221
Fees to manager	300	261
Amortization of intangibles	1,136	1,226

Loss from operations	$(336)	$(832)

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Service revenues
Service revenues for the three months ended March 31, 2011 increased $29.4 million or 13.5% over the corresponding three months ended March 31, 2010. This increase in revenues primarily reflects increased demand for temporary staffing services. Temporary staffing service revenue increases in light industrial ($22.2 million), clerical ($3.7 million) and managed services ($2.7 million) are principally responsible for the increase. Direct hire revenue increased approximately $0.2 million in the three months ended March 31, 2011 compared to the same period in 2010.
Cost of services
Direct cost of services for the three months ended March 31, 2011 increased approximately $26.3 million or 14.0% compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 12.9% and 13.3% of revenues for the three-month periods ended March 31, 2011 and 2010, respectively. The majority of the decrease in the gross profit margin of approximately 40 basis points (bps) is principally the result of higher state unemployment tax rates in 2011 resulting from further increases in funding required for various states’ depleted unemployment reserves, to the extent not recovered through pricing, offset in part (10bps) by the increased gross profit provided by the increase in direct hire revenues. Gross profit as a percentage of sales is historically lowest in the first fiscal quarter ended March 31 due to the front loading of certain employment taxes. We expect gross profit margins to steadily increase through the remainder of the year, although any increases in unemployment tax rates not fully recovered through pricing will have an adverse effect on our gross profit margins in the future.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2011 increased approximately $2.6 million compared to the same period a year ago. The increased costs incurred during the three months ended March 31, 2011 compared to 2010 are attributable to increases in overhead costs ($2.0 million), primarily in staffing expense, necessary to service the meaningful increase in revenues and overall operations in the first quarter of 2011 and a non-recurring, non-cash compensation charge related to a one-time cost for accelerating vesting rights in stock options ($0.6 million). Selling, general and administrative expense as a percentage of revenues was 12.5% during the three months ended March 31, 2011 compared to 13.0% during the same period in 2010.
Loss from operations
Loss from operations was $0.3 million for the three months ended March 31, 2011 compared to a loss from operations of $0.8 million in 2010, based principally on the factors described above.
Tridien
Overview
Tridien Medical, headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.
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
Results of Operations
The table below summarizes the income from operations data for Tridien for the three-month periods ended March 31, 2011 and March 31, 2010.

	Three-months ended
(in thousands)	March 31, 2011	March 31, 2010
Net sales	$13,853	$15,317
Cost of sales	10,043	10,676

Gross profit	3,810	4,641

Selling, general and administrative expense	2,150	1,945
Fees to manager	87	87
Amortization of intangibles	330	375

Income from operations	$1,243	$2,234

Three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Net sales
Net sales for the three months ended March 31, 2011 decreased approximately $1.5 million or 9.6% over the corresponding three months ended March 31, 2010. Net sales of non-powered support surfaces and patient positioning devices totaled $11.3 million in 2011 compared to $12.4 million during the same period in 2010, a decrease of 1.1 million or 8.9%. Net sales of powered products totaled $2.6 million during the three months ended March 31, 2011 compared to $3.0 million in 2010, a decrease of $0.4 million or 13.3%. Sales of non- powered support surface sales were lower in the first quarter of 2011 compared to the same period in 2010 due to higher than normal sales in the first quarter of 2010 as a result of $0.9 million in non-recurring sales to one customer who replaced its rental product manufactured by another company with product manufactured by Tridien.
Cost of sales
Cost of sales decreased approximately $0.6 million in the three months ended March 31, 2011 compared to the same period of 2010 primarily as a result of the decrease in sales. Gross profit as a percentage of sales was 27.5% in the three months ended March 31, 2011 compared to 30.3% in the corresponding period in 2010. The decrease of 2.8% in 2011 is principally due to increases in foam costs, a major component in non-powered products, and the negative impact of selling price concessions made to customers in 2011 in exchange for long term purchase commitments.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2011 increased approximately $0.2 million compared to the same period of 2010. This increase is principally the result of increased spending on engineering resources and research and development in an effort to bring new and innovative products to market.
Income from operations
Income from operations decreased approximately $1.0 million to $1.2 million for the three months ended March 31, 2011 compared to $2.2 million in the three months ended March 31, 2010, due principally to those factors described above.

Liquidity and Capital Resources
For the three-months ended March 31, 2011, on a consolidated basis, cash flows provided by operating activities totaled approximately $39.8 million, which represents a $23.4 million increase compared to the three-month period ended March 31, 2010. This increase is the result of the cash generated at our business segments, specifically, Staffmark ($23.4 million), Advanced Circuits ($5.4 million), Fox ($5.2 million) and Liberty ($3.8 million). In each case the majority of the operating cash was used to pay down their intercompany loans.
Cash flows used in investing activities totaled approximately $4.5 million, which reflects maintenance capital expenditures of approximately $2.3 million and growth capital expenditures of $2.2 million. The majority of the growth capital expenditures were spent at Liberty Safe in order to increase in-house production capabilities.
Cash flows used in financing activities totaled approximately $31.7 million, principally reflecting: (i) distributions paid to shareholders during the quarter totaling approximately $15.9 million; (ii) repayments of our Term Loan Facility of $0.5 million; and (iii) repayments on our Revolving Credit Facility totaling $15.0 million.
At March 31, 2011 we had approximately $17.1 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
As of March 31, 2011, we had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — $79.7 million;

•	American Furniture — $22.7 million;

•	ERGObaby — $46.4 million;

•	Fox — $30.5 million;

•	HALO — $44.6 million;

•	Liberty — $38.9 million;

•	Staffmark — $52.7 million; and

•	Tridien — $5.3 million.

.
Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
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
We incurred non-cash charges to earnings of approximately $3.2 million during the three-months ended March 31, 2011 in order to recognize an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A liability of approximately $47.8 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at March 31, 2011.
The current portion of the supplemental put liability of $6.3 million represents an accrual for the contribution-based profit allocation we expect will be paid to our Manager during the third quarter of 2011. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. This aforementioned accrual represents the contribution-based profit for the fifth anniversary date of Advanced Circuits and reduces the supplemental put liability when paid.

The following table provides the contribution-based profit for each of the businesses we control at March 31, 2011 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

	Contribution
	based profit
	allocation	Quarter End of
	accrual at	Fifth Anniversary
(in thousands)	Mar. 31, 2011	Date of Acquisition
Advanced Circuits	$6,300	June 30, 2011
American Furniture	(6,947)	September 30, 2012
ERGObaby	(47)	September 30, 2015
FOX	2,609	March 31, 2013
HALO	38	March 31, 2012
Liberty	(334)	March 31, 2015
Staffmark	(5,257)	June 30, 2011
Tridien	(122)	September 30, 2011

Total contribution-based profit portion	$(3,760)
Estimated gain on sale portion	51,586

Total supplemental put liability	$47,826

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended March 31, 2011 was paid on April 12, 2011 and was $16,821. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012 and a Term Loan Facility totaling $73.5 million, which matures in December 2013.
The Term Loan Facility requires quarterly payments of $0.5 million which commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013.
At March 31, 2011 we had $7.0 million in outstanding borrowings under the Revolving Credit Facility. We repaid $15.0 million on the Revolving Credit Facility during the first quarter of 2011.
We had approximately $253.6 million in borrowing base availability under this facility at March 31, 2011. Letters of Credit totaling $68.9 million were outstanding at March 31, 2011. We currently have no exposure to failed financial institutions.
The following table reflects required and actual financial ratios as of March 31, 2011 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	5.9:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	10.0:1.0
Leverage Ratio	less than or equal to 3.5:1.0	1.0:1.0
We intend to use the availability under our Credit Agreement and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Agreement, to fund distributions and to provide for other working capital needs.

Reconciliation of Non-GAAP Financial Measures
From time to time we may publicly disclose certain “non-GAAP” financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented. GAAP refers to generally accepted accounting principles in the United States.
Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The tables below reconcile the most directly comparable GAAP financial measures to EBITDA, Adjusted EBITDA, and Cash Flow Available for Distribution and Reinvestment (“CAD”).
Reconciliation of Net income (Loss) to EBITDA and Adjusted EBITDA
EBITDA — Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) is calculated as net income (loss) before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.
Adjusted EBITDA — Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805;(iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our manager that requires us to acquire their allocation interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increase we will incur additional supplemental put charges and vice versa when the fair value of our businesses decrease; (iv) management fees, which reflect fees due quarterly to our manager in connection with our Management Services Agreement (“MSA’); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.
We believe that EBITDA and Adjusted EBITDA provides useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to net income (loss) these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.
We believe these measurements are also useful in measuring our ability to service debt and other payment obligations. EBITDA and Adjusted EBITDA are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
     Three-months ended March 31, 2011

			Advanced	American
	Consolidated	Corporate	Circuits	Furniture	ERGO baby	HALO	Fox	Liberty	Staffmark	Tridien	Total
Net income (loss)	$(6,567)	$(4,219)	$3,353	$(7,801)	$680	$(737)	$2,800	$(155)	$(1,209)	$721	$(6,567)

Adjusted for:
Provision (benefit) for income taxes	2,420	(490)	2,068	(1,160)	428	(278)	1,653	(38)	(197)	434	2,420
Interest expense, net	2,537	2,060	(1)	7	13	—	—	—	458	—	2,537
Intercompany interest	—	(6,249)	1,569	604	1,186	519	458	1,068	764	81	—
Depreciation and amortization	10,773	953	1,193	1,115	764	852	1,677	1,635	1,991	593	10,773

EBITDA	$9,163	$(7,945)	$8,182	$(7,235)	$3,071	$356	$6,588	$2,510	$1,807	$1,829	$9,163

(Gain) loss on sale of fixed assets	53	—	—	(13)	—	—	61	1	4	—	53
Non-controlling stockholder compensation	852	(600)	—	56	68	—	196	65	1,052	15	852
Impairment charges	7,700	—	—	7,700	—	—	—	—	—	—	7,700
Increase in earnout probability	500	—	—	—	500	—	—	—	—	—	500
Supplemental put	3,228	3,228	—	—	—	—	—	—	—	—	3,228
Management fees	3,843	2,705	125	125	125	125	125	125	300	88	3,843

Adjusted EBITDA	$25,339	$(2,612)	$8,307	$633	$3,764	$481	$6,970	$2,701	$3,163	$1,932	$25,339

Adjusted EBITDA
     Three-months ended March 31, 2010

			Advanced	American
	Consolidated	Corporate	Circuits	Furniture	ERGO baby	HALO	Fox	Liberty	Staffmark	Tridien	Total
Net income (loss)	$(15,287)	$(17,741)	$169	$659	$—	$(990)	$1,446	$(1,450)	$1,345	$1,275	$(15,287)

Adjusted for:
Provision (benefit) for income taxes	(2,812)	(554)	88	404	—	(510)	769	—	(3,790)	781	(2,812)
Interest expense, net	2,686	2,227	(1)	4	—	—	—	—	456	—	2,686
Intercompany interest	—	(4,883)	654	1,585	—	675	593	—	1,207	169	—
Depreciation and amortization	8,423	1,545	940	835	—	882	1,581	—	2,021	619	8,423

EBITDA	$(6,990)	$(19,406)	$1,850	$3,487	$—	$57	$4,389	$(1,450)	$1,239	$2,844	$(6,990)

(Gain) loss on sale of fixed assets	(2)	—	—	(3)	—	—	—	—	1	—	(2)
Non-controlling stockholder compensation	4,370	50	3,774	54	—	—	92	—	370	30	4,370
Acquisition expenses	1,789	—	280	—	—	59	—	1,450	—	—	1,789
Supplemental put	14,426	14,426	—	—	—	—	—	—	—	—	14,426
Management fees	3,664	2,815	125	125	—	125	125	—	261	88	3,664

Adjusted EBITDA	$17,257	$(2,115)	$6,029	$3,663	$—	$241	$4,606	$—	$1,871	$2,962	$17,257

Reconciliation of Net income (Loss) to CAD
CAD is a non-GAAP measure that we believe provides additional, useful information to evaluate our ability to make anticipated quarterly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following table reconciles cash receipts and payments that are not reflected on our income statement to net loss and cash flows provided by operating activities, which we consider the most directly comparable GAAP financial measures in order to provide an additional measure of manage estimate of CAD.

	Three months ended	Three months ended
(in thousands)	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Net loss	$(6,567)	$(15,287)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,314	8,005
Supplemental put expense	3,228	14,426
Noncontrolling stockholder charges and other	1,144	4,160
Deferred taxes	(993)	(2,121)
Amortization of debt issuance costs	459	418
Impairment expense	7,700	—
Changes in operating assets and liabilities	24,473	6,778

Net cash provided by operating activities	39,758	16,379

Add (deduct):
Unused fee on revolving credit facility (1)	776	842
Successful acquisition expense (2)	500	1,789
Changes in operating assets and liabilities	(24,473)	(6,778)

Less:
Maintenance capital expenditures (3):
Advanced Circuits	57	40
American Furniture	(52)	12
ERGObaby	185	—
Fox	140	151
HALO	448	89
Liberty	218	—
Staffmark	834	482
Tridien	437	176

Estimated cash flow available for distribution	$14,294	$11,282

Distribution — April 2011 and 2010	$16,821	$14,238

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents transaction costs for successful acquisitions that were expensed during the period.

(3)	Excludes growth capital expenditures of approximately $2.2 million in 2011.

Cash flows of certain of our businesses are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year.
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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2011:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$97,775	$10,467	$87,308	$—	$—
Capital lease obligations	711	245	455	11	—
Operating lease obligations (b)	61,915	12,202	19,409	11,757	18,547
Purchase obligations (c)	187,251	117,420	36,431	33,400	—
Supplemental put obligation (d)	41,526	—	2,603	—	—

Total		$140,334	$146,206	$45,168	$18,547

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of March 31, 2011, including: (i) shareholder distributions of $67.3 million, (ii) management fees of $16.7 million per year over the next five years and, (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and capital resources.
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
2011 Annual goodwill impairment testing
We conducted our annual goodwill impairment testing as of March 31, 2011. At each of our reporting units tested, the units’ fair value exceeded carrying value with the exception of American Furniture. The carrying amount of American Furniture exceeded its fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing employed by our competitors. As a result of the carrying amount of goodwill exceeding its fair value, we recorded a $5.9 million impairment charge as of March 31, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. We recorded a goodwill impairment charge totaling $35.5 million in the third quarter of 2010.
The carrying amount of American Furniture exceeded its fair value at March 31, 2011 by a significant amount due primarily to the significant decrease in revenue and operating profit together with management’s revised outlook on near term operating results. Further, the preliminary results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $1.8 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.
The impairment charge related to our American Furniture reporting unit reflects the preliminary result from the impairment analysis performed and is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed. We expect to finalize our goodwill impairment analysis during the second quarter of fiscal 2011. Any adjustments to our estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in our consolidated financial statements in the second quarter of fiscal 2011.
Of the remaining seven reporting units as of March 31, 2011 the fair value of one of the reporting units was not substantially in excess of its carrying value. Information from the preliminary step-one impairment test for this reporting unit is as follows:

Reporting Unit	Percentage fair value of goodwill exceeds carrying value	Carrying value of goodwill @ March 31, 2011
HALO	9.7%	$39.2 million
A one percent increase in the discount rate, from 13% to 14%, would have impacted the fair value of HALO by approximately $5.0 million and would have required us to perform a step-two analysis that may have resulted in an impairment charge for HALO as of March 31, 2011. Factors that could potentially trigger a subsequent interim impairment review in the future and possible impairment loss at our HALO reporting unit include significant underperformance relative to future operating results or significant negative industry or economic trends.
Other than described above, the estimates employed and judgment used in determining critical accounting estimates have not changed significantly from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with the SEC.
Recent Accounting Pronouncements
Refer to footnote C to our condensed consolidated financial statements.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2011. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2011.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 3 of our 2010 Annual Report on Form 10-K as filed with the SEC on March 10, 2011.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K as filed with the SEC on March 10, 2011.

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

Date: May 9, 2011

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant