Form 10-Q
period 2011-06-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2011-08-09
CIK 1345122, 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
As of August 1, 2011, there were 46,725,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2011

Page
Number
Forward-looking Statements	4
Part I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	5
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	6
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

Part II Other Information
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 6. Exhibits	50
Signatures	51
Exhibit Index	53
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;
•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;
•	the “Company” refer to Compass Group Diversified Holdings LLC;
•	the “Manager” refer to Compass Group Management LLC (“CGM”);
•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc. (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;
•	the “2010 acquisitions” refer to, collectively, the acquisitions of Liberty Safe and Security Products, LLC and ERGObaby Carrier, Inc.;
•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of November 1, 2010;
•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;
•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;
•	the “Term Loan Facility” refer to the $73.0 million Term Loan Facility, as of June 30, 2011, provided by the Credit Agreement that matures in December 2013;
•	the “LLC Agreement” refer to the third amended and restated operating agreement of the Company dated as of November 1, 2010; and
•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and reinvestment and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and supplemental put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION

ITEM 1.	- FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
(in thousands)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,241	$13,536
Accounts receivable, less allowances of $4,679 at June 30, 2011 and $5,481 at December 31, 2010	208,151	208,487
Inventories	88,235	77,412
Prepaid expenses and other current assets	28,840	33,904

Total current assets	334,467	333,339
Property, plant and equipment, net	39,633	33,484
Goodwill	319,766	325,851
Intangible assets, net	252,487	269,672
Deferred debt issuance costs, less accumulated amortization of $7,883 at June 30, 2011 and $6,882 at December 31, 2010	3,412	3,822
Other non-current assets	26,603	17,873

Total assets	$976,368	$984,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,581	$53,197
Accrued expenses	92,264	74,302
Due to related party	3,500	2,692
Current portion of supplemental put obligation	6,891	—
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	18,366	18,170
Other current liabilities	869	1,043

Total current liabilities	182,471	151,404
Supplemental put obligation	42,602	44,598
Deferred income taxes	75,178	74,457
Long-term debt	86,000	94,000
Workers’ compensation liability	41,457	40,588
Other non-current liabilities	1,214	3,084

Total liabilities	428,922	408,131

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 46,725 shares issued and outstanding at June 30, 2011 and December 31, 2010	638,759	638,763
Accumulated other comprehensive loss	—	(143)
Accumulated deficit	(183,854)	(150,550)

Total stockholders’ equity attributable to Holdings	454,905	488,070
Noncontrolling interest	92,541	87,840

Total stockholders’ equity	547,446	575,910

Total liabilities and stockholders’ equity	$976,368	$984,041

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net sales	$172,440	$152,969	$349,766	$289,187
Service revenues	255,644	251,353	502,443	468,754

Total revenues	428,084	404,322	852,209	757,941
Cost of sales	114,163	103,456	233,850	197,523
Cost of services	219,656	215,174	434,506	403,700

Gross profit	94,265	85,692	183,853	156,718

Operating expenses:
Staffing expense	21,605	20,300	43,720	39,907
Selling, general and administrative expense	44,767	42,555	91,164	84,936
Supplemental put expense	1,667	2,565	4,895	16,991
Management fees	3,935	3,709	7,778	7,373
Amortization expense	7,689	7,477	15,391	13,600
Impairment expense	—	—	7,700	—

Operating income (loss)	14,602	9,086	13,205	(6,089)

Other income (expense):
Interest income	—	2	2	17
Interest expense	(2,340)	(2,860)	(4,879)	(5,561)
Amortization of debt issuance costs	(542)	(418)	(1,001)	(836)
Other income, net	345	211	591	391

Income (loss) before income taxes	12,065	6,021	7,918	(12,078)
Provision for income taxes	3,799	6,764	6,219	3,952

Net income (loss)	8,266	(743)	1,699	(16,030)
Net income attributable to noncontrolling interest	1,888	717	2,295	1,399

Net income (loss) attributable to Holdings	$6,378	$(1,460)	$(596)	$(17,429)

Basic and fully diluted income (loss) per share attributable to Holdings	$0.14	$(0.04)	$(0.01)	$(0.45)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	46,725	40,998	46,725	38,824

Cash distributions declared per share (refer to Note K)	$0.36	$0.34	$0.72	$0.68

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

					Total
				Accumulated	Stockholders’
				Other	Equity	Non-	Total
	Number of		Accumulated	Comprehensive	Attributable	Controlling	Stockholders’
(in thousands)	Shares	Amount	Deficit	Loss	to Holdings	Interest	Equity
Balance — January 1, 2011	46,725	$638,763	$(150,550)	$(143)	$488,070	$87,840	$575,910
Net income (loss)	—	—	(596)	—	(596)	2,295	1,699
Other comprehensive income — cash flow hedge gain	—	—	—	143	143	—	143

Comprehensive income (loss)	—	—	(596)	143	(453)	2,295	1,842
Offering costs from the issuance of Trust shares in 2010	—	(4)	—	—	(4)	—	(4)
Option activity attributable to noncontrolling interest holders	—	—	—	—	—	2,406	2,406
Distributions paid	—	—	(32,708)	—	(32,708)	—	(32,708)

Balance — June 30, 2011	46,725	$638,759	$(183,854)	$—	$454,905	$92,541	$547,446

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,699	$(16,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	4,791	4,130
Amortization expense	16,009	13,600
Impairment expense	7,700	—
Amortization of debt issuance costs	1,001	836
Supplemental put expense	4,895	16,991
Noncontrolling stockholder charges and other	1,215	7,441
Deferred taxes	(1,926)	(2,062)
Other	87	(160)
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	1,627	(18,184)
Increase in inventories	(11,282)	(19,307)
Increase in prepaid expenses and other current assets	(3,305)	(3,812)
Increase in accounts payable and accrued expenses	25,973	24,126

Net cash provided by operating activities	48,484	7,569

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(83,721)
Purchases of property and equipment	(11,367)	(2,218)
Other investing activities	150	37

Net cash used in investing activities	(11,217)	(85,902)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	—	75,029
Borrowings under Credit Agreement	43,000	89,200
Repayments under Credit Agreement	(51,000)	(77,500)
Distributions paid	(32,708)	(26,690)
Net proceeds provided by noncontrolling interest	—	2,085
Debt issuance costs	(593)	(155)
Other	(261)	(19)

Net cash provided by (used in) financing activities	(41,562)	61,950

Net decrease in cash and cash equivalents	(4,295)	(16,383)
Cash and cash equivalents — beginning of period	13,536	31,495

Cash and cash equivalents — end of period	$9,241	$15,112

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2011
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
The Company is a controlling owner of eight businesses, or operating segments, at June 30, 2011. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AFM Holdings Corporation (“AFM” or “American Furniture”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), HALO Lee Wayne LLC (“HALO”), Liberty Safe and Security Products, LLC (“Liberty Safe” or “Liberty”), Staffmark Holdings, Inc. (“Staffmark”), and Tridien Medical (“Tridien”). Refer to Note D for further discussion of the operating segments.
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three month and six month periods ended June 30, 2011 and June 30, 2010, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from Staffmark are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes associated with payroll paid to its employees. Earnings from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation.
Note C —Recent accounting pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for presenting comprehensive income, which will be effective for the Company beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The Company does not expect the adoption of the amended guidance to have a significant impact on the condensed consolidated financial statements.

In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which will be effective for the Company beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. The Company does not expect the adoption of the amended guidance to have a significant impact on the condensed consolidated financial statements.
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
Note D — Operating segment data
At June 30, 2011, the Company had eight reportable operating segments. Each operating segment represents an acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
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
The tabular information that follows shows data of each of the operating segments reconciled to amounts reflected in the condensed consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for any operating segment, except Fox and ERGObaby, in each of the periods presented below. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $30.4 million and $21.0 million for the three months ended June 30, 2011 and 2010, respectively and $58.3 million and $42.4 million for the six months ended June 30, 2011 and 2010, respectively. Of the Asian sales, sales to Taiwan totaled $15.0 million and $11.6 million for the three months ended June 30, 2011 and 2010, respectively, and $23.6 million and $19.7 million for the six months ended June 30, 2011 and 2010, respectively. ERGObaby recorded net sales to locations outside the United States of $7.2 million for the three months ended June 30, 2011 and $15.1 million for the six months ended June 30, 2011. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in Corporate and other. A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales of operating segments	2011	2010	2011	2010
ACI	$20,020	$19,382	$40,313	$33,866
American Furniture	23,477	33,308	59,417	77,288
ERGObaby	11,186	—	22,657	—
Fox	45,895	34,658	88,775	67,390
HALO	39,296	35,277	71,982	64,981
Liberty	18,622	13,579	38,825	13,579
Staffmark	255,644	251,354	502,443	468,756
Tridien	13,944	16,764	27,797	32,081

Total	428,084	404,322	852,209	757,941
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$428,084	$404,322	$852,209	$757,941

	Three Months Ended June 30,		Six Months Ended June 30,
Profit (loss) of operating segments (1)	2011	2010	2011	2010
ACI	$6,805	$6,258	$13,887	$7,202
American Furniture (2)	(1,597)	1,185	(9,595)	3,898
ERGObaby	2,201	—	4,585	—
Fox	4,602	3,014	9,626	5,876
HALO	2,881	238	2,430	(537)
Liberty	1,017	(169)	1,913	(1,619)
Staffmark	5,037	6,243	4,701	5,411
Tridien	1,099	3,402	2,342	5,636

Total	22,045	20,171	29,889	25,867
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(2,340)	(2,858)	(4,877)	(5,544)
Other income, net	345	211	591	391
Corporate and other (3)	(7,985)	(11,503)	(17,685)	(32,792)

Total consolidated income (loss) before income taxes	$12,065	$6,021	$7,918	$(12,078)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Includes $7.7 million of goodwill and intangible asset impairment charges during the six months ended June 30, 2011. See Note F.

(3)	Includes fair value adjustments related to the supplemental put liability and the call option of a noncontrolling shareholder. See Note H.

	Accounts	Accounts
	Receivable	Receivable
Accounts receivable	June 30, 2011	December 31, 2010
ACI	$5,265	$5,694
American Furniture	11,296	13,543
ERGObaby	2,593	3,273
Fox	25,218	17,482
HALO	24,501	29,761
Liberty	10,655	9,720
Staffmark	128,273	128,491
Tridien	5,029	6,004

Total	212,830	213,968
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	212,830	213,968
Allowance for doubtful accounts	(4,679)	(5,481)

Total consolidated net accounts receivable	$208,151	$208,487

					Depreciation and		Depreciation and
			Identifiable	Identifiable	Amortization Expense		Amortization Expense
	Goodwill	Goodwill	Assets	Assets	for the Three Months		for the Six Months
Goodwill and identifiable assets	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Ended Jun. 30,		Ended Jun. 30,
of operating segments	2011	2010	2011(1)	2010(1)	2011	2010	2011	2010
ACI	$57,615	$57,615	$27,558	$28,919	$1,126	$1,146	$2,228	$2,051
American Furniture (3)	—	5,900	54,351	60,067	765	788	1,536	1,564
ERGObaby	33,397	33,397	58,540	59,248	682	—	1,366	—
Fox	31,372	31,372	89,691	82,295	1,633	1,534	3,258	3,060
HALO	39,252	39,252	42,333	41,304	807	787	1,619	1,627
Liberty	32,685	32,870	42,767	40,917	1,619	1,605	3,231	1,605
Staffmark	89,715	89,715	74,738	77,830	1,909	1,871	3,792	3,766
Tridien	19,555	19,555	20,278	18,774	598	620	1,179	1,228

Total	303,591	309,676	410,256	409,354	9,139	8,351	18,209	14,901
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	38,195	40,349	1,347	1,374	2,591	2,829
Amortization of debt issuance costs	—	—	—	—	542	418	1,001	836
Goodwill carried at corporate level (2)	16,175	16,175	—	—	—	—	—	—

Total	$319,766	$325,851	$448,451	$449,703	$11,028	$10,143	$21,801	$18,566

(1)	Does not include accounts receivable balances per schedule above.

(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

(3)	Refer to Note F for discussion regarding American Furniture’s goodwill impairment recorded during the six months ended June 30, 2011.
Other segment information
Staffmark
On April 12, 2011, Staffmark filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of Staffmark’s common stock. The Company currently owns approximately 68.3% of Staffmark’s common stock, on a fully diluted basis.
ERGObaby
In connection with the acquisition of ERGObaby in September 2010, the Company recorded contingent consideration of $0.2 million during 2010, its then fair value. The contingent consideration relates to the $2.0 million additional cash payment the sellers would be entitled to in the event ERGObaby’s net sales, as determined on a consolidated basis in accordance with U.S. GAAP, for the fiscal year ending December 31, 2011 are equal to or greater than a contractually agreed upon fixed amount. If the sellers do not reach this sales goal for the fiscal year ended December 31, 2011, the sellers would not be entitled to any payment. During the three and six months ended June 30, 2011, the Company recorded an increase in the fair value of the contingent consideration of $0.4 million and $0.9 million, respectively, associated with the increased probability of obtaining the contractually agreed upon sales goal for 2011. Refer to Note H for valuation techniques applied to the contingent consideration liability.

Note E — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Machinery and equipment	$31,440	$27,610
Office furniture, computers and software	18,754	17,623
Leasehold improvements	15,236	9,551

	65,430	54,784
Less: accumulated depreciation	(25,797)	(21,300)

Total	$39,633	$33,484

Depreciation expense was $2.4 million and $4.8 million for the three and six months ended June 30, 2011, respectively, and $2.2 million and $4.1 million for the three and six months ended June 30, 2010, respectively.
Inventory is comprised of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials and supplies	$60,459	$47,444
Finished goods	30,157	31,830
Less: obsolescence reserve	(2,381)	(1,862)

Total	$88,235	$77,412

Note F — Goodwill and other intangible assets
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized until their useful life is determined to no longer be indefinite. Goodwill and indefinite lived intangible assets are tested for impairment at least annually as of March 31, unless a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.
2011 Annual goodwill impairment testing
The Company conducted its annual goodwill impairment testing as of March 31, 2011. At each of the reporting units tested, the units’ fair value exceeded carrying value with the exception of American Furniture. The carrying amount of American Furniture exceeded its fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing employed by its competitors. As a result of the carrying amount of goodwill exceeding its fair value, the Company recorded a $5.9 million impairment charge during the six months ended June 30, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. The Company previously recorded a goodwill impairment charge totaling $35.5 million at American Furniture in the third quarter of 2010.
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
Of the remaining seven reporting units as of March 31, 2011, the fair value of one of the reporting units was not substantially in excess of its carrying value. Information from step-one of the impairment test for this reporting unit is as follows:

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
The estimates employed and judgment used in determining critical accounting estimates have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
2010 Annual goodwill impairment testing
The Company completed its 2010 annual goodwill impairment testing as of March 31, 2010. For each reporting unit, the analysis indicated that the fair value of the reporting unit exceeded its carrying value and as a result the carrying value of goodwill was not impaired as of the March 31, 2010 testing.
A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2011 and the year ended December 31, 2010, is as follows (in thousands):

	Six months	Year ended
	ended June 30,	December 31,
	2011	2010
Beginning balance:
Goodwill	$411,386	$338,028
Accumulated impairment losses	(85,535)	(50,000)

	325,851	288,028

Impairment losses	(5,900)	(35,535)
Acquisition of businesses (1)	—	73,492
Adjustment to purchase accounting	(185)	(134)

Total adjustments	(6,085)	37,823

Ending balance:
Goodwill	411,201	411,386
Accumulated impairment losses	(91,435)	(85,535)

	$319,766	$325,851

(1)	Relates to the purchase of ERGObaby, Liberty Safe, Circuit Express and Relay Gear in 2010.
Other intangible assets
Other intangible assets are comprised of the following at June 30, 2011 and December 31, 2010 (in thousands):

			Weighted
	June 30,	December 31,	Average Useful
	2011	2010	Lives
Customer relationships	$231,623	$231,783	12
Technology	44,879	44,879	8
Trade names, subject to amortization	25,364	26,080	12
Licensing and non-compete agreements	10,764	10,048	4
Distributor relations and other	1,063	896	4

	313,693	313,686

Accumulated amortization customer relationships	(79,001)	(68,304)
Accumulated amortization technology	(19,314)	(16,663)
Accumulated amortization trade names, subject to amortization	(5,248)	(4,963)
Accumulated amortization licensing and non-compete agreements	(7,244)	(5,640)
Accumulated amortization distributor relations and other	(729)	(574)

Total accumulated amortization	(111,536)	(96,144)
Trade names, not subject to amortization	50,330	52,130

Total intangibles, net	$252,487	$269,672

Amortization expense related to intangible assets was $8.1 million and $16.0 million for the three and six months ended June 30, 2011, respectively, and $7.5 million and $13.6 million for the three and six months ended June 30, 2010, respectively.
Note G — Debt
The Credit Agreement at June 30, 2011 provides for a Revolving Credit Facility totaling $340 million, subject to borrowing base restrictions, which matures in December 2012, and a Term Loan Facility with a balance of $73.0 million at June 30, 2011, which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The carrying value of the Term Loan Facility as of June 30, 2011 approximated fair value and was calculated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
The Company had $15.0 million in outstanding borrowings under its Revolving Credit Facility at June 30, 2011. The Company had approximately $234.3 million in borrowing base availability under its Revolving Credit Facility at June 30, 2011. Letters of credit outstanding at June 30, 2011 totaled approximately $69.9 million. At June 30, 2011, the Company was in compliance with all covenants.
The following table provides the Company’s debt holdings at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Revolving credit facility	$15,000	$22,000
Term loan facility	73,000	74,000

Total debt	$88,000	$96,000

Less: Current portion, term loan facility	(2,000)	(2,000)
Less: Current portion, revolving credit facility	—	—

Long term debt	$86,000	$94,000

Note H — Fair value measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Supplemental put obligation (including current portion)	$49,493	$—	$—	$49,493
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Contingent consideration related to ERGObaby acquisition (3)	1,027	—	—	1,027

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

(3)	Represents contingent consideration liability related to the acquisition of ERGObaby in September 2010.

	Fair Value Measurements at December 31, 2010
	Carrying
	Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability — interest rate swap	$143	$—	$143	$—
Supplemental put obligation	44,598	—	—	44,598
Call option of noncontrolling shareholder	1,200	—	—	1,200
Put option of noncontrolling shareholders	50	—	—	50
Contingent consideration related to ERGObaby acquisition	177	—	—	177

A reconciliation of the change in the carrying value of our level 3 supplemental put liability (including current portion) from January 1, 2011 through June 30, 2011 and from January 1, 2010 through June 30, 2010 is as follows (in thousands):

	2011	2010
Balance at January 1	$44,598	$12,082
Supplemental put expense	3,228	14,426

Balance at March 31	$47,826	$26,508
Supplemental put expense	1,667	2,565

Balance at June 30	$49,493	$29,073

A reconciliation of the change in the carrying value of our level 3 call option of a noncontrolling shareholder from January 1, 2011 through June 30, 2011 is as follows (in thousands):

2011
Balance at January 1	$1,200
Fair value adjustment to call option	(600)

Balance at March 31	$600
Fair value adjustment to call option	(575)

Balance at June 30	$25

A reconciliation of the change in the carrying value of our level 3 contingent consideration liability at ERGObaby from January 1, 2011 through June 30, 2011 is as follows (in thousands):

2011
Balance at January 1	$177
Fair value adjustment to contingent consideration liability	500

Balance at March 31	$677
Fair value adjustment to contingent consideration liability	350

Balance at June 30	$1,027

Valuation Techniques
Supplemental put:
The Company and CGM entered into a Supplemental Put Agreement, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the Management Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The increase in the supplemental put liability during the three and six months ended June 30, 2011, was primarily related to increases in the estimated values of the Advanced Circuits and Fox operating segments. The short term portion of the supplemental put liability primarily relates to the cash payment due to CGM in connection with its ability to elect to receive the positive contribution-based profit allocation payment for the ACI business during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in ACI.
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
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2011 (in thousands):

					Losses
	Fair Value Measurements at Jun. 30, 2011				Six months ended
	Carrying				Jun. 30,
	Value	Level 1	Level 2	Level 3	2011	2010
Assets:
Goodwill (1)	$—	$—	$—	$—	$(5,900)	$—
Trade name (2)	1,200	—	—	1,200	(1,800)	$—

(1)	Represents the fair value of goodwill at the AFM business segment subsequent to the goodwill impairment charge recognized during the first quarter of 2011. See Note F for further discussion regarding impairment and valuation techniques applied.

(2)	Represents the fair value of AFM’s trade name at the AFM business segment subsequent to the impairment charge recognized during the first quarter of 2011.
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
Note J — Comprehensive income (loss)
The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) attributable to Holdings	$6,378	$(1,460)	$(596)	$(17,429)
Other comprehensive income:
Unrealized gain on cash flow hedge	—	578	143	897

Total other comprehensive income	—	578	143	897

Total comprehensive income (loss)	$6,378	$(882)	$(453)	$(16,532)

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
     Distributions:
•	On January 28, 2011, the Company paid a distribution of $0.34 per share to holders of record as of January 21, 2011. This distribution was declared on January 5, 2011.

•	On April 12, 2011, the Company paid a distribution of $0.36 per share to holders of record as of March 29, 2011. This distribution was declared on March 10, 2011.

•	On July 28, 2011, the Company paid a distribution of $0.36 per share to holders of record as of July 21, 2011. This distribution was declared on July 6, 2011.

Note L — Warranties
The Company’s ERGObaby, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows (in thousands):

	Six Months	Year Ended
	Ended June 30,	December 31,
	2011	2010
Beginning balance	$3,237	$1,529
Accrual	1,244	2,872
Warranty payments	(1,328)	(1,726)
Other (1)	—	562
Ending balance	$3,153	$3,237

(1)	Represents warranty liabilities acquired in 2010 related to Liberty Safe and ERGObaby.
Note M — Noncontrolling interest
Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders.
The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2011 and December 31, 2010:

	% Ownership		% Ownership
	June 30, 2011		December 31, 2010
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.6	69.4	69.6	69.4
American Furniture	99.9	99.9	99.9	91.4
ERGObaby	83.9	77.3	83.9	79.9
FOX	75.7	65.8	75.7	68.1
HALO	88.7	72.8	88.7	72.8
Liberty	96.2	87.7	96.2	87.7
Staffmark	76.2	68.3	76.2	68.5
Tridien	73.9	60.0	73.9	61.8

	Noncontrolling Interest Balances
	June 30,	December 31,
(in thousands)	2011	2010
ACI	$2,550	$2,326
American Furniture	(58)	(163)
ERGObaby	7,471	7,087
FOX	15,143	13,373
HALO	3,330	3,211
Liberty	1,278	1,156
Staffmark	52,562	50,962
Tridien	10,165	9,788
CGM	100	100

	$92,541	$87,840

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
United States Federal Statutory Rate	35.0%	35.0%	35.0%	(35.0%)
Foreign and State income taxes (net of Federal benefits)	4.2	7.9	11.1	4.5
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	5.3	34.2	22.6	65.5
Credit utilization	(9.8)	(9.7)	(28.3)	(10.5)
Non-deductible acquisition costs	—	—	—	4.2
Quarterly effective tax rate adjustment	1.9	46.4 (2)	14.9	3.4
Impairment expense	—	—	26.1	—
Other	(5.1)	(1.5)	(2.9)	0.6

Effective income tax rate	31.5%	112.3%	78.5%	32.7%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent, which is taxed as a partnership, and is due largely to the expense associated with the supplemental put.

(2)	Reflects revision in quarterly tax estimate for Staffmark resulting from revised forecasted earnings.

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
In pursuing new acquisitions, we seek businesses with the following characteristics:
•	North American base of operations;
•	stable and growing earnings and cash flow;
•	significant market share in defensible industry niche (i.e., has a “reason to exist”);
•	solid and proven management team with meaningful incentives;
•	low technological and/or product obsolescence risk; and
•	a diversified customer and supplier base.
Our management team’s strategy for our subsidiaries involves:
•	utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;
•	regularly monitoring financial and operational performance, instilling consistent financial discipline and supporting management in the development and implementation of information systems to effectively achieve these goals;
•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);
•	identifying and working with management to execute attractive external growth and acquisition opportunities; and
•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of approximately 2,000 deal intermediaries to whom it actively markets and whom we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
In addition, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one, especially in the current tight credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
2011 Highlights
Increase in quarterly distributions
On March 29, 2011 and July 6, 2011 we declared quarterly distributions of $0.36 per share which represented an increase of $0.02 per share over each distribution made in the corresponding quarters of 2010.
Staffmark preliminary prospectus filing
On April 12, 2011, Staffmark filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of Staffmark’s common stock. We currently own approximately 68.3% of Staffmark’s common stock, on a fully diluted basis.
Outlook
Sales and operating income during the first half of 2011 increased at six of our eight businesses when compared to the first half of 2010. The estimate of gross domestic product (“GDP”), a measure of the total production of goods and services, increased during the first and second quarter of 2011 at the seasonally adjusted annualized rate of 0.4% and 1.3%, respectively, compared to 3.1% for the fourth quarter of 2010. The decreasing rate of growth to date in 2011 compared to 2010 is an indication that consumer spending has slowed down. Each of our businesses is impacted by the overall economic environment including slow consumer spending and increasing commodity and fuel costs. Additionally, American Furniture is significantly affected by continued tight consumer credit markets and the depressed housing market which is evident in the significant decrease in sales and operating profit to date in fiscal 2011.
However, we believe that we will experience sustained flat to modest top-line growth in each of our businesses, with the exception of American Furniture and Tridien, through the remainder of fiscal 2011, although we cannot accurately predict the impact that rising commodity costs, such as steel, cotton and fuel may have on our gross profit margins if we are not able to successfully raise prices to offset the potential price increases. In addition, the impact of the recent Federal debt crisis and the impact that it may have on mitigating domestic economic growth in the second half of fiscal 2011 may result in limiting the top-line revenue growth at our portfolio companies.
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
We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

		February 28,
May 16, 2006	August 1, 2006	2007	August 31, 2007	January 4, 2008	March 31, 2010
Advanced Circuits	Tridien	HALO	American Furniture	Fox	Liberty Safe
Staffmark

September 16, 2010
ERGObaby
As noted above, we acquired our businesses on various dates through September 16, 2010. As a result, we cannot provide what we believe is a meaningful comparison of our consolidated results of operations for the entire three and six month periods ended June 30, 2011 compared to the same periods in 2010. In the following results of operations, we provide: (i) our consolidated results of operations for the three and six months ended June 30, 2011 and 2010, which includes the results of operations of our businesses (segments) from the date of acquisition; and (ii) comparative results of operations for each of our businesses, on a stand-alone basis, for each of the three and six month periods ended June 30, 2011 and 2010, which include pro forma results of operations for platform businesses acquired subsequent to January 1, 2010 and includes pro-forma operating data for periods prior to our acquisition of the business in order to provide meaningful comparative data.
Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$428,084	$404,322	$852,209	$757,941
Cost of sales	333,819	318,630	668,356	601,223

Gross profit	94,265	85,692	183,853	156,718
Staffing, selling, general and administrative expense	66,372	62,855	134,884	124,843
Fees to manager	3,935	3,709	7,778	7,373
Supplemental put expense (reversal)	1,667	2,565	4,895	16,991
Amortization of intangibles	7,689	7,477	15,391	13,600
Impairment expense	—	—	7,700	—

Income (loss) from operations	$14,602	$9,086	$13,205	$(6,089)

Net sales
On a consolidated basis, net sales increased $23.8 million and $94.3 million during the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. These increases for both the three and six month periods are due principally to increased revenues at each of our operating segments with the exception of American Furniture and Tridien. In addition, we realized revenues totaling approximately $11.2 million and $22.7 million in the three and six months ended June 30, 2011 at ERGObaby, which we acquired in September 2010. Refer to Results of Operations — Our Businesses for a more detailed analysis of net sales for each business segment.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $15.2 million and $67.1 million during the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. These increases are due almost entirely to the corresponding increase in net sales. Gross profit as a percentage of net sales totaled approximately 22.0% and 21.2% of net sales for the three month periods ended June 30, 2011 and 2010, respectively. Gross profit as a percentage of net sales totaled approximately 21.6% and 20.7% of net sales for the six month periods ended June 30, 2011 and 2010, respectively. The increase in gross profit percentage for both the three and six months ended June 30, 2011 compared to the same period in 2010 is principally attributable to the inclusion of ERGObaby results of operations in both periods of 2011. ERGObaby profit margin during the first half of 2011 was approximately 65%. Refer to Results of Operations — Our Businesses for a more detailed analysis of cost of sales for each business segment.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense increased approximately $3.5 million and $10.0 million in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. These increases are due principally to increases in costs directly tied to sales, such as commissions and direct customer support services, and selling, general and administrative costs at ERGObaby during 2011. Refer to Results of Operations — Our Businesses for a more detailed analysis of staffing, selling, general and administrative expense by segment. At the corporate level, selling, general and administrative expense decreased approximately $2.6 million in each of the three and six months ended June 30, 2011, respectively compared to the same periods in 2010. This decrease is principally due to a decrease in non-cash charges related to a call option granted by the Company in 2008 to the former CEO of Tridien totaling $2.9 million and $3.5 million in each of the three and six month periods ended June 30, 2011 compared to the same period in 2010.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2011 and 2010, we incurred approximately $3.9 million and $3.7 million, respectively, in expense for these fees. For the six months ended June 30, 2011 and 2010 we incurred approximately $7.8 million and $7.4 million, respectively, in expense for these fees. The increase in management fees for the three and six months ended June 30, 2011 is due principally to the increase in consolidated adjusted net assets as of June 30, 2011 in connection with the ERGObaby acquisition in September 2010 and the Liberty Safe acquisition in March 2010.
Supplemental put expense
Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by it upon termination of the Management Services Agreement. We accrue for the supplemental put expense on a quarterly basis. For the three and six months ended June 30, 2011, we incurred approximately $1.7 million and $4.9 million, respectively, in expense compared to $2.6 million and $17.0 million for the corresponding periods in 2010. The change in supplemental put expense in all periods presented is attributable to the increase in the fair value of our businesses during each of those periods.
Impairment expense
We incurred an impairment charge in the first quarter of 2011 totaling $7.7 million, which is reflected in the operating results for the six months ended June 30, 2011, at our American Furniture business segment based on our annual goodwill impairment analysis. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $5.9 million. The remaining $1.8 million charge reflected a write down of the unamortized balance of American Furniture’s intangible asset, its trade name. The write downs were necessary based on the further deterioration of the promotional furniture market.
We have completed our annual impairment analysis of goodwill as of March 31, 2011 and there was no indication of goodwill impairment at any of our other reporting units.

Results of Operations — Our Businesses
The following discussion reflects a comparison of the historical, and where appropriate, pro-forma results of operations for each of our businesses for the three and six month periods ending June 30, 2011 and June 30, 2010, which we believe is the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.
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
While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 (2009 saw a slight reduction) and increased again in 2010 and into the first and second quarter of 2011 as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. In the following discussion of results of operations, we may refer to Circuits Express as ACI-Tempe.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and six month periods ended June 30, 2011 and June 30, 2010.

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$20,020	$19,382	$40,313	$33,866
Cost of sales	8,914	8,817	17,842	15,034

Gross profit	11,106	10,565	22,471	18,832
Selling, general and administrative expense	3,419	3,425	6,821	10,030
Fees to manager	125	125	250	250
Amortization of intangibles	757	757	1,513	1,350

Income from operations	$6,805	$6,258	$13,887	$7,202

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Net sales
Net sales for the three months ended June 30, 2011 increased approximately $0.6 million, or 3.3%, over the corresponding three month period ended June 30, 2010. The increase in net sales is a result of increased gross sales in quick-turn production PCBs ($0.5 million) and assembly revenue ($0.5 million), offset in part by decreases in long-lead and prototype PCB production. Sales from quick-turn and prototype PCBs represented approximately 63.9% of net sales in 2011 compared to 62.9% in 2010. Net sales attributable to ACI-Tempe were approximately $4.9 million in the quarter ended June 30, 2011 compared to $5.2 million in the same period in 2010. The slight decrease in revenues for the ACI-Tempe operations is due to softer economic conditions, particularly military applications.
Cost of sales
Cost of sales for the three months ended June 30, 2011 increased approximately $0.1 million from the comparable period in 2010. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales increased during the three months ended June 30, 2011 (55.5% at June 30, 2011 as compared to 54.5% at June 30, 2010) largely as a result of effective cost containment measures instituted at our ACI-Tempe branch.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.4 million during each of the three month periods ending June 30, 2011 and 2010.
Income from operations
Operating income for the three months ended June 30, 2011 was approximately $6.8 million, an increase of approximately $0.5 million, compared to $6.3 million earned in the same period in 2010, principally as a result of those factors described above.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Net sales
Net sales for the six months ended June 30, 2011 increased approximately $6.4 million, or 19.0%, over the corresponding six month period ended June 30, 2010. The increase in net sales is a result of increased gross sales in long-lead time PCBs ($1.6 million), quick-turn production and prototype PCBs ($3.7 million) and assembly revenue ($1.0 million). Sales from quick-turn and prototype PCBs represented approximately 68.4% of net sales in 2011 compared to 70.4% in 2010. Net sales attributable to ACI-Tempe were approximately $10.0 million in the six months ended June 30, 2011 compared to $6.2 million in the same period in 2010. Results of operations for ACI-Tempe for the first quarter of 2010 only included twenty days of operations.
Cost of sales
Cost of sales for the six months ended June 30, 2011 increased approximately $2.8 million from the comparable period in 2010. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales increased marginally during the six months ended June 30, 2011 (55.7% at June 30, 2011 as compared to 55.6% at June 30, 2010) due to effective cost containment measures instituted at our ACI-Tempe branch.
Selling, general and administrative expense
Selling, general and administrative expense decreased approximately $3.2 million during the six months ended June 30, 2011 compared to the same period in 2010 due principally to non-cash stock compensation issued to management in January 2010 totaling approximately $3.8 million, and $0.3 million in direct acquisition costs incurred in acquiring ACI-Tempe in the six months ended June 30, 2010. Ignoring these one-time 2010 charges, selling, general and administrative expense increased approximately $0.9 million during the six months ended June 30, 2011 compared to the same period in 2010. ACI-Tempe incurred $1.6 million in selling, general and administrative costs in the six months ended June 30, 2011 compared to approximately $1.5 million reflected in ACI’s expenses in 2010, an increase of $0.1 million. Advertising and marketing costs increased $0.5 million in the six months ended June 30, 2011 compared to the same period in 2010.
Income from operations
Operating income for the six months ended June 30, 2011 was approximately $13.9 million, an increase of approximately $6.7 million compared to $7.2 million earned in the same period in 2010, principally as a result of those factors described above.

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
Results of Operations
The table below summarizes the income (loss) from operations data for American Furniture for the three and six month periods ended June 30, 2011 and June 30, 2010.

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$23,477	$33,308	$59,417	$77,288
Cost of sales	20,346	26,874	51,636	62,819

Gross profit	3,131	6,434	7,781	14,469
Selling, general and administrative expense	4,182	4,578	8,459	9,229
Fees to manager	—	125	125	250
Amortization of intangibles	546	546	1,092	1,092
Impairment expense	—	—	7,700	—

Income (loss) from operations	$(1,597)	$1,185	$(9,595)	$3,898

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Net sales
Net sales for the three months ended June 30, 2011 decreased approximately $9.8 million, or 29.5% over the corresponding three months ended June 30, 2010. Stationary product net sales decreased approximately $6.9 million, recliner product sales decreased approximately $2.2 million, and motion product sales decreased approximately $0.3 million. Sales of other products and a reduction in fuel surcharges were responsible for the remaining decrease in net sales during the three months ended June 30, 2011 compared to 2010. The decrease in net sales in all categories is the result of an extremely soft current retail environment and increased competition in pricing in the promotional furniture category during the second quarter of 2011. Sales to AFM’s largest customer decreased $8.0 million in the second quarter of 2011 compared to 2010. We expect net sales to be flat or lower during the second half of fiscal 2011 compared to the first half of fiscal 2011.
Cost of sales
Cost of sales decreased approximately $6.5 million in the three months ended June 30, 2011 compared to the same period of 2010 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 13.3% in the three months ended June 30, 2011 compared to 19.3% in the same period of 2010. The decrease in gross profit as a percentage of sales of approximately 6.0% during the three months ended June 30, 2011 is principally attributable to: (i) reduced selling prices during the second quarter of 2011 that were necessary based on aggressive competitor pricing; (ii) increases in overhead absorption rates on finished goods during the current quarter due to the decrease in production volume and (iii) raw material price increases.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2011, decreased approximately $0.4 million compared to the same period of 2010. This decrease is primarily due to decreased costs of insurance, bad debt expense and sales commissions. AFM initiated cost cutting measures during the quarter such as reducing headcount and consolidating warehouse facilities which have begun to reflect savings. We expect to realize additional savings in subsequent quarters during fiscal 2011 as a result of these measures.
Fees to Manager
During the three months ended June 30, 2011, American Furniture’s quarterly management fee was waived by the Manager. American Furniture will not incur any additional management fees through the remainder of fiscal 2011.
Income (loss) from operations
Loss from operations totaled approximately $1.6 million for the three months ended June 30, 2011 compared to income from operations of approximately $1.2 million in the three months ended June 30, 2010, principally due to those factors described above.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Net sales
Net sales for the six months ended June 30, 2011 decreased approximately $17.9 million, or 23.1%, over the corresponding six months ended June 30, 2010. Stationary product net sales decreased approximately $11.2 million, recliner product sales decreased approximately $5.0 million, and motion product sales decreased approximately $1.1 million. Sales of other products and a reduction in fuel surcharges were responsible for the remaining decrease in net sales during the six months ended June 30, 2011 compared to 2010. The decrease in net sales in all categories is the result of an extremely soft current retail environment and increased competition in pricing in our promotional furniture category during the first half of 2011. Sales to AFM’s largest customer decreased $15.0 million in the six months ended June 30, 2011 compared to 2010. We expect net sales to be flat or lower during the second half of fiscal 2011 compared to the first half of fiscal 2011.
Cost of sales
Cost of sales decreased approximately $11.2 million in the six months ended June 30, 2011 compared to the same period of 2010 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 13.1% in the six months ended June 30, 2011 compared to 18.7% in 2010. The decrease in gross profit as a percentage of sales of approximately 5.6% during the six months ended June 30, 2011 is principally attributable to: (i) reduced selling prices during the first half of 2011 that were necessary based on aggressive competitor pricing; (ii) increases in overhead absorption rates on finished goods during the first half of 2011 due to the decrease in production volume and (iii) raw material price increases
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2011, decreased approximately $0.8 million compared to the same period of 2010. This decrease is primarily due to decreased costs of insurance, bad debt expense and sales commissions. AFM initiated cost cutting measures during the period such as reducing headcount and consolidating warehouse facilities which have begun to reflect savings. We expect to realize additional savings in subsequent quarters during fiscal 2011 as a result of these measures.
Fees to Manager
During the six months ended June 30, 2011, American Furniture’s quarterly management fee was waived by the Manager. American Furniture will not incur any additional management fees through the remainder of fiscal 2011.
Impairment expense
American Furniture incurred an impairment charge to its goodwill ($5.9 million) and unamortized trade name ($1.8 million), aggregating $7.7 million, during the six months ended June 30, 2011. During the year ended December 31, 2010 American Furniture wrote down $35.5 million of its goodwill asset leaving a balance of $5.9 million. The impairment charge noted above eliminates the remaining balance of goodwill. The $1.8 million impairment charge to American Furniture’s trade name is on top of $3.3 million in impairment charges to its trade name expensed in 2010. The remaining intangible asset balance attributable to trade name after the latest impairment charge is $1.2 million. There were no impairment charges for American Furniture during the comparable 2010 period. The impairment charges resulted from the annual analysis of goodwill and were necessary based on the further deterioration of the promotional furniture market.
Income (loss) from operations
Loss from operations totaled approximately $9.6 million for the six months ended June 30, 2011 compared to income from operations of approximately $3.9 million in the six months ended June 30, 2010, principally due the impairment charges and other factors described above.

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
Pro forma Results of Operations
The table below summarizes the pro-forma income from operations data for ERGObaby for the three and six month periods ended June 30, 2011 and June 30, 2010.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(in thousands)	(Pro-forma)	(Pro-forma)	(Pro-forma)	(Pro-forma)
Net sales	$11,186	$8,181	$22,657	$15,791
Cost of sales (a)	3,854	2,424	8,025	4,710

Gross profit	7,332	5,757	14,632	11,081
Selling, general and administrative expense	4,354	2,802	8,481	5,205
Fees to manager (b)	125	125	250	250
Amortization of intangibles (c)	429	429	858	858

Income from operations	$2,424	$2,401	$5,043	$4,768

Pro-forma results of operations of ERGObaby for the three and six month periods ended June 30, 2011 and 2010 include the following pro-forma adjustments, applied to historical results as if we acquired ERGObaby on January 1, 2010:

(a)	Cost of sales for the three and six months ended June 30, 2011 does not include $0.2 million and $0.5 million, respectively, of amortization expense associated with the inventory fair value step-up recorded in 2011 as a result of and derived from the purchase price allocation in connection with our purchase.

(b)	Represents management fees that would have been payable to the Manager in 2010.

(c)	An increase in amortization of intangible assets totaling $0.4 and $0.9 million, respectively, in the three and six month periods ended June 30, 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition.
Pro forma three months ended June 30, 2011 compared to the pro forma three months ended June 30, 2010.
Net sales
Net sales for the three months ended June 30, 2011 were approximately $11.2 million, an increase of $3.0 million, or 36.7%, compared to the same period in 2010. Domestic sales were approximately $4.0 million in the three months ended June 30, 2011 compared to approximately $4.2 million in the same period in 2010, as shipments to several large domestic consolidators decreased during the six months ended 2011. The number of domestic retail outlets ERGObaby’s products sold to increased from 689 as of June 30, 2010 to 906 as of June 30, 2011. Excluding the impact of sales to consolidators in each of the periods, domestic sales increased approximately 1.8% during the three month period ended June 30, 2011 compared to the same period in 2010. International sales were approximately $7.2 million in the three months ended June 30, 2011 compared to $4.0 million in the same period of 2010, an increase of $3.2 million or 79.9%. This significant increase is primarily attributable to continued increases in sales to distributors in Asia, principally Japan, and South Korea, and the addition of new distributors during 2011 in Malaysia, the Caribbean, UAE, India, Uruguay and Mexico. Baby carriers represented 88.0% of sales for the three months ended June 30, 2011 compared to 85.6% for the same period in 2010. The remaining net sales in each of the three month periods ended June 30, 2011 and 2010 reflect accessory sales.

Cost of sales
Cost of sales for the three months ended June 30, 2011 were approximately $3.9 million compared to approximately $2.4 million in the same period of 2010. The increase of $1.5 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales decreased from 70.4% for the quarter ended June 30, 2010 to 65.5% in the quarter ended June 30, 2011. The decrease is attributable to: (i) a greater percentage of organic baby carriers (which are standard baby carriers made with organic cotton that generate a 7% to 10% lower gross profit margin than standard carriers and accounted for 38.5% of total baby carrier sales in the second quarter of 2011 compared to 37.4% in the same period of 2010) sold during the quarter ended June 30, 2011; (ii) a greater percentage of net sales were international sales in the second quarter of 2011 compared to 2010, which carry a lower price point and, as a result, generate lower gross profit margins (on average, international sales have a gross profit margin of approximately 59% compared to 72% for domestic sales); and (iii) price increases in raw materials, particularly cotton.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2011 increased to approximately $4.4 million or 38.9% of net sales compared to $2.8 million or 34.2% of net sales for the same period of 2010. The increase of $1.6 million is attributable in part to an increase of $0.4 million in a liability related to an earn-out provision with ERGObaby’s former owner as of June 30, 2011. The earn-out provision provides for a payment to ERGObaby’s former owner of $2.0 million if net sales meet or exceed an agreed upon hurdle rate in calendar year 2011. As of June 30, 2011, we estimate that there is a 53% probability that the hurdle will be met, which is an increase in the estimated probability of 35% utilized to calculate the liability as of March 31, 2011. The remaining increase in expenses during the three months ended June 30, 2011 compared to the same period in 2010 is due principally to increases in marketing costs ($0.3 million), an increase to the provision for uncollectible accounts ($0.3 million), personnel costs, representing increased headcount ($0.5 million), and professional fees ($0.1 million). These increased expenses all related to expansion initiatives and general overhead in order to support the current and anticipated increased sales volume.
Income from operations
Income from operations for the three months ended June 30, 2011 and 2010 were approximately $2.4 million in both periods, based principally on the factors described above.
Pro forma six months ended June 30, 2011 compared to the pro forma six months ended June 30, 2010.
Net sales
Net sales for the six months ended June 30, 2011 were $22.7 million, an increase of $6.9 million or 43.5% compared to the same period in 2010. Domestic sales were approximately $7.6 million in the six months ended June 30, 2011 compared to approximately $7.8 million in the same period for 2010 as shipments to several large domestic consolidators decreased during the first half of the year. The number of domestic retail outlets ERGObaby’s products were sold to increased from 689, as of June 30, 2010, to 906, as of June 30, 2011. Excluding the impact of sales to consolidators in each of the periods, domestic sales increased approximately 7.7% during the six month period ended June 30, 2011 compared to the same period in 2010. International sales were approximately $15.1 million in the six months ended June 30, 2011 compared to $8.1 million in 2010, an increase of $7.0 million or 87.2%. This significant increase is primarily attributable to continued increases in sales to distributors in Asia, principally Japan, and South Korea, and the addition of new distributors during 2011 in Malaysia, the Caribbean, UAE, India, Uruguay and Mexico. Baby carriers represented 88.9% of sales for the six months ended June 30, 2011 compared to 87.1% for the same period in 2010. The remaining net sales in each of the six month periods ended June 30, 2011 and 2010 reflect accessory sales.
Cost of sales
Cost of sales for the six months ended June 30, 2011 were approximately $8.0 million compared to $4.7 million in the same period of 2010. The increase of $3.3 million is due principally to the increase in sales. Gross profit as a percentage of sales decreased from 70.2% for the quarter ended June 30, 2010 to 64.6% in the same period of 2011. The decrease is attributable to: (i) a greater percentage of organic baby carriers (which are standard baby carriers made with organic cotton that generate a 7% to 10% lower gross profit margin than standard carriers and accounted for 43.6% of baby carrier sales in the first six months of 2011 compared to 41.8% in the same period of 2010) sold in the first six months of 2011 (ii) a greater percentage of net sales were international sales in the first six months of 2011 compared to 2010, which carry a lower price point and, as a result, generate lower gross profit margins (on average, international sales have a gross profit margin of 59% compared to approximately 72% for domestic sales) and (iii) price increases in raw materials, particularly cotton, and a weaker dollar.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2011 increased to approximately $8.5 million or 37.4% of net sales compared to $5.2 million or 33.0% of net sales for the same period of 2010. The increase of $3.3 million is attributable in part to an increase of $0.9 million in a liability related to an earn-out provision with ERGObaby’s former owner as of June 30, 2011. The earn-out provision provides for a payment to ERGObaby’s former owner of $2.0 million if net sales meet or exceed an agreed upon hurdle rate in calendar year 2011. As of June 30, 2011, we estimate that there is a 53% probability that the hurdle will be met, which is an increase in the estimated probability of 10% utilized to calculate the liability as of December 31, 2010. The remaining increase in expenses during the six months ended June 30, 2011 compared to the same period in 2010 is due principally to increases in advertising and marketing costs ($0.3 million), an increase to the provision for bad debts ($0.5 million), personnel costs, principally representing increased head count ($0.9 million), and professional fees ($0.5 million). These increased expenses all related to expansion initiatives and general overhead in order to support the current and anticipated increased sales volume.
Income from operations
Income from operations for the six months ended June 30, 2011 increased approximately $0.3 million to $5.0 million compared to the same period in 2010, based principally on the factors described above.
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
Results of Operations
The table below summarizes the income from operations data for Fox Factory for the three and six month periods ended June 30, 2011 and June 30, 2010.

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$45,895	$34,658	$88,775	$67,390
Cost of sales	33,068	24,776	62,971	48,034

Gross profit	12,827	9,882	25,804	19,356
Selling, general and administrative expense	6,796	5,439	13,320	10,622
Fees to manager	125	125	250	250
Amortization of intangibles	1,304	1,304	2,608	2,608

Income from operations	$4,602	$3,014	$9,626	$5,876

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Net sales
Net sales for the three months ended June 30, 2011 increased approximately $11.2 million, or 32.4%, compared to the corresponding period in 2010. OEM sales increased $8.2 million to $35.0 million during the three months ended June 30, 2011 compared to $26.8 million for the same period in 2010. The increase in OEM net sales is attributable to increases in sales in the mountain biking sector totaling $4.7 million (22.6%) and increases in sales in the powered vehicles sector totaling approximately $3.5 million (60%). The increase in OEM sales in the mountain biking sector during the three months ended June 30, 2011 is due to strong sales of the new model year products. The increase in OEM sales to the powered vehicle sector during the three months ended June 30, 2011 is the result of an increase in sales of suspension components to the ATV and off-road markets. Aftermarket sales increased approximately $3.0 million to $10.9 million during the three months ended June 30, 2011 compared to $7.6 million in the same period in 2010. This increase is attributable to increases in Aftermarket net sales in the powered vehicles sector totaling approximately $1.9 million and the mountain biking sector totaling approximately $1.1 million.
International OEM and Aftermarket sales were $30.4 million during the three months ended June 30, 2011 compared to $21.0 million during the same period in 2010, an increase of $9.4 million or 44.8%.
Cost of sales
Cost of sales for the three months ended June 30, 2011 increased approximately $8.3 million, or 33.5%, compared to the corresponding period in 2010. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales was approximately 27.9% for the three months ended June 30, 2011 compared to 28.5% for the same period in 2010. The 0.6% decrease in gross profit as a percentage of sales during 2011 is attributable to an unfavorable product and customer mix, increases in raw material costs and the negative impact of a weak dollar.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $1.4 million during the three months ended June 30, 2011 compared to the same period in 2010. This increase is the result of increases in (i) sales and marketing costs ($0.2 million), (ii) engineering costs ($0.4 million), and (iii) other administrative costs ($0.8 million) during the three months ended June 30, 2011, compared to 2010, principally to support the significant increase in sales.
Income from operations
Income from operations for the three months ended June 30, 2011 increased approximately $1.6 million to $4.6 million compared to the corresponding period in 2010, based principally on the significant increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Net sales
Net sales for the six months ended June 30, 2011 increased approximately $21.4 million, or 31.7%, compared to the corresponding period in 2010. OEM sales increased $16.6 million to $69.0 million during the six months ended June 30, 2011 compared to $52.4 million for the same period in 2010. The increase in OEM net sales is attributable to increases in sales in the mountain biking sector totaling $8.6 million (20.4%) and increases in sales in the powered vehicles sector totaling approximately $7.9 million (79.5%). The increase in OEM sales in the mountain biking sector during the six months ended June 30, 2011 is due to strong sales of the new model year product and inventory replenishment at OEM’s during the first quarter of 2011 that did not occur during 2010. The significant increase in OEM sales to the powered vehicle sector during the six months ended June 30, 2011 is the result of an increase in sales of suspension components to the ATV and off-road markets. Aftermarket sales increased approximately $4.8 million to $19.7 million during the six months ended June 30, 2011 compared to $14.9 million in the same period in 2010. This increase is attributable to increases in Aftermarket net sales in the powered vehicles sector totaling approximately $2.9 million and the mountain biking sector totaling approximately $1.9 million.
International OEM and Aftermarket sales totaled $58.3 million during the six months ended June 30, 2011 compared to $42.4 million during the same period in 2010, an increase of $15.9 million or 37.5%.
Cost of sales
Cost of sales for the six months ended June 30, 2011 increased approximately $14.9 million, or 31.1%, compared to the corresponding period in 2010. The increase in cost of sales is attributable to the increase in net sales for the same period. Gross profit as a percentage of sales was approximately 29.1% for the six months ended June 30, 2011 compared to 28.7%

for the same period in 2010. The 0.4% increase in gross profit as a percentage of sales during the first half of 2011 is attributable to efficiencies achieved in connection with the increased production volume. This was offset in part by an unfavorable product and customer mix compared to 2010, increased raw material costs and the negative impact of a weak dollar.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $2.7 million during the six months ended June 30, 2011 compared to the same period in 2010. This increase is the result of increases in (i) sales and marketing costs ($0.5 million), (ii) engineering costs ($0.8 million), and (iii) other administrative costs ($1.4 million) during the six months ended June 30, 2011, compared to 2010, principally to support the significant increase in sales.
Income from operations
Income from operations for the six months ended June 30, 2011 increased approximately $3.8 million to $9.6 million compared to the corresponding period in 2010, based principally on the significant increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.
Halo
Overview
HALO, headquartered in Sterling, IL, is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 90% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its over 900 account executives.
HALO acquired the promotional products distributor Relay Gear in February 2010.
Distribution of promotional products is seasonal. Management estimates that HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the income from operations data for HALO for the three and six month periods ended June 30, 2011 and June 30, 2010:

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$39,296	$35,277	$71,982	$64,981
Cost of sales	23,683	21,599	43,630	39,574

Gross profit	15,613	13,678	28,352	25,407
Selling, general and administrative expense	12,001	12,714	24,458	24,476
Fees to manager	125	125	250	250
Amortization of intangibles	606	601	1,214	1,218

Income (loss) from operations	$2,881	$238	$2,430	$(537)

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Net sales
Net sales for the three months ended June 30, 2011 increased approximately $4.0 million, or 11.4%, compared to the same period in 2010. The increase in net sales in the three months ended June 30, 2011 compared to the same period in 2010, is primarily attributable to increased sales to existing customers as a result of improving macro-economic conditions and, to a lesser extent, the development of several new significant customers and the replacement of account executives with new account executives that, on average, generated larger sales.
Cost of sales
Cost of sales for the three months ended June 30, 2011 increased approximately $2.1 million compared to the same period in 2010. The increase in cost of sales is primarily attributable to the corresponding increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.7% and 38.8% of net sales for the three month periods ended June 30, 2011 and 2010, respectively. The increase in gross profit percentage for the three months ended June 30, 2011 compared to the same period in 2010 is principally attributable to improved product sourcing and procurement efficiencies realized during the current quarter.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2011 decreased approximately $0.7 million compared to the same period in 2010. Approximately $1.6 million of litigation settlement proceeds are reflected as a reduction to selling, general and administrative costs in the three months ended June 30, 2011. Approximately $0.2 million of the settlement proceeds, which totaled approximately $1.8 million, was reflected in the first quarter of 2011. Excluding the impact of the settlement proceeds, selling, general and administrative expenses increased approximately $0.9 million for the three months ended June 30, 2011 compared to the same period in 2010. Direct commission expenses increased by approximately $0.6 million as a result of increased sales in the three months ended June 30, 2011 together with an increase of $0.3 million in salaries and wages. Excluding the impact of the settlement proceeds, selling general and administrative costs represented 34.5% of net sales for the three months ended June 30, 2011, compared to 36.0% in the same period in 2010.
Income from operations
Income from operations was approximately $2.9 million for the three months ended June 30, 2011 representing an increase of $2.6 million compared to the same period in 2010. The improved operating results are principally due to the increase in net sales and settlement proceeds offset in part by direct commission expense and other factors as described above.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Net sales
Net sales for the six months ended June 30, 2011 increased approximately $7.0 million, or 10.8%, compared to the same period in 2010. Sales increases attributable to accounts acquired as part of the Relay Gear acquisition in February 2010 accounted for approximately $0.5 million of the increase in net sales in the six months ended June 30, 2011 compared to the same period in 2010. The remaining increase in net sales in the six months ended June 30, 2011 compared to the same period in 2010 is primarily attributable to increased sales to existing customers as a result of improving macro-economic conditions and, to a lesser extent, the development of several new significant customers and the replacement of account executives with new account executives that, on average, generated larger sales.
Cost of sales
Cost of sales for the six months ended June 30, 2011 increased approximately $4.1 million compared to the same period in 2010. The increase in cost of sales is primarily attributable to the corresponding increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.4% and 39.1% of net sales for the six month periods ended June 30, 2011 and 2010, respectively. The increase in gross profit percentage for the three months ended June 30, 2011 compared to the same period in 2010 is attributable to improved product sourcing and procurement efficiencies realized during 2011, offset in part by an unfavorable sales mix.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2011 were approximately $24.5 million in each of the six month periods ended June 30, 2011 and 2010. Approximately $1.8 million of litigation settlement proceeds are reflected as a reduction to selling, general and administrative costs in the six months ended June 30, 2011. Excluding the impact of the settlement proceeds, selling, general and administrative expenses increased approximately $1.8 million in the six months ended June 30, 2011 compared to the same period in 2010. Direct commission expenses increased by approximately $1.2 million as a result of increased sales in 2011, together with an increase of $0.6 million in salaries and wages. Excluding the impact of the settlement proceeds, selling general and administrative costs represented 36.4% of net sales for the three months ended June 30, 2011 compared to 37.7% in the same period in 2010.
Income (loss) from operations
Income from operations was approximately $2.4 million for the six months ended June 30, 2011, representing an increase of $2.9 million compared to the same period in 2010, which reflected an operating loss of $0.5 million. The improved operating results are principally due to the increase in net sales and settlement proceeds, offset in part by direct commission expense and other factors as described above.
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
Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.
On March 31, 2010 we made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million, representing 96.2% of the equity in Liberty Safe.
Results of Operations and Pro-forma Results of Operations
The table below summarizes the results of operations for Liberty Safe for the three months ended June 30, 2011 and the three months ended June 30, 2010. It also summarizes the results of operations for the six month period ended June 30, 2011 and the pro-forma results of operations for the six months ended June 30, 2010.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(in thousands)				(Pro-forma)
Net sales	$18,622	$13,579	$38,825	$29,512
Cost of sales	13,756	10,185	28,931	21,311

Gross profit	4,866	3,394	9,894	8,201
Selling, general and administrative expense (a)	2,430	2,148	5,142	3,970
Fees to manager	125	125	250	250
Amortization of intangibles (b)	1,294	1,290	2,589	2,580

Income (loss) from operations	$1,017	$(169)	$1,913	$1,401

Pro-forma results of operations of Liberty Safe for the six months ended June 30, 2010 include the following pro-forma adjustments applied to historical results as if we acquired Liberty Safe on January 1, 2010.

(a)	Selling, general and administrative expense was reduced by $4.9 million in the six months ended June 30, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

(b)	An increase in amortization of intangible assets totaling $0.6 million in the six month period ended June 30, 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Liberty Safe.
Three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Net sales
Net sales for the three months ended June 30, 2011 increased approximately $5.0 million, or 37.1%, over the corresponding three months ended June 30, 2010. Non-Dealer sales were approximately $10.4 million in the three months ended June 30, 2011 compared to $7.8 million in the same period in 2010 representing an increase of $2.6 million or 33.3%. Dealer sales totaled approximately $8.2 million in the three months ended June 30, 2011 compared to $5.8 million in the same period in 2010 representing an increase of $2.4 million or 41.4%. The significant increase in Non-Dealer sales in 2011 is due to strong results in the sporting goods channel ($1.4 million) and the farm and fleet channel ($2.4 million) offset in part by the loss of a club account to an import product line ($0.6 million) and a decline in the home improvement channel ($0.6 million). The sporting goods channel increase is the result of Liberty Safe being the sole supplier to two major accounts that offered robust sales promotions in the second quarter of 2011 resulting in higher retail sales. The farm and fleet channel increase is attributable to (i) fulfilling a significant number of backorders that existed at the end of the first quarter and (ii) increased sell through at retail driven by a robust co-op advertising campaign. Management believes that these increased sales levels are the result, in large part, to sales generated by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.
Cost of sales
Cost of sales for the three months ended June 30, 2011 increased approximately $3.6 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 26.1% and 25.0% of net sales for the three month periods ended June 30, 2011 and June 30, 2010, respectively. The increase in gross profit as a percentage of sales for the three months ended June 30, 2011 compared to 2010 is attributable to a price increase that took effect on June 1, 2011 and a favorable product mix with certain customers. This was offset in part by higher freight costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2011, increased approximately $0.2 million compared to the same period in 2010. This increase is largely the result of increased direct commission expense and co-op advertising, both related to the significant increase in sales.
Income (loss) from operations
Income from operations was approximately $1.0 million for the three months ended June 30, 2011, representing an increase of $1.2 million compared to the same period in 2010, which reflected an operating loss of $0.2 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.
Six months ended June 30, 2011 compared to the pro-forma six months ended June 30, 2010.
Net sales
Net sales for the six months ended June 30, 2011 increased approximately $9.3 million, or 31.6%, over the corresponding six months ended June 30, 2010. Non-Dealer sales were approximately $23.0 million in the six months ended June 30, 2011 compared to $16.7 million in the same period in 2010, representing an increase of $6.3 million or 37.7%. Dealer sales totaled approximately $15.8 million in the six months ended June 30, 2011 compared to $12.8 million in the same period in 2010, representing an increase of $3.0 million or 23.4%. The significant increase in Non-Dealer sales in 2011 is the result of increased sales in the sporting goods channel ($5.7 million) and the farm and fleet channel ($2.4 million), offset in part by the loss of a club account to an import product line ($1.3 million) and a decline in the home improvement channel ($0.5 million). The sporting goods channel increase results from Liberty Safe being the sole supplier to two major accounts that offered robust sales promotions in the first and second quarter of 2011 resulting in higher retail sales. The farm and fleet channel increase is attributable to (i) fulfilling a significant number of backorders that existed at the end of the first quarter and (ii) increased sell through at retail driven by a robust co-op advertising campaign. Management believes that these increased sales levels are due, in large part, to sales generated by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.
Cost of sales
Cost of sales for the six months ended June 30, 2011 increased approximately $7.6 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.5% and 27.8% of net sales for the six month periods ended June 30, 2011 and June 30, 2010, respectively. The decrease in gross profit as a percentage of sales of 2.3% for the six months ended June 30, 2011 compared to 2010 is primarily attributable to higher transportation costs (1.7%), offset in part by an increase in sales prices. A price increase went into effect June 1, 2011 to offset higher transportation costs and potentially higher commodity costs, and as a result we currently expect that Liberty Safe’s margins will increase slightly through the remainder of 2011.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2011, increased approximately $1.2 million compared to the same period in 2010. This increase is principally the result of increases in the following costs to support the significant increase in sales: (i) commission expense ($0.3 million), (ii) co-op advertising ($0.2 million) and the ongoing national ad campaign being conducted by Liberty Safe ($0.4 million) and (iii) costs associated with increased headcount ($0.2 million) to support the increase in net sales.
Income from operations
Income from operations was approximately $1.9 million for the six months ended June 30, 2011 representing an increase of $0.5 million compared to the same period in 2010, which reflected operating income of $1.4 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

Staffmark
Overview
Staffmark, a national provider of contingent workforce solutions that serves the temporary staffing needs of employers throughout the United States, provides a full spectrum of light industrial and clerical staffing solutions. Staffmark has a client base of approximately 6,000 and currently places over 37,000 temporary employees weekly in a broad range of industries.
Staffmark is focused on establishing and maintaining a leading position within the markets in which it operates. It seeks to achieve this by winning its clients’ business one location at a time and leveraging that success into a broader relationship where it services multiple client locations. As Staffmark’s client relationships develop, it enhances its position within markets by: (i) hiring additional sales and operations staff; (ii) opening branch and on-site locations; and (iii) making strategic acquisitions. This strategy enables Staffmark to gain operating leverage in its markets, raise the awareness of its brand and realize efficiencies of scale.
A closely monitored statistic within the temporary staffing industry is the temporary penetration rate, which measures the percentage of the total United States workforce that is temporary versus full-time based on data from the United States Bureau of Labor Statistics. The temporary penetration rate in June 2011 was 1.70%, up slightly from 1.69% in December 2010, but down from 1.73% reported at the end of the first quarter of 2011. This reduction together with the jobless rate increase during June to 9.2% indicates that the economy may be slowing down.
On April 12, 2011, Staffmark filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its common stock.
Results of Operations
The table below summarizes the income from operations data for Staffmark for the three and six month periods ended June 30, 2011 and 2010.

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service revenues	$255,644	$251,354	$502,443	$468,756
Cost of services	219,656	215,175	434,506	403,700

Gross profit	35,988	36,179	67,937	65,056
Staffing, selling, general and administrative expense	29,514	28,688	60,363	56,910
Fees to manager	313	22	613	283
Amortization of intangibles	1,124	1,226	2,260	2,452

Income from operations	$5,037	$6,243	$4,701	$5,411

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Service revenues
Revenues for the three months ended June 30, 2011 increased $4.3 million, or 1.7%, over the corresponding three months ended June 30, 2010. This relatively small increase in revenues reflects flattening demand for temporary staffing services (primarily light industrial and clerical), resulting in part from reduced demand related to the earthquake and tsunami in Japan, which have disrupted the supply chain with companies located in the United States. The impact was felt particularly with reduced temporary staffing services provided to Staffmark’s auto-related customers that supply parts to Japanese automakers. Staffmark expects to ramp up services with these customers in the third quarter as they restore their production. Temporary staffing services increased approximately $4.1 million, in spite of the reduction in temporary staffing services resulting from the aforementioned supply chain interruption, and direct hire revenue increased approximately $0.2 million in the three months ended June 30, 2011 compared to the same period last year. Management believes that the supply chain disruption in the second quarter of 2011 negatively impacted top line revenues, primarily in light industrial temporary staffing services, by approximately $8.0 million in its direct auto industry related clients and that it should recover a substantial portion of those lost revenues in the second half of fiscal 2011.
Cost of services
Direct cost of services for the three months ended June 30, 2011 increased approximately $4.5 million from the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of revenue was approximately 14.1% and 14.4% of revenues for the three-month periods ended June 30, 2011 and 2010, respectively. The majority of the decrease in the gross profit margin of approximately 30 basis points is principally the result of higher state unemployment tax rates in 2011 resulting from further increases in funding required for various states’ depleted unemployment reserves. Any increases in unemployment tax rates not fully recovered through pricing will have an adverse effect on gross profit margins in the future.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the three months ended June 30, 2011, increased approximately $0.8 million compared to the same period a year ago. The increased costs incurred during the three months ended June 30, 2011 compared to the same period of 2010 are primarily attributable to: (i) increases in overhead costs ($1.3 million), primarily in staffing expense, necessary to service the increase in revenues and overall operations and (ii) increases in costs associated with the on-going PeopleSoft conversion ($0.2 million), offset in part by a decrease in bad debt expense ($0.6 million). Staffing, selling, general and administrative expense as a percentage of revenues was 11.5% during the three months ended June 30, 2011 compared to 11.4% during the same period in 2010.
Fees to manager
Fees to manager for the three months ended June 30, 2011, increased approximately $0.3 million versus the same period a year ago. In 2010, the management services agreement was amended for a one-time reduction in the fee to 25% of the total annual fee. This amendment expired December 31, 2010.
Income from operations
Income from operations decreased approximately $1.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 based on the factors described above.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Service revenues
Revenues for the six months ended June 30, 2011 increased $33.7 million, or 7.2%, over the corresponding six months ended June 30, 2010. This increase in revenues primarily reflects increased demand for temporary staffing services during the first quarter of 2011 coupled with the flattening of service revenues in the second quarter due in part to the supply chain interruption experienced at auto related customers (see the three month service revenue comparison above). Temporary staffing service revenue increases in light industrial and managed services are principally responsible for the increase. Temporary staffing service revenue increased approximately $32.8 million and direct hire revenue increased approximately $0.4 million in the six months ended June 30, 2011 compared to the same period last year. Management believes that the supply chain disruption in the second quarter of 2011 negatively impacted top line revenues, primarily in light industrial temporary staffing services, by approximately $8.0 million in its direct auto industry related clients and that it should recover a substantial portion of those lost revenues in the second half of fiscal 2011.
Cost of services
Direct cost of revenues for the six months ended June 30, 2011 increased approximately $30.8 million from the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 13.5% and 13.9% of revenues for the six month periods ended June 30, 2011 and 2010, respectively. The majority of the decrease in the gross profit margin of approximately 40 basis points is the result of higher state unemployment tax rates in 2011 resulting from further increases in funding required for various states’ depleted unemployment reserves, to the extent not recovered through pricing, offset in part by the increased gross profit provided by the increase in direct hire revenues. Gross profit as a percentage of sales is historically lowest in the first fiscal quarter ended March 31 due to the front loading of certain employment taxes. We expect Staffmark’s gross profit margins to steadily increase through the remainder of the year, although any increases in unemployment tax rates not fully recovered through pricing will have an adverse effect on gross profit margins in the future.
Staffing, selling, general and administrative expense
Staffing, selling, general and administrative expense for the six months ended June 30, 2011 increased approximately $3.5 million compared to the same period a year ago. The increased costs incurred during the six months ended June 30, 2011 compared to the same period of 2010 are primarily attributable to increases in (i) overhead costs ($3.2 million), primarily in staffing expense, necessary to service the increase in revenues and overall operations (ii) a non-recurring, non-cash compensation charge related to a one-time cost for accelerating vesting rights in stock options ($0.6 million) (iii) professional fees ($0.3 million) and (iv) costs associated with the on-going PeopleSoft conversion ($0.3 million). These increases were offset in part by a reduction in bad debt expense ($1.0 million) incurred during the six months ended June 30, 2011 compared to the same period of 2010. Staffing, selling, general and administrative expense as a percentage of revenues was 12.0% during the six months ended June 30, 2011 compared to 12.1% during the same period in 2010.
Fees to manager
Fees to manager for the six months ended June 30, 2011, increased approximately $0.3 million versus the same period a year ago. In 2010, the management services agreement was amended for a one-time reduction in the fee to 25% of the total annual fee. This amendment expired December 31, 2010.
Income from operations
Income from operations decreased approximately $0.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 based principally on the factors described above.
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
Results of Operations
The table below summarizes the income from operations data for Tridien for the three and six month periods ended June 30, 2011 and June 30, 2010.

	Three months ended		Six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$13,944	$16,764	$27,797	$32,081
Cost of sales	10,322	11,208	20,365	21,884

Gross profit	3,622	5,556	7,432	10,197
Selling, general and administrative expense	2,106	1,690	4,256	3,634
Fees to manager	88	88	175	175
Amortization of intangibles	329	376	659	752

Income from operations	$1,099	$3,402	$2,342	$5,636

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Net sales
Net sales for the three months ended June 30, 2011 decreased approximately $2.8 million or 16.8% compared to the corresponding three months ended June 30, 2010. Net sales of non-powered support surfaces and patient positioning devices totaled $11.2 million in the three months ended June 30, 2011 compared to $11.8 million during the same period in 2010, a decrease of $0.6 million or 5.1%. Net sales of powered products totaled $2.7 million during the three months ended June 30, 2011 compared to $5.0 million in the same period of 2010, a decrease of $2.2 million or 44.0%. Sales of non-powered support surfaces were lower in the second quarter of 2011 compared to the same period in 2010 due to: (i) higher than normal sales in the second quarter of 2010 as a result of sales to a customer who was replacing product manufactured by another company with a product manufactured by Tridien and (ii) lower sales prices granted to certain customers in 2011 compared to 2010 in exchange for long term purchase commitments. The significant decrease in powered sales during the second quarter of 2011 compared to 2010 is the loss of business at a large customer during the current quarter and softening in demand for some powered products resulting from aggressive pricing from competitors and delays in new product launches.
Cost of sales
Cost of sales decreased approximately $0.9 million in the three months ended June 30, 2011 compared to the same period of 2010 primarily as a result of the decrease in sales. Gross profit as a percentage of sales was 26.0% in the three months ended June 30, 2011 compared to 33.1% in the corresponding period in 2010. The decrease in gross profit as a percentage of sales of 7.1% in 2011 is principally due to selling price concessions made to customers in 2011 in exchange for long term purchase commitments (3.5%), one time start-up costs associated with opening a new production facility (0.9%), and the negative impact in labor and overhead absorption rates resulting from a decrease in production volume on powered products (2.7%).
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2011 increased approximately $0.4 million compared to the same period of 2010. This increase is principally the result of increased spending on infrastructure, marketing and sales support ($0.4 million) in an effort to spur positive growth activity in both powered and non-powered product revenue.
Income from operations
Income from operations decreased approximately $2.3 million to $1.1 million for the three months ended June 30, 2011 compared to $3.4 million in the three months ended June 30, 2010, due principally to those factors described above.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Net sales
Net sales for the six months ended June 30, 2011 decreased approximately $4.3 million or 13.4% compared to the corresponding six months ended June 30, 2010. Net sales of non-powered support surfaces and patient positioning devices totaled $22.5 million in 2011 compared to $24.2 million during the same period in 2010, a decrease of 1.7 million or 7.0%. Net sales of powered products totaled $5.3 million during the six months ended June 30, 2011 compared to $7.9 million in the same period of 2010, a decrease of $2.6 million or 32.9%. Sales of non-powered support surfaces were lower for the six months ended June 30, 2011 compared to the same period in 2010 as the result of: (i) higher than normal sales in the second quarter of 2010 as a result of sales to a customer who was replacing product manufactured by another company with a product manufactured by Tridien; and (ii) lower sales prices granted to certain customers in 2011 compared to 2010 in exchange for long term purchase commitments. The significant decrease in powered product sales during the six months ended June 30, 2011 compared to the same period of 2010 is the result of the loss of a large customer during the period and softening in demand for some powered products resulting from aggressive pricing from competitors and delays in our new product launches. Although we expect increased sales in Tridien’s powered product sector in the second half of 2011, sales for the full year will most likely be lower than fiscal 2010.
Cost of sales
Cost of sales decreased approximately $1.5 million in the six months ended June 30, 2011 compared to the same period of 2010 primarily as a result of the decrease in sales. Gross profit as a percentage of sales was 26.7% in the six months ended June 30, 2011 compared to 31.8% in the corresponding period in 2010. The decrease of 5.1% in 2011 is principally due to increases in foam costs (1.3%), a major component in non-powered products, the product of selling price concessions made to customers in 2011 in exchange for long term purchase commitments (2.7%), one time start-up costs associated with opening a new production facility (0.5%), and the negative impact in overhead absorption rates resulting from a decrease in production volume (0.6%).
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2011 increased approximately $0.6 million compared to the same period of 2010. This increase is principally the result of increase spending on infrastructure, engineering, sales and marketing to promote growth, in both the powered and non-powered product sector.
Income from operations
Income from operations decreased approximately $3.3 million to $2.3 million for the six months ended June 30, 2011 compared to $5.6 million in the six months ended June 30, 2010, due principally to those factors described above.

Liquidity and Capital Resources
For the six months ended June 30, 2011, on a consolidated basis, cash flows provided by operating activities totaled approximately $48.5 million, which represents a $40.9 million increase in cash provided by operations compared to the six months ended June 30, 2010. This increase is the result of the operating cash generated at our business segments, specifically, Staffmark ($25.1 million), Advanced Circuits, ($9.8 million), ERGObaby ($3.9 million) and Liberty ($5.4 million). In each case, the majority of the operating cash was used to pay down their intercompany loans.
Cash flows used in investing activities totaled approximately $11.2 million, which reflects maintenance capital expenditures of approximately $5.3 million and growth capital expenditures totaling $6.1 million. The growth capital expenditures were incurred at Liberty Safe and Fox.
Cash flows used in financing activities totaled approximately $41.6 million, principally reflecting distributions paid to shareholders during the year totaling approximately $32.7 million and net repayments under our Revolving Credit Facility and Term Loan Facility of $8.0 million.
At June 30, 2011, we had approximately $9.2 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
As of June 30, 2011, we had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — $75.7 million;

•	American Furniture — $22.1 million;

•	ERGObaby — $43.5 million;

•	Fox — $33.1 million;

•	HALO — $44.3 million;

•	Liberty — $40.4 million;

•	Staffmark — $51.6 million; and

•	Tridien — $4.0 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. As of June 30, 2011, American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, AFM is in turn required to pay down on its term debt with us. The amount of the shortfall at June 30, 2011 is approximately $1.4 million.
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
We incurred non-cash charges to earnings of approximately $4.9 million during the six months ended June 30, 2011 in order to recognize an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $42.6 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at June 30, 2011.

The current portion of the supplemental put liability of $6.9 million represents an accrual for the contribution-based profit allocation that will be paid to our Manager during the third quarter of 2011. This accrual represents the contribution-based profit for the fifth anniversary date of Advanced Circuits and reduces the overall supplemental put liability when paid.
The Manager has elected to receive the positive contribution-based profit allocation payment.
The following table provides the contribution-based profit for each of the businesses we control at June 30, 2011 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

	Contribution-
	based profit	Quarter End of
	allocation	Fifth Anniversary
(in thousands)	accrual at June	Date of Acquisition
Advanced Circuits	$6,715	June 30, 2011
American Furniture	(8,609)	September 30, 2012
ERGObaby	151	September 30, 2015
FOX	2,816	March 31, 2013
HALO	376	March 31, 2012
Liberty	(226)	March 31, 2015
Staffmark	(5,024)	June 30, 2011
Tridien	(115)	September 30, 2011

Total contribution-based profit portion	$(3,916)
Estimated gain on sale portion	53,409

Total supplemental put liability	$49,493

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months. The quarterly distribution for the three months ended June 30, 2011 was paid on July 28, 2011 and was $16.8 million. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
Our Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in December 2012, and a Term Loan Facility totaling $73.0 million, which matures in December 2013. We incurred interest expense of $1.8 million and $3.9 million in the three and six months ended June 30, 2011, respectively in connection with this Credit Agreement. Our current borrowing rates for the Term Loan Facility portion of our Credit Agreement is LIBOR (4.0%) and Base (3.0%). Our current borrowing rates for the Revolving Credit Facility portion of our Credit Agreement is LIBOR (2.5%) and Base (1.5%).
The Term Loan Facility requires quarterly payments of $0.5 million which commenced June 30, 2008, with a final payment of the outstanding principal balance due on December 7, 2013.
We had approximately $234.3 million in borrowing base availability under the Revolving Credit Facility at June 30, 2011. Letters of credit totaling $69.9 million were outstanding at June 30, 2011. We currently have no exposure to failed financial institutions. At June 30, 2011, we had $15.0 million in outstanding borrowings under the Revolving Credit Facility.
The following table reflects required and actual financial ratios as of June 30, 2011 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	5.8:1.0
Interest Coverage Ratio	greater than or equal to 2.75:1.0	10.3:1.0
Leverage Ratio	less than or equal to 3.5:1.0	1.1:1.0
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
The tables below reconcile the most directly comparable GAAP financial measures to EBITDA, Adjusted EBITDA and Cash Flow Available for Distribution and Reinvestment (”CAD”).
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
Adjusted EBITDA — Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805;(iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our manager that requires us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increases we will incur additional supplemental put charges and vice versa when the fair value of our businesses decreases; (iv) management fees, which reflect fees due quarterly to our manager in connection with our Management Services Agreement (“MSA”); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.
We believe that EBITDA and Adjusted EBITDA provide useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to net income (loss) these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.
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
The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
     Six-months ended June 30, 2011

			Advanced	American
	Consolidated	Corporate	Circuits	Furniture	ERGObaby	HALO	Fox	Liberty	Staffmark	Tridien	Total
Net income (loss)	$1,699	$(6,972)	$6,926	$(9,156)	$1,279	$1,059	$5,410	$(224)	$2,044	$1,333	$1,699

Adjusted for:
Provision (benefit) for income taxes	6,219	(982)	3,699	(1,991)	807	250	3,126	(154)	622	842	6,219
Interest expense (net)	4,877	3,891	(1)	23	28	—	6	—	930	—	4,877
Intercompany interest	—	(12,278)	3,089	1,166	2,347	1,095	919	2,151	1,365	146	—
Depreciation and amortization	21,801	2,250	2,413	1,911	1,523	1,700	3,362	3,377	4,065	1,200	21,801

EBITDA	$34,596	$(14,091)	$16,126	$(8,047)	$5,984	$4,104	$12,823	$5,150	$9,026	$3,521	$34,596

(Gain) loss on sale of fixed assets	92	—	—	(12)	—	40	60	1	3	—	92
Non-controlling stockholder compensation	1,215	(1,175)	8	108	178	—	455	130	1,464	47	1,215
Impairment charges	7,700	—	—	7,700	—	—	—	—	—	—	7,700
Increase in earnout probability	850	—	—	—	850	—	—	—	—	—	850
Supplemental put	4,895	4,895	—	—	—	—	—	—	—	—	4,895
Management fees	7,778	5,615	250	125	250	250	250	250	613	175	7,778

Adjusted EBITDA	$57,126	$(4,756)	$16,384	$(126)	$7,262	$4,394	$13,588	$5,531	$11,106	$3,743	$57,126

Adjusted EBITDA
    Six-months ended June 30, 2010

			Advanced	American
	Consolidated	Corporate	Circuits	Furniture	ERGObaby	HALO	Fox	Liberty	Staffmark	Tridien	Total
Net income (loss)	$(16,030)	$(24,613)	$3,778	$362	$—	$(1,289)	$2,947	$(2,305)	$1,796	$3,294	$(16,030)

Adjusted for:
Provision (benefit) for income taxes	3,952	(1,076)	1,950	222	—	(653)	1,631	(508)	363	2,023	3,952
Interest expense (net)	5,544	4,609	(1)	12	—	—	—	—	924	—	5,544
Intercompany interest	—	(10,951)	1,380	3,186	—	1,310	1,193	1,106	2,476	300	—
Depreciation and amortization	18,566	2,907	2,133	1,687	—	1,711	3,168	1,697	4,014	1,249	18,566

EBITDA	$12,032	$(29,124)	$9,240	$5,469	$—	$1,079	$8,939	$(10)	$9,573	$6,866	$12,032

(Gain) loss on sale of fixed assets	(9)	—	—	(4)	—	(1)	(7)	—	3	—	(9)
Non-controlling stockholder compensation	7,441	2,399	3,774	107	—	—	211	65	824	61	7,441
Acquisition expenses	1,924	—	315	—	—	59	—	1,550	—	—	1,924
Supplemental put	16,991	16,991	—	—	—	—	—	—	—	—	16,991
Management fees	7,373	5,790	250	250	—	250	250	125	283	175	7,373

Adjusted EBITDA	$45,752	$(3,944)	$13,579	$5,822	$—	$1,387	$9,393	$1,730	$10,683	$7,102	$45,752

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of CAD. CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD, together with future distributions and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
(in thousands)	(unaudited)	(unaudited)
Net income (loss)	$1,699	$(16,030)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20,800	17,730
Impairment expense	7,700	—
Amortization of debt issuance costs	1,001	836
Supplemental put expense	4,895	16,991
Noncontrolling interests and noncontrolling shareholders charges	1,215	7,441
Other	87	(160)
Deferred taxes	(1,926)	(2,062)
Changes in operating assets and liabilities	13,013	(17,177)

Net cash provided by operating activities	48,484	7,569
Plus:
Unused fee on revolving credit facility (1)	1,542	1,629
Successful acquisition expense (2)	850	1,924
Changes in operating assets and liabilities	—	17,177
Less:
Changes in operating assets and liabilities	13,013	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	1,468	71
American Furniture	(62)	22
ERGObaby	388	—
Fox	198	357
Halo	662	164
Liberty	126	146
Staffmark	1,347	1,008
Tridien	997	413

Estimated cash flow available for distribution and reinvestment	$32,739	$26,118

Distribution paid in March 2011 and April 2010	$16,821	$14,238
Distribution paid in July 2011/2010	16,821	14,238

	$33,642	$28,476

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents transaction costs for successful acquisitions that were expensed during the period.

(3)	Excludes growth capital expenditures of approximately $6.2 million for the six months ended June 30, 2011.
Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April coinciding with income tax refunds. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer.

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
The table below summarizes the payment schedule of our contractual obligations at June 30, 2011:

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$103,117	$10,425	$92,692	$—	$—
Capital lease obligations	713	248	465	—	—
Operating lease obligations (b)	61,302	12,203	19,292	12,060	17,747
Purchase obligations (c)	191,958	122,240	36,318	33,400	—
Supplemental put obligation (d)	42,602	376	2,816	151	—

Total		$145,492	$151,583	$45,611	$17,747

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of June 30, 2011, including: (i) shareholder distributions of $67.3 million, (ii) management fees of $16.7 million per year over the next five years and, (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and Capital Resources.
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

Of the remaining seven reporting units as of March 31, 2011 the fair value of one of the reporting units was not substantially in excess of its carrying value. Information from step-one of the impairment test for this reporting unit is as follows:

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 10, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2011. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2011.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

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

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: August 9, 2011

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.