Form 10-Q
period 2011-09-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2011-11-08
CIK 1345122, 1345126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMPASS DIVERSIFIED HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	0-51937	57-6218917
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	0-51938	20-3812051
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)

Sixty One Wilton Road

Second Floor

Westport, CT 06880

(203) 221-1703

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2011, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2011

NOTE TO READER

In reading this Quarterly Report on Form 10-Q, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc. (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2010 acquisitions” refer to, collectively, the acquisitions of Liberty Safe and Security Products, LLC and ERGObaby Carrier, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of November 1, 2010;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $72.5 million Term Loan Facility, as of September 30, 2011, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the third amended and restated operating agreement of the Company dated as of November 1, 2010; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I

FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands )	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,564	$13,536
Accounts receivable, less allowances of $4,893 at September 30, 2011 and $5,481 at December 31, 2010	253,541	208,487
Inventories	108,970	77,412
Prepaid expenses and other current assets	32,464	33,904

Total current assets	405,539	333,339
Property, plant and equipment, net	50,329	33,484
Goodwill	325,312	325,851
Intangible assets, net	437,015	269,672
Deferred debt issuance costs, less accumulated amortization of $8,425 at September 30, 2011 and $6,882 at December 31, 2010	2,865	3,822
Other non-current assets	31,052	17,873

Total assets	$1,252,112	$984,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63,541	$53,197
Accrued expenses	97,279	74,302
Due to related party	4,839	2,692
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	18,775	18,170
Other current liabilities	977	1,043

Total current liabilities	187,411	151,404
Supplemental put obligation	43,801	44,598
Deferred income taxes	76,328	74,457
Long-term debt	290,500	94,000
Workers’ compensation liability	42,126	40,588
Other non-current liabilities	1,162	3,084

Total liabilities	641,328	408,131

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at September 30, 2011 and 46,725 shares issued and outstanding at December 31, 2010	658,447	638,763
Accumulated other comprehensive loss	—	(143)
Accumulated deficit	(199,652)	(150,550)

Total stockholders’ equity attributable to Holdings	458,795	488,070
Noncontrolling interest	151,989	87,840

Total stockholders’ equity	610,784	575,910

Total liabilities and stockholders’ equity	$1,252,112	$984,041

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(in thousands, except per share data)

Net sales	$212,318	$189,433	$562,084	$478,620
Service revenues	277,637	271,334	780,080	740,088

Total revenues	489,955	460,767	1,342,164	1,218,708
Cost of sales	142,846	131,178	376,696	328,701
Cost of services	235,909	230,058	670,415	633,758

Gross profit	111,200	99,531	295,053	256,249

Operating expenses:
Staffing expense	21,659	21,089	65,379	60,996
Selling, general and administrative expense	54,676	44,101	145,840	129,037
Supplemental put expense	1,200	1,639	6,095	18,630
Management fees	5,255	4,010	13,033	11,383
Amortization expense	8,472	7,469	23,863	21,069
Impairment expense	—	42,435	7,700	42,435

Operating income (loss)	19,938	(21,212)	33,143	(27,301)

Other income (expense):
Interest income	2	1	4	18
Interest expense	(2,631)	(2,926)	(7,510)	(8,487)
Amortization of debt issuance costs	(542)	(493)	(1,543)	(1,329)
Other income, net	222	361	813	752

Income (loss) be fore income taxes	16,989	(24,269)	24,907	(36,347)
Provision for income taxes	4,519	5,148	10,738	9,100

Net income (loss)	12,470	(29,417)	14,169	(45,447)
Net income attributable to noncontrolling interest	4,374	642	6,669	2,041

Net income (loss) attributable to Holdings	$8,096	$(30,059)	$7,500	$(47,488)

Basic and fully diluted income (loss) per share attributable to Holdings	$0.17	$(0.72)	$0.16	$(1.19)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	47,376	41,875	46,944	39,852

Cash distributions declared per share (refer to Note L)	$0.36	$0.34	$1.08	$1.02

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands )	Number of Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity Attributable to Holdings	Non-Controlling Interest	Total Stockholders’ Equity

Balance — January 1, 2011	46,725	$638,763	$(150,550)	$(143)	$488,070	$87,840	$575,910
Net income	—	—	7,500	—	7,500	6,669	14,169
Other comprehensive income – cash flow hedge gain	—	—	—	143	143	—	143

Comprehensive income	—	—	7,500	143	7,643	6,669	14,312
Issuance of Trust shares for CamelBak acquisition (see Note D)	1,575	19,688	—	—	19,688	—	19,688
Offering costs from the issuance of Trust shares in 2010	—	(4)	—	—	(4)	—	(4)
Issuance of stock by CamelBak noncontrolling shareholders	—	—	—	—	—	2,000	2,000
Issuance of preferred stock to CamelBak noncontrolling shareholders	—	—	—	—	—	45,000	45,000
Beneficial conversion feature - CamelBak preferred stock	—	—	(6,568)	—	(6,568)	6,568	—
Accretion - CamelBak preferred stock	—	—	(505)	—	(505)	505	—
Option activity attributable to noncontrolling interest holders	—	—	—	—	—	3,407	3,407
Distributions paid	—	—	(49,529)	—	(49,529)	—	(49,529)

Balance — September 30 , 2011	48,300	$658,447	$(199,652)	$—	$458,795	$151,989	$610,784

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$14,169	$(45,447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	7,329	6,328
Amortization expense	26,024	21,656
Impairment expense	7,700	42,435
Amortization of debt issuance costs	1,543	1,329
Supplemental put expense	6,095	18,630
Noncontrolling stockholder charges and other	2,210	8,209
Deferred taxes	(5,687)	(5,115)
Other	1,036	245
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(23,229)	(44,692)
Increase in inventories	(146)	(18,983)
Increase in prepaid expenses and other current assets	(806)	(3,793)
Increase in accounts payable and accrued expenses	28,451	48,025
Payment of supplemental put liability	(6,892)	—

Net cash provided by operating activities	57,797	28,827

Cash flows from investing activities:
Acquisitions, net of cash acquired	(258,559)	(173,689)
Purchases of property and equipment	(15,099)	(4,703)
Other investing activities	140	7

Net cash used in investing activities	(273,518)	(178,385)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	19,684	74,977
Borrowings under Credit Agreement	270,000	187,300
Repayments under Credit Agreement	(73,500)	(88,000)
Distributions paid	(49,529)	(40,928)
Proceeds from issuance of CamelBak preferred stock	45,000	—
Net proceeds provided by noncontrolling interest	2,016	9,485
Debt issuance costs	(593)	(259)
Other	(329)	(44)

Net cash provided by financing activities	212,749	142,531

Net decrease in cash and cash equivalents	(2,972)	(7,027)
Cash and cash equivalents — beginning of period	13,536	31,495

Cash and cash equivalents — end of period	$10,564	$24,468

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2011

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

The Company is a controlling owner of nine businesses, or operating segments, at September 30, 2011. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AFM Holdings Corporation (“AFM” or “American Furniture”), CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), HALO Lee Wayne LLC (“HALO”), Liberty Safe and Security Products, LLC (“Liberty Safe” or “Liberty”), Staffmark Holdings, Inc. (“Staffmark”), and Tridien Medical (“Tridien”). Refer to Note E for further discussion of the operating segments.

Note B — Presentation and principles of consolidation

The condensed consolidated financial statements for the three month and nine month periods ended September 30, 2011 and September 30, 2010, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Seasonality

Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from Staffmark are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain payroll taxes associated with payroll paid to its employees. Earnings from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months than other months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

Consolidation

The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Note C — Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing goodwill impairment tests, which is effective for the Company beginning January 1, 2012. The guidance amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. The Company does not expect the adoption of the amended guidance to have a significant impact on the condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance for presenting comprehensive income, which will be effective for the Company beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The Company does not expect the adoption of the amended guidance to have a significant impact on the condensed consolidated financial statements.

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

Note D — Acquisition of business

Acquisition of CamelBak Products, LLC

On August 24, 2011, CamelBak Acquisition Corp. (“CamelBak Acquisition”), a subsidiary of the Company, entered into a stock purchase agreement with CamelBak Products LLC (“CamelBak”), and certain management stockholders pursuant to which CamelBak Acquisition acquired all of the membership interests of CamelBak.

Based in Petaluma, California and founded in 1989, CamelBak invented the hands-free hydration category and is the global leader in personal hydration gear. The company offers a complete line of technical hydration packs, reusable BPA-free water bottles, performance hydration accessories, specialized military gloves and performance accessories for outdoor, recreation and military use. CamelBak’s reputation as an innovator of best-in-class personal hydration products has enabled the company to establish partnerships with leading national retailers, sporting goods stores, independent and chain specialty retailers and the U.S. military. Through its global distribution network, CamelBak products are available in more than 50 countries worldwide.

The Company made loans to and purchased a 90% controlling interest in CamelBak. The purchase price, including proceeds from noncontrolling interest, was approximately $258.6 million (excluding acquisition-related costs). The Company funded its portion of the acquisition through drawings on its Revolving Credit Facility, as well as through funds provided by a private placement of 1,575,000 of its common shares at the closing price of $12.50 per share on August 23, 2011, to CGI Magyar Holdings LLC (“CMH”), its largest shareholder. In addition, an affiliate of CMH purchased $45.0 million of 11% convertible preferred stock in CamelBak Acquisition Corp and CamelBak’s management and certain other investors invested in the transaction alongside the Company collectively representing an approximately 10% initial noncontrolling interest on a primary and fully diluted basis. Acquisition-related costs were approximately $4.4 million and were recorded in selling, general and administrative expense on the Company’s condensed consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $2.4 million.

The results of operations of CamelBak have been included in the consolidated results of operations since the date of acquisition. CamelBak’s results of operations are reported as a separate operating segment. The table below includes the provisional recording of assets and liabilities assumed as of the acquisition date. The amounts recorded for inventory, property, plant and equipment, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Amounts Recognized as of Acquisition Date

CamelBak
(in thousands)
Assets:
Cash	$3,116
Accounts receivable, net (1)	22,375
Inventory (2)	33,400
Other current assets	1,184
Property, plant and equipment (3)	9,548
Intangible assets	193,000
Goodwill (4)	5,546
Other assets	3,828

Total assets	$271,997

Liabilities and noncontrolling interests:
Current liabilities	$13,137
Other liabilities	145,486
Noncontrolling interest	47,000

Total liabilities and noncontrolling interest	$205,623

Costs of net assets acquired	$66,374
Noncontrolling interest	47,000
Intercompany loans to businesses	145,185

$258,559

(1)	Includes $22.8 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2)	Includes $6.1 million of inventory fair value step up.
(3)	Includes $2.2 million of property, plant and equipment fair value step up.
(4)	The entire balance of goodwill is deductible for tax purposes.

The intangible assets preliminarily recorded in connection with the CamelBak acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$79,000	15
Technology	13,500	6
Technology	8,700	9
Technology	800	11
Patents	1,400	9
Non-compete agreement	800	2
Non-compete agreement	400	1
Trade name	88,400	Indefinite

	$193,000

Unaudited pro forma information

The following unaudited pro forma data for the nine months ended September 30, 2011 and 2010 gives effect to the acquisition of CamelBak, as described above, as if the acquisition had been completed as of January 1, 2010. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Nine months ended September 30,
(in thousands)	2011	2010

Net sales	$1,440,800	$1,309,525
Operating income (loss)	50,332	(17,996)
Net income (loss)	24,821	(40,410)

Note E — Operating segment data

At September 30, 2011, the Company had nine reportable operating segments. Each operating segment represents an acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•

CamelBak is a designer and manufacturer of personal hydration products for outdoor, recreation and military use. CamelBak offers a complete line of technical hydration packs, reusable BPA-free water bottles, performance hydration accessories, specialized military gloves and performance accessories. Through its global distribution network, CamelBak products are available in more than 50 countries worldwide. CamelBak is headquartered in Petaluma, California.

•

ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally. ERGObaby is headquartered in Los Angeles, California.

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

•

HALO serves as a one-stop shop for approximately 40,000 customers providing design, sourcing, and management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 900 account executives. HALO is headquartered in Sterling, Illinois.

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

The tabular information that follows shows data of each of the operating segments reconciled to amounts reflected in the condensed consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, ERGObaby and CamelBak, in each of the periods presented below. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $42.4 million for both the three months ended September 30, 2011 and 2010, and $100.7 million and $84.8 million for the nine months ended September 30, 2011 and 2010, respectively. Of the Asian sales, sales to Taiwan totaled $17.2 million and $18.5 million for the three months ended September 30, 2011 and 2010, respectively, and $40.8 million and $38.1 million for the nine months ended September 30, 2011 and 2010, respectively. ERGObaby recorded net sales to locations outside the United States of $6.4 million for the three months ended September 30, 2011 and $21.5 million for the nine months ended September 30, 2011. CamelBak recorded net sales to locations outside the United States of $2.1 million for the three months and nine months ended September 30, 2011. There were no significant inter-segment transactions.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in Corporate and other. A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine months ended September 30, 2011 and 2010 is presented below (in thousands):

Net sales of operating segments	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
ACI	$19,592	$20,173	$59,905	$54,039
American Furniture	23,695	32,104	83,112	109,392
CamelBak	16,059	—	16,059	—
ERGObaby	10,726	1,469	33,383	1,469
Fox	61,689	61,357	150,464	128,747
HALO	43,651	41,128	115,633	106,109
Liberty	21,786	18,475	60,611	32,054
Staffmark (4)	277,637	271,334	780,080	740,088
Tridien	15,120	14,727	42,917	46,810

Total	489,955	460,767	1,342,164	1,218,708
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$489,955	$460,767	$1,342,164	$1,218,708

Profit (loss) of operating segments (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

ACI	$6,609	$6,498	$20,496	$13,700
American Furniture (2)	(2,510)	(42,696)	(12,105)	(38,798)
CamelBak (5)	(3,808)	—	(3,808)	—
ERGObaby	2,547	(2,007)	7,132	(2,007)
Fox	10,017	10,424	19,643	16,300
HALO	2,489	1,335	4,919	798
Liberty	1,457	375	3,370	(1,244)
Staffmark (4)	9,758	10,630	14,459	16,041
Tridien	1,669	2,150	4,011	7,786

Total	28,228	(13,291)	58,117	12,576
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(2,629)	(2,925)	(7,506)	(8,469)
Other income, net	222	361	813	752
Corporate and other (3)	(8,832)	(8,414)	(26,517)	(41,206)

Total consolidated income (loss) before income taxes	$16,989	$(24,269)	$24,907	$(36,347)

(1)	Segment profit (loss) represents operating income (loss).
(2)	Includes $7.7 million of goodwill and intangible asset impairment charges during the nine months ended September 30, 2011. See Note G.
(3)	Includes fair value adjustments related to the supplemental put liability and the call option of a noncontrolling shareholder. See Note I.
(4)	Staffmark was sold on October 17, 2011. Refer to Note P.
(5)	Includes acquisition-related costs incurred in connection with the acquisition of CamelBak expensed in accordance with acquisition accounting.

Accounts receivable	Accounts Receivable September 30, 2011	Accounts Receivable December 31, 2010
ACI	$5,225	$5,694
American Furniture	12,456	13,543
CamelBak	21,482	—
ERGObaby	3,940	3,273
Fox	28,988	17,482
HALO	27,383	29,761
Liberty	14,223	9,720
Staffmark	139,167	128,491
Tridien	5,570	6,004

Total	258,434	213,968
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	258,434	213,968
Allowance for doubtful accounts	(4,893)	(5,481)

Total consolidated net accounts receivable	$253,541	$208,487

	Goodwill Sept. 30,	Goodwill Dec. 31,	Identifiable Assets Sept. 30,	Identifiable Assets Dec. 31,	Depreciation and Amortization Expense for the Three Months Ended Sept. 30,		Depreciation and Amortization Expense for the Nine Months Ended Sept. 30,
	2011	2010	2011(1)	2010(1)	2011	2010	2011	2010
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$26,789	$28,919	$1,152	$1,119	$3,380	$3,170
American Furniture (3)	—	5,900	49,035	60,067	736	780	2,272	2,344
CamelBak	5,546	—	245,768	—	2,579	—	2,579	—
ERGObaby	33,397	33,397	58,272	59,248	465	659	1,830	659
Fox	31,372	31,372	81,999	82,295	1,638	1,540	4,896	4,600
HALO	39,252	39,252	45,631	41,304	787	798	2,406	2,425
Liberty	32,685	32,870	41,793	40,917	1,552	1,592	4,783	3,197
Staffmark	89,715	89,715	73,521	77,830	1,732	1,855	5,524	5,621
Tridien	19,555	19,555	19,762	18,774	606	616	1,785	1,844

Total	309,137	309,676	642,570	409,354	11,247	8,959	29,455	23,860
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	30,689	40,349	1,307	1,295	3,898	4,124
Amortization of debt issuance costs	—	—	—	—	542	493	1,543	1,329
Goodwill carried at Corporate level (2)	16,175	16,175	—	—	—	—	—	—

Total	$325,312	$325,851	$673,259	$449,703	$13,096	$10,747	$34,896	$29,313

(1)	Does not include accounts receivable balances per schedule above.
(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.
(3)	Refer to Note G for discussion regarding American Furniture’s goodwill impairment recorded during the nine months ended September 30, 2011.

Other segment information

ERGObaby

In connection with the acquisition of ERGObaby in September 2010, the Company recorded contingent consideration of $0.2 million during 2010, its then fair value. The contingent consideration relates to the $2.0 million additional cash payment the sellers would be entitled to in the event ERGObaby’s net sales, as determined on a consolidated basis in accordance with U.S. GAAP, for the fiscal year ending December 31, 2011 are equal to or greater than a contractually agreed upon fixed amount. If the sellers do not reach this sales goal for the fiscal year ended December 31, 2011, the sellers would not be entitled to any payment. During the three and six months ended June 30, 2011, the Company recorded an increase in the fair value of the contingent consideration of $0.4 million and $0.9 million, respectively, associated with the increased probability of obtaining the contractually agreed upon sales goal for 2011. However, during the third quarter of 2011 it became apparent that ERGObaby will more than likely not reach its sales goal for the full year and it therefore reversed the entire $1.0 million previously accrued. This reversal of expense was recorded to selling, general and administrative expense on the condensed consolidated statement of operations. Refer to Note I for valuation techniques applied to the contingent consideration liability.

Note F — Property, plant and equipment and inventory

Property, plant and equipment is comprised of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Machinery and equipment	$38,660	$27,610
Office furniture, computers and software	21,582	17,623
Leasehold improvements	18,433	9,551

	78,675	54,784
Less: accumulated depreciation	(28,346)	(21,300)

Total	$50,329	$33,484

Depreciation expense was $2.5 million and $7.3 million for the three and nine months ended September 30, 2011, respectively, and $2.2 million and $6.3 million for the three and nine months ended September 30, 2010, respectively.

Inventory is comprised of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Raw materials and supplies	$63,541	$47,444
Finished goods	49,874	31,830
Less: obsolescence reserve	(4,445)	(1,862)

Total	$108,970	$77,412

Note G — Goodwill and other intangible assets

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

2011 Annual goodwill impairment testing

The Company conducted its annual goodwill impairment testing as of March 31, 2011. At each of the reporting units tested, the units’ fair value exceeded carrying value with the exception of American Furniture. The carrying amount of American Furniture exceeded its fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing employed by its competitors. As a result of the carrying amount of goodwill exceeding its fair value, the Company recorded a $5.9 million impairment charge during the nine months ended September 30, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. The Company previously recorded a goodwill impairment charge totaling $35.5 million at American Furniture in the third quarter of 2010.

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

A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2011 and the year ended December 31, 2010, is as follows (in thousands):

	Nine months ended September 30, 2011	Year ended December 31, 2010
Beginning balance:
Goodwill	$411,386	$338,028
Accumulated impairment losses	(85,535)	(50,000)

	325,851	288,028

Impairment losses	(5,900)	(35,535)
Acquisition of businesses (1)	5,546	73,492
Adjustment to purchase accounting	(185)	(134)

Total adjustments	(539)	37,823

Ending balance:
Goodwill	416,747	411,386
Accumulated impairment losses	(91,435)	(85,535)

	$325,312	$325,851

(1)	Relates to the purchase of CamelBak in 2011 and ERGObaby, Liberty Safe, Circuit Express and Relay Gear in 2010.

Other intangible assets

Other intangible assets are comprised of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010	Weighted Average Useful Lives

Customer relationships	$310,623	$231,783	12
Technology and patents	69,279	44,879	8
Trade names, subject to amortization	25,364	26,080	12
Licensing and non-compete agreements	11,964	10,048	3
Distributor relations and other	1,063	896	4

	418,293	313,686

Accumulated amortization customer relationships	(84,794)	(68,304)
Accumulated amortization technology and patents	(20,927)	(16,663)
Accumulated amortization trade names, subject to amortization	(5,340)	(4,963)
Accumulated amortization licensing and non-compete agreements	(8,138)	(5,640)
Accumulated amortization distributor relations and other	(809)	(574)

Total accumulated amortization	(120,008)	(96,144)
Trade names, not subject to amortization	138,730	52,130

Total intangibles, net	$437,015	$269,672

Amortization expense related to intangible assets was $8.5 million and $23.9 million for the three and nine months ended September 30, 2011, respectively, and $7.5 million and $21.1 million for the three and nine months ended September 30, 2010, respectively.

Note H — Debt

The Credit Agreement at September 30, 2011 provides for a Revolving Credit Facility totaling $340 million, subject to borrowing base restrictions, which matures in December 2012, and a Term Loan Facility with a balance of $72.5 million at September 30, 2011, which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013.

The Company had $220.0 million in outstanding borrowings under its Revolving Credit Facility at September 30, 2011. Letters of credit outstanding at September 30, 2011 totaled approximately $70.2 million. The portion of these letters of credit outstanding that were removed during October 2011 as a result of the sale of Staffmark was $67.3 million. At September 30, 2011, the Company was in compliance with all covenants. Refer to Note P for details on the Company’s sale of its Staffmark operating segment and the new debt financing arrangement.

The following table provides the Company’s debt holdings at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility	$220,000	$22,000
Term loan facility	72,500	74,000

Total debt	$292,500	$96,000

Less: Current portion, term loan facility	(2,000)	(2,000)
Less: Current portion, revolving credit facility	—	—

Long term debt	$290,500	$94,000

Note I — Fair value measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Supplemental put obligation	$43,801	$—	$—	$43,801
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Contingent consideration related to ERGObaby (3)	—	—	—	—

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.
(3)	Represents contingent consideration liability related to the acquisition of ERGObaby in September 2010.

	Fair Value Measurements at December 31, 2010
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability – interest rate swap	$143	$—	$143	$—
Supplemental put obligation	44,598	—	—	44,598
Call option of noncontrolling shareholder	1,200	—	—	1,200
Put option of noncontrolling shareholders	50	—	—	50
Contingent consideration related to ERGObaby acquisition	177	—	—	177

A reconciliation of the change in the carrying value of our level 3 supplemental put liability from January 1, 2011 through September 30, 2011 and from January 1, 2010 through September 30, 2010 is as follows (in thousands):

	2011	2010
Balance at January 1	$44,598	$12,082
Supplemental put expense	3,228	14,426

Balance at March 31	$47,826	$26,508
Supplemental put expense	1,667	2,565

Balance at June 30	$49,493	$29,073
Payment of supplemental put liability	(6,892)	—
Supplemental put expense	1,200	1,639

Balance at Sep 30	$43,801	$30,712

A reconciliation of the change in the carrying value of our level 3 call option of a noncontrolling shareholder from January 1, 2011 through September 30, 2011 is as follows (in thousands):

2011
Balance at January 1	$1,200
Fair value adjustment to Call option	(600)

Balance at March 31	$600
Fair value adjustment to Call option	(575)

Balance at June 30	$25
Fair value adjustment to Call option	—

Balance at September 30	$25

A reconciliation of the change in the carrying value of our level 3 contingent consideration liability at ERGObaby from January 1, 2011 through September 30, 2011 is as follows (in thousands):

2011
Balance at January 1	$177
Fair value adjustment to contingent consideration liability	500

Balance at March 31	$677
Fair value adjustment to contingent consideration liability	350

Balance at June 30	$1,027
Fair value adjustment to contingent consideration liability	(1,027)

Balance at September 30	$—

Valuation Techniques

Supplemental put:

The Company and CGM entered into a Supplemental Put Agreement in 2006, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the Management Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The change in the supplemental put liability during the three and nine months ended September 30, 2011, was primarily related to increases in the estimated values of the Advanced Circuits and Fox operating segments, offset by a payment of approximately $6.9 million to CGM due to the election to receive the positive contribution-based profit allocation payment for the Advanced Circuits business following the fifth anniversary of the date upon which the Company acquired Advanced Circuits.

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

Contingent consideration:

The fair value of this contingent consideration liability for ERGObaby was valued assuming a percentage probability of achieving the agreed upon sales goal, discounted to present value utilizing a discounted cash flow model. The probability percentage at September 30, 2011 was 0%.

Interest rate swap:

The Company’s derivative instrument consisted of an over-the-counter (OTC) interest rate swap contract which was not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. The swap expired in January 2011. See Note J.

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2011 (in thousands):

					Losses
	Fair Value Measurements at Sept. 30, 2011				Nine months ended
	Carrying				September 30,
	Value	Level 1	Level 2	Level 3	2011	2010
Assets:
Goodwill (1)	$—	$—	$—	$—	$(5,900)	$—
Trade name (2)	1,200	—	—	1,200	(1,800)	$—

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

Note K — Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Holdings	$8,096	$(30,059)	$7,500	$(47,488)
Other comprehensive income:
Unrealized gain on cash flow hedge	—	430	143	1,327

Total other comprehensive income	—	430	143	1,327

Total comprehensive income (loss)	$8,096	$(29,629)	$7,643	$(46,161)

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

Distributions:

•	On January 28, 2011, the Company paid a distribution of $0.34 per share to holders of record as of January 21, 2011. This distribution was declared on January 5, 2011.

•	On April 12, 2011, the Company paid a distribution of $0.36 per share to holders of record as of March 29, 2011. This distribution was declared on March 10, 2011.

•	On July 28, 2011, the Company paid a distribution of $0.36 per share to holders of record as of July 21, 2011. This distribution was declared on July 6, 2011.

•	On October 31, 2011, the Company paid a distribution of $0.36 per share to holders of record as of October 25, 2011. This distribution was declared on October 10, 2011.

In connection with the acquisition of CamelBak, and discussed in Note D, the Company issued 1,575,000 of its common shares in a private placement at the closing price of $12.50 per share on August 23, 2011, to CHM, its largest shareholder. The weighted average number of Trust shares outstanding during the three and nine months ended September 30, 2011 was computed based upon these additional shares considered outstanding from August 24, 2011 through September 30, 2011.

Note M — Warranties

The Company’s CamelBak, ERGObaby, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.

A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows (in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning balance	$3,237	$1,529
Accrual	2,072	2,872
Warranty payments	(1,879)	(1,726)
Other (1)	274	562

Ending balance	$3,704	$3,237

(1)	Represents warranty liabilities acquired in 2011 related to CamelBak and in 2010 related to Liberty Safe and ERGObaby.

Note N — Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2011 and December 31, 2010:

	% Ownership September 30, 2011		% Ownership December 31, 2010
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.6	69.4	69.6	69.4
American Furniture	99.9	99.9	99.9	91.4
CamelBak	89.9	89.9	n/a	n/a
ERGObaby	83.9	77.3	83.9	79.9
FOX	75.7	65.8	75.7	68.1
HALO	88.7	72.8	88.7	72.8
Liberty	96.2	87.7	96.2	87.7
Staffmark	76.2	68.3	76.2	68.5
Tridien	73.9	60.0	73.9	61.8

	Noncontrolling Interest Balances
	September 30, 2011	December 31, 2010
(in thousands)
ACI	$3,577	$2,326
American Furniture	(5)	(163)
CamelBak	53,735	n/a
ERGObaby	7,733	7,087
FOX	16,978	13,373
HALO	3,464	3,211
Liberty	1,349	1,156
Staffmark	54,612	50,962
Tridien	10,446	9,788
CGM	100	100

	$151,989	$87,840

Note O — Income taxes

Each fiscal quarter the Company estimates its annual effective tax rate and applies that rate to its interim pre-tax earnings. In this regard, the Company reflects the tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
United States Federal Statutory Rate	35.0%	(35.0%)	35.0%	(35.0%)
Foreign and State income taxes (net of Federal benefits)	3.0	3.4	5.6	3.8
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	3.7	3.9	9.7	24.4
Credit utilization	(11.8)	(5.7)	(17.1)	(7.3)
Quarterly effective tax rate adjustment	(3.0)	(1.7)	2.7	—
Impairment expense	—	61.2	8.3	40.9
Other	(0.3)	(4.9)	(1.1)	(1.8)

Effective income tax rate	26.6%	21.2%	43.1%	25.0%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent, which is taxed as a partnership, and is due primarily to the expense associated with the supplemental put.

Note P — Subsequent Event

Staffmark sale

On October 17, 2011, the Company sold its majority owned subsidiary, Staffmark, for a total enterprise value of $295 million. The Company’s share of the net proceeds, at closing, after accounting for the redemption of Staffmark’s noncontrolling holders and the payment of transaction expenses totaled $220 million. In addition, an escrow tax refund of $5 million is expected to be received by Staffmark for payment of transaction expenses that will be distributed to the Company’s and Staffmark’s noncontrolling holders. CGM’s profit allocation is expected to range from approximately $11 million to $15 million and is anticipated to be paid in the first quarter of 2012. The transaction also increases availability under the Company’s Revolving Credit Facility by approximately $67 million, as letters of credit guaranteeing payments for Staffmark’s workers compensation liability are no longer required to be provided by the Company. The sale of Staffmark did not meet the criteria for the assets of Staffmark to be classified as held for sale at September 30, 2011. The Company anticipates recording a gain on the sale of Staffmark ranging between $75 million and $90 million for the quarter ended December 31, 2011.

The transaction is subject to typical escrow requirements and adjustments for certain changes in the working capital of Staffmark. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

In connection with this sale, the Company removed its registration statement on Form S-1 previously filed on April 12, 2011 with the Securities and Exchange Commission for a proposed initial public offering of Staffmark’s common stock. The previously capitalized initial public offering costs incurred of $1.9 million will be expensed during the fourth quarter of 2011.

Debt refinancing

On October 27, 2011, the Company obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders (the “New Credit Facility”). The New Credit Facility provides for (i) a revolving line of credit of $290 million (the “New Revolving Credit Facility”), and (ii) a $225 million term loan (the “New Term Loan Facility”). The New Term Loan Facility was issued at an original issuance discount of 96%.

New Revolving Credit Facility

The New Revolving Credit Facility will become due in October 2016. The New Credit Facility permits the Company to increase the New Revolving Credit Facility commitment and/or obtain additional term loans in an aggregate amount of up to $135 million. Advances under the New Revolving Credit Facility can be either base rate loans or LIBOR loans. Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period and (iii) the sum of the applicable LIBOR rate plus 1.00%, plus a margin ranging from 2.00% to 3.00% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the British Bankers Association LIBOR Rate (“LIBOR”), for the relevant period plus a margin ranging from 3.00% to 4.00% based on the Total Debt to EBITDA Ratio.

New Term Loan Facility

The New Term Loan Facility requires quarterly payments of approximately $0.56 million commencing March 31, 2012 with a final payment of all remaining principal and interest due in October 2017. The New Term Loan Facility bears interest at a combination of a variable LIBOR rate for the relevant period plus 6.00% for the portion of the New Term Loan Facility comprised of LIBOR loans and a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, (iii) the sum of the applicable LIBOR rate plus 1.00% and (iv) 2.50%, plus 5.00% for the portion of the New Term Loan Facility comprised of base rate loans. The LIBOR rate for term loans is subject to a minimum rate of 1.5%.

Use of Proceeds

The proceeds of the New Term Loan Facility and advances under the New Revolving Credit Facility were, and will be used, as applicable, (i) to refinance existing indebtedness of the Company, (ii) to pay fees and expenses, (iii) to fund acquisitions of additional businesses, (iv) to fund permitted distributions, (v) to fund loans by the Company to its subsidiaries and (vi) for other general corporate purposes of the Company.

Other

The Company will pay (i) commitment fees equal to 1% per annum of the unused portion of the New Revolving Credit Facility, (ii) quarterly letter of credit fees, (iii) letter of credit fronting fees of up to 0.25% per annum and (iv) administrative and agency fees. In addition, the Company paid approximately $6.6 million for administrative and closing fees. Opening availability was approximately $287.1 million.

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

2011 Highlights

Acquisition of CamelBak

On August 24, 2011, we purchased a controlling interest in CamelBak Products, LLC (“CamelBak”). Based in Petaluma, California and founded in 1989, CamelBak invented the hands-free hydration category and is the global leader in personal hydration gear. CamelBak offers a complete line of technical hydration packs, reusable BPA-free water bottles, performance hydration accessories and specialized military gloves and performance accessories for outdoor, recreation and military use. CamelBak’s premier brand as an innovator of best-in-class personal hydration products has enabled it to establish preferred partnerships with leading national retailers, sporting goods stores, independent and chain specialty retailers and the U.S. military. Through its global distribution network, CamelBak products are available in more than 50 countries worldwide. We made loans to and purchased an 89.9% interest in CamelBak. The purchase price, including proceeds from noncontrolling interests was approximately $258.6 million (excluding acquisition-related costs).

We funded the cash consideration and acquisition-related costs through drawings under our Revolving Credit Facility, funds provided by the sale of 1,575,000 shares of CODI common stock to CGI Magyar Holdings, LLC (“CGI Magyar”), our largest shareholder, and the sale to an affiliate of CGI Magyar, 652 shares of the CamelBak Acquisition Corp.’s Series A 11% convertible preferred stock (redeemable at our option) for an aggregate consideration of $45 million. In addition, CamelBak’s management and certain other investors invested in the transaction alongside us, collectively representing an approximate 2.1% minority interest.

Our Manager acted as an advisor in the transaction for which it received fees and expense payments totaling $2.4 million.

As mentioned above, on August 23, 2011, in connection with the acquisition of CamelBak, we completed the sale of 1,575,000 shares of common stock of CODI to CGI Magyar, for consideration per share equal to the market value thereof on August 23, 2011, for $12.50 per share, or an aggregate sale price of $19.7 million. The sale to CGI Magyar was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The proceeds were used to fund the CamelBak acquisition.

Sale of Staffmark

On October 17, 2011, we entered into a Stock Purchase Agreement and sold all of the issued and outstanding capital stock of Staffmark to Recruit Co., LTD. and RGF Staffing USA, Inc. The total enterprise value received for Staffmark was $295 million.

The transaction is subject to typical escrow requirements and adjustments for certain changes in the working capital of Staffmark. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

At the closing we received approximately $220 million in cash in respect of our debt and equity interests in Staffmark and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The net proceeds were used to repay substantially all of the outstanding debt under our Revolving Credit Facility.

In addition, Staffmark is expected to receive a tax refund of approximately $5 million from the recording of transaction expenses incurred in connection with the transaction, which refund, according to the terms of the Stock Purchase Agreement, will be distributed upon receipt to the Company and each other shareholder of Staffmark who sold shares of Staffmark. The profit allocation due to our Manager for this sale is estimated to range from $11 million to $15 million and is expected to be paid in the first quarter of 2012, and which amount has been previously expensed and reflected in our supplemental put accrual. We anticipate that we will recognize a gain of between $75 million and $90 million for the fiscal quarter ending December 31, 2011 as a result of the sale of Staffmark.

New Credit Facility

On October 27, 2011, we obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders. This credit facility replaced our existing Credit Agreement. The Credit Facility provides for (i) a revolving line of credit (the “New Revolving Credit Facility”) of $290 million, and (ii) a $225 million term loan (the “New Term Loan Facility” and together with the New Revolving Credit Facility, the “New Credit Facility”). The term loans were issued at an original issuance discount of 96%. The New Term Loan Facility requires quarterly payments of approximately $0.56 million commencing March 31, 2012 with a final payment of all remaining principal and interest due in October 2017. All amounts outstanding under the New Revolving Credit Facility will become due in October 2016. The New Credit Facility also permits the Company to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $135 million, subject to certain restrictions, lender approval and market demand. The proceeds of the New Term Loan Facility and advances under the New Revolving Credit Facility were, or will be, as applicable, used (i) to refinance certain existing indebtedness of the Company pursuant to its prior Credit Agreement, originally dated as of November 21, 2006, as amended, (ii) to pay fees and expenses arising in connection with the Credit Facility, (iii) to fund acquisitions of additional businesses, (iv) to fund permitted distributions, (v) to fund loans to our subsidiaries and (vi) for other general corporate purposes.

Increase in quarterly distributions

On March 29, 2011 and July 6, 2011 and October 10, 2011 we declared quarterly distributions of $0.36 per share which represented an increase of $0.02 per share over each distribution made in the corresponding quarters of 2010.

Outlook

Sales and operating income during the nine months ended September 30, 2011 increased on a consolidated basis compared to the same period of 2010. The estimate of gross domestic product (“GDP”), a measure of the total production of goods and services, increased during the first, second and third quarter of 2011 at the seasonally adjusted annualized rate of 0.4%, 1.3% and 2.5%, respectively, compared to 3.1% for the fourth quarter of 2010. The increasing rate of growth to date in 2011 indicates that consumer spending is increasing even though it is still below consumer spending in the fourth quarter of 2010. Each of our businesses is impacted by the overall economic environment including changes in consumer spending and increasing commodity and fuel costs. Additionally, American Furniture is significantly affected by continued tight consumer credit markets and the depressed housing market which is evident in the significant decrease in sales and operating profit to date in fiscal 2011.

However, we continue to believe that we will experience sustained flat to modest top-line growth in each of our businesses, with the exception of American Furniture and Tridien, through the remainder of fiscal 2011, although we cannot accurately predict the impact that rising commodity costs, such as steel, cotton and fuel may have on our gross profit margins if we are not able to successfully raise prices to offset the potential price increases. In addition, the recent Federal debt crisis and the impact that it may have on mitigating domestic economic growth for the remainder of fiscal 2011 may result in limiting the top-line revenue growth at our portfolio companies.

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

We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:

•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as of September 30, 2011 as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008	March 31, 2010

Advanced Circuits	Tridien	HALO	American Furniture	Fox	Liberty Safe

Staffmark

September 16, 2010	August 24, 2011

ERGObaby	CamelBak

As noted above, we acquired our businesses on various dates through August 24, 2011. As a result, we cannot provide what we believe is a meaningful comparison of our historical consolidated results of operations for the entire three and nine month periods ended September 30, 2011 compared to the same periods in 2010. In the following results of operations, we provide: (i) our consolidated historical results of operations for the three and nine months ended September 30, 2011 and 2010, which includes the results of operations of our businesses (segments) from the date of acquisition; and (ii) comparative results of operations for each of our businesses, on a stand-alone basis, for each of the three and nine month periods ended September 30, 2011 and 2010, which include pro forma results of operations for platform businesses acquired subsequent to January 1, 2010 including pro-forma operating data and adjustments applied to historical results of operations for periods prior to our acquisition of the business in order to provide meaningful comparative data.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Net sales	$489,955	$460,767	$1,342,164	$1,218,708
Cost of sales	378,755	361,236	1,047,111	962,459

Gross profit	111,200	99,531	295,053	256,249
Staffing, selling, general and administrative expense	76,335	65,190	211,219	190,033
Fees to manager	5,255	4,010	13,033	11,383
Supplemental put expense	1,200	1,639	6,095	18,630
Amortization of intangibles	8,472	7,469	23,863	21,069
Impairment expense	—	42,435	7,700	42,435

Income (loss) from operations	$19,938	$(21,212)	$33,143	$(27,301)

Net sales

On a consolidated basis, net sales increased $29.2 million and $123.5 million during the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These increases for both the three and nine month periods are due principally to increased revenues at each of our operating segments with the exception of American Furniture and Tridien. Advanced Circuits experienced slightly lower sales in the third quarter of 2011 compared to 2010. In addition, we realized revenues totaling approximately $10.7 million and $33.4 million in the three and nine months ended September 30, 2011 at ERGObaby, which we acquired in September 2010, and $16.1 million in revenues at CamelBak in the three and nine months ended September 30, 2011. Staffmark sales increased approximately $40.0 million in the nine months ended September 30, 2011 as compared to the same period in 2010. Refer to Results of Operations – Our Businesses for a more detailed analysis of net sales for each business segment.

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

Cost of sales

On a consolidated basis, cost of sales increased approximately $17.5 million and $84.7 million during the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These increases are due almost entirely to the corresponding increase in net sales. Gross profit as a percentage of net sales totaled approximately 22.7% and 21.6% of net sales for the three month periods ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of net sales totaled approximately 22.0% of net sales for the nine month period ended September 30, 2011 compared to 21.0% during the same period in 2010. The increase in gross profit percentage for both the three and nine months ended September 30, 2011 compared to the same periods in 2010 is principally attributable to the inclusion of ERGObaby results for the full three and nine-month periods ended September 30, 2011. ERGObaby’s profit margin during the three and nine months ended September 30, 2011 was approximately 66% and 65%, respectively. Refer to Results of Operations - Our Businesses for a more detailed analysis of cost of sales for each business segment.

Staffing, selling, general and administrative expense

On a consolidated basis, staffing, selling, general and administrative expense increased approximately $11.1 million and $21.2 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These increases are due principally to increases in costs directly tied to sales, such as commissions and direct customer support services, and selling, general and administrative costs at ErgoBaby, Liberty and CamelBak during the first nine months of 2011. Refer to Results of Operations – Our Businesses for a more detailed analysis of staffing, selling, general and administrative expense by segment. At the corporate level, selling, general and administrative expense decreased approximately $2.7 million in the nine month period ended September 30, 2011 and no change in the three month period, compared to the same periods in 2010. This decrease is due to a decrease in non-cash charges related to a call option granted by the Company in 2008 to the former CEO of Tridien totaling $3.6 million in the nine month period ended September 30, 2011 compared to the same period in 2010. Ignoring the change in the fair value of the call option in 2011, selling, general and administrative costs increased approximately $0.9 million in the nine months ended September 30, 2011 compared to 2010. This increase is principally due to increases in professional fees ($0.7 million) and salaries and wages ($0.2 million) in the first nine months of 2011.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2011 and 2010, we incurred approximately $5.3 million and $4.0 million, respectively, in expense for these fees. For the nine months ended September 30, 2011 and 2010, we incurred approximately $13.0 million and $11.4 million, respectively, in expense for these fees. The increase in management fees for the three and nine months ended September 30, 2011 is due principally to the increase in consolidated adjusted net assets as of September 30, 2011 in connection with the CamelBak acquisition in August 2011 and the inclusion of ERGObaby for the full first nine months of 2011.

Supplemental put expense

Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by it upon termination of the Management Services Agreement. We accrue for the supplemental put expense on a quarterly basis. For the three and nine months ended September 30, 2011, we incurred approximately $1.2 million and $6.1 million, respectively, in expense compared to $1.6 million and $18.6 million in expense for the corresponding periods in 2010. The change in supplemental put expense in all periods presented is attributable to the increase in the fair value of certain of our businesses during each of those periods.

Amortization of intangibles

Amortization of intangibles expense increased approximately $1.0 million and $2.8 million in the three and nine months ended September 30, 2011, respectively, as compared to the corresponding 2010 periods. The increases were due to increased amortization of intangible assets in connection with the acquisitions of ERGObaby and CamelBak.

Impairment expense

We incurred an impairment charge in the first quarter of 2011 totaling $7.7 million, which is reflected in the operating results for the nine months ended September 30, 2011, at our American Furniture business segment based on our annual goodwill impairment analysis. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $5.9 million. The remaining $1.8 million charge reflected a write down of the unamortized balance of American Furniture’s intangible asset, its trade name. The write downs were necessary based on the further deterioration of the promotional furniture market.

Results of Operations — Our Businesses

The following discussion reflects a comparison of the historical, and where appropriate, pro-forma results of operations for each of our businesses for the three and nine month periods ending September 30, 2011 and September 30, 2010, which we believe is the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.

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

On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. In the following discussion of results of operations, we may refer to Circuit Express as ACI-Tempe.

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$19,592	$20,173	$59,905	$54,039
Cost of sales	8,934	9,210	26,776	24,244

Gross profit	10,658	10,963	33,129	29,795
Selling, general and administrative expense	3,167	3,584	9,988	13,613
Fees to manager	125	125	375	375
Amortization of intangibles	757	756	2,270	2,107

Income from operations	$6,609	$6,498	$20,496	$13,700

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 decreased approximately $0.6 million, or 2.9%, compared to the corresponding three month period ended September 30, 2010. The decrease in net sales is principally the result of decreased sales of long-lead time PCBs ($0.9 million) and prototype PCB’s ($0.2 million) during the three-months ended September 30, 2011 compared to the same period in 2010. This decrease was offset in part by increases during the current quarter in quick turn PCB sales ($0.4 million) and assembly revenue ($0.2 million). Sales from quick-turn and prototype PCBs represented approximately 63.8% of gross sales during the three-months ended September 30, 2011 compared to 61.5% during the same period in 2010. The decrease in revenues of long-lead production PCB’s is due to softer retail economic conditions in 2011 compared to 2010. Net sales attributable to ACI-Tempe were approximately $4.4 million in the quarter ended September 30, 2011 compared to $5.2 million during the same period in 2010. The decrease in revenues for the ACI-Tempe operations is also due to softer economic conditions, particularly military applications.

Cost of sales

Cost of sales for the three months ended September 30, 2011 decreased approximately $0.3 million compared to the comparable period in 2010. This decrease is principally due to the corresponding decrease in net sales. Gross profit as a percentage of sales increased marginally during the three months ended September 30, 2011 (54.4% at September 30, 2011 as compared to 54.3% at September 30, 2010) largely as a result of effective cost containment measures instituted at our ACI-Tempe branch.

Selling, general and administrative expense

Selling, general and administrative expense was approximately $3.2 million during the three-months ended September 30, 2011 compared to $3.6 million in the same period in 2010. The decrease of $0.4 million in the 2011 third quarter is due to the elimination of some duplication of processes between the ACI-Tempe and Aurora locations.

Income from operations

Operating income for the three months ended September 30, 2011 was approximately $6.6 million, compared to $6.5 million earned in the same period in 2010, an increase of approximately $0.1 million, principally as a result of those factors described above.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 increased approximately $5.9 million, or 10.9%, over the corresponding nine month period ended September 30, 2010. The increase in net sales is a result of increased gross sales in long-lead time PCBs ($0.6 million), quick-turn production and prototype PCBs ($3.9 million) and assembly revenue ($1.3 million). Sales from quick-turn and prototype PCBs represented approximately 63.2% of gross sales in 2011 compared to 62.7% in 2010. The increased sales in quick turn and prototype PCB’s is due to more robust economic conditions in 2011, particularly the first six months. Net sales attributable to ACI-Tempe were approximately $14.4 million in the nine months ended September 30, 2011 compared to $15.6 million in the same period in 2010. The decrease in revenues for the ACI-Tempe operations is due to softer economic conditions, particularly military applications.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 increased approximately $2.5 million from the comparable period in 2010. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales increased marginally during the nine months ended September 30, 2011 (55.3% at September 30, 2011 as compared to 55.1% at September 30, 2010) due to effective cost containment measures instituted at our ACI-Tempe branch.

Selling, general and administrative expense

Selling, general and administrative expense decreased approximately $3.6 million during the nine months ended September 30, 2011 compared to the same period in 2010 due principally to non-cash stock compensation issued to management in January 2010 totaling approximately $3.8 million, and $0.3 million in direct acquisition costs incurred in acquiring ACI-Tempe in the nine months ended September 30, 2010. Ignoring these one-time 2010 charges, selling, general and administrative expense increased approximately $0.5 million during the nine months ended September 30, 2011 compared to the same period in 2010. Advertising and marketing costs increased $0.2 million, costs associated with exploring new business acquisitions increased $0.2 million and employee benefits increased $0.1 million in the nine months ended September 30, 2011 compared to the same period in 2010.

Income from operations

Operating income for the nine months ended September 30, 2011 was approximately $20.5 million, an increase of approximately $6.8 million compared to $13.7 million earned in the same period in 2010, principally as a result of those factors described above.

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

Results of Operations

The table below summarizes the loss from operations data for American Furniture for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$23,695	$32,104	$83,112	$109,392
Cost of sales	21,933	27,653	73,569	90,472

Gross profit	1,762	4,451	9,543	18,920
Selling, general and administrative expense	3,726	4,041	12,186	13,271
Fees to manager	—	125	125	375
Amortization of intangibles	546	546	1,637	1,637
Impairment expense	—	42,435	7,700	42,435

Loss from operations	$(2,510)	$(42,696)	$(12,105)	$(38,799)

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 decreased approximately $8.4 million, or 26.2%, over the corresponding three months ended September 30, 2010. Stationary product net sales decreased approximately $6.3 million, motion product sales decreased approximately $2.3 million and recliner product sales increased approximately $0.2 million. The decrease in net sales in the stationary and motion product categories is the result of an extremely soft current retail environment and increased competition in pricing in the promotional furniture category during the third quarter of 2011. Sales to AFM’s two largest customers decreased approximately $5.8 million in the third quarter of 2011 compared to 2010. We expect net sales to be flat or lower during the fourth quarter of 2011.

Cost of sales

Cost of sales decreased approximately $5.7 million in the three months ended September 30, 2011 compared to the same period of 2010 and is due to the corresponding decrease in sales and a one-time adjustment made to write-off excess overhead absorption of $1.4 million resulting from AFM revising its standard costs on July 31, 2011. Gross profit as a percentage of sales was 7.4% in the three months ended September 30, 2011 compared to 13.9% in the same period of 2010. The write-off is responsible for 5.5% of the decrease in gross profit as a percentage of sales. The remaining decrease in gross profit as a percentage of sales of approximately 1.1% during the three months ended September 30, 2011 is principally attributable to reduced selling prices that have been necessary based on aggressive competitor pricing.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2011, decreased approximately $0.3 million compared to the same period of 2010. This decrease is primarily due to decreased costs of insurance, bad debt expense and sales commissions. AFM initiated cost cutting measures during the first half of fiscal 2011 such as reducing headcount and consolidating warehouse facilities which have begun to reflect savings.

Impairment expense

We incurred an impairment charge at American Furniture in the third quarter of 2010 totaling $42.4 million. We conducted an interim test for impairment at American Furniture at that time which was triggered based on results of operations that had deteriorated significantly during the second and third quarter of 2010. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $41.4 million. The remaining $1.0 million reflected a write off of the unamortized American Furniture trade name. There were no impairment charges for American Furniture during the comparable 2011 period.

Loss from operations

Loss from operations totaled approximately $2.5 million for the three months ended September 30, 2011 compared to a loss from operations of approximately $42.7 million in the three months ended September 30, 2010, principally due to those factors described above, particularly the impairment charge that was recorded in the 2010 period.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 decreased approximately $26.3 million, or 24.0%, when compared to the corresponding nine months ended September 30, 2010. Stationary product net sales decreased approximately $17.4 million, recliner product sales decreased approximately $7.2 million, and motion product sales decreased approximately $0.9 million. Sales of other products and a reduction in fuel surcharges were responsible for the remaining decrease in net sales during the nine months ended September 30, 2011 compared to 2010. The decrease in net sales in all categories is the result of an extremely soft current retail environment and increased competition in pricing in our promotional furniture category during the year. Sales to AFM’s largest customer decreased $17.1 million in the nine months ended September 30, 2011 compared to 2010.

Cost of sales

Cost of sales decreased approximately $16.9 million in the nine months ended September 30, 2011 compared to the same period of 2010 and is due primarily to the corresponding decrease in sales and a one-time adjustment made to write-off excess overhead absorption resulting from AFM revising its standard costs on July 31, 2011. Gross profit as a percentage of sales was 11.5% in the nine months ended September 30, 2011 compared to 17.3% in the same period of 2010. The write-off is responsible for 1.5% of the decrease in gross profit as a percentage of sales. The remaining decrease in gross profit as a percentage of sales of approximately 4.3% during the nine months ended September 30, 2011 is principally attributable to reduced selling prices that have been necessary based on aggressive competitor pricing.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2011, decreased approximately $1.1 million compared to the same period of 2010. This decrease is primarily due to decreased costs of insurance ($0.5 million), and bad debt expense ($0.6 million). AFM initiated cost cutting measures during the period such as reducing headcount and consolidating warehouse facilities which have begun to reflect savings. We expect to realize additional savings during the fourth fiscal quarter of 2011 as a result of these measures.

Impairment expense

American Furniture incurred an impairment charge to its goodwill ($5.9 million) and unamortized trade name ($1.8 million), aggregating $7.7 million during the nine months ended September 30, 2011. This impairment charge eliminates the remaining balance of goodwill. The $1.8 million impairment charge to American Furniture’s trade name in addition to $3.3 million in impairment charges to its trade name written off in 2010. The remaining intangible asset balance attributable to AFM’s trade name, after the latest impairment charge, is $1.2 million. We incurred an impairment charge at American Furniture in the third quarter of 2010 totaling $42.4 million resulting from an interim test for impairment which was triggered based on results of operations which had deteriorated significantly during the second and third quarter of 2010.

Loss from operations

Loss from operations totaled approximately $12.1 million for the nine months ended September 30, 2011 compared to a loss from operations of approximately $38.8 million in the nine months ended September 30, 2010, principally due the impairment charges and other factors described above.

CamelBak

Overview

CamelBak, headquartered in Petaluma, California, is a premier designer and manufacturer of personal hydration products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational and military personal hydration packs, reusable water bottles, specialty military gloves and performance accessories.

As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the leading market share position in recreational markets for hands-free hydration packs and the leading market share position for reusable water bottles in specialty channels. CamelBak is also the dominant supplier of hydration packs to the military, with a leading market share in post-issue hydration packs. Over its more than 20-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and soldiers. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.

On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for approximately $258.6 million, representing 90% of the equity in CamelBak.

Pro forma Results of Operations

The table below summarizes the pro-forma income from operations data for CamelBak for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011 (Pro-forma)	September 30, 2010 (Pro-forma)	September 30, 2011 (Pro-forma)	September 30, 2010 (Pro-forma)
Net sales	$38,319	$27,922	$114,695	$90,817
Cost of sales (a)	22,771	15,405	68,025	51,369

Gross profit	15,548	12,517	46,670	39,448
Selling, general and administrative expense (b)	7,303	6,427	22,676	19,334
Fees to manager (c)	125	125	375	375
Amortization of intangibles (d)	2,180	2,378	6,936	7,134

Income from operations	$5,940	$3,587	$16,683	$12,605

Pro-forma results of operations of CamelBak for the three and nine month periods ended September 30, 2011 and 2010 include the following pro-forma adjustments, applied to historical results as if we acquired CamelBak on January 1, 2010:

(a)	Cost of sales for the three and nine months ended September 30, 2011 does not include $1.5 million of amortization expense associated with the inventory fair value step-up recorded in August 2011 as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Selling, general and administrative costs were reduced by approximately $7.0 million in the three and nine-months ended September 30, 2011 representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager in each period presented.
(d)	An increase in amortization of intangible assets totaling $1.8 million and $5.4 million, respectively, in the three and nine month periods ended September 30, 2010 and $1.3 million and $5.6 million, respectively, in the three and nine months ended September 30, 2011. These adjustments are the result of and were derived from the purchase price allocation in connection with our acquisition.

Pro forma three months ended September 30, 2011 compared to the pro forma three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 were approximately $38.3 million, an increase of $10.4 million, or 37.2%, compared to the same period in 2010. The increase in net sales is a result of increased sales in hydration packs ($4.0 million), bottles ($4.0 million), gloves ($1.0 million) and accessories ($1.4 million). The increased sales during the three months ended September 30, 2011 compared to the same period in 2010 is attributable to the continued success of “Antidote”, CamelBak’s new reservoir included in its 2011 recreational hydration pack line, the expansion of offerings in bottles and the continued expansion in its customer base, including new and existing customers, for all product lines. Sales of hydration packs and bottles represented approximately 73% of gross sales for the three months ended September 30, 2011 compared to 71% for the same period in 2010. Military sales represented approximately 40% of gross sales for the three months ended September 30, 2011 compared to 44% for the same period in 2010.

Cost of sales

Cost of sales for the three months ended September 30, 2011 were approximately $22.8 million compared to approximately $15.4 million in the same period of 2010. The increase of $7.4 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales decreased from 44.8% for the quarter ended September 30, 2010 to 40.6% in the quarter ended September 30, 2011. The decrease is attributable to: (i) increases in duty charges in 2011 as a result of a one-time benefit, due to a customs ruling on CamelBak’s behalf, received in the three months ended September 30, 2010; and (ii) price increases from suppliers in the third quarter of 2011 for raw materials, particularly resins and fabric, which were not reflected in customer pricing.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2011 increased to approximately $7.3 million or 19.1% of net sales compared to $6.4 million or 23.0% of net sales for the same period of 2010. The $0.9 million increase in selling, general and administrative expenses incurred during the three months ended September 30, 2011 compared to the same period in 2010 is attributable to; (i) gains from foreign currency derivatives included in the three months ended September 30, 2010 balance ($0.2 million); (ii) increases in advertising and marketing costs ($0.1 million); and (iii) increased research and development costs ($0.1 million), with the balance of the increase due to increased infrastructure costs such as personnel costs and benefits, and general overhead necessary to support expansion initiatives in connection with current and anticipated increased sales volume.

Income from operations

Income from operations for the three months ended September 30, 2011 was approximately $5.9 million, an increase of $2.3 million when compared to the same period in 2010, based on the factors described above.

Pro forma nine months ended September 30, 2011 compared to the pro forma nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 were approximately $114.7 million, an increase of $23.9 million, or 26.3%, compared to the same period in 2010. The increase in net sales during 2011 is the result of increased sales (on a gross basis) in hydration packs ($12.3 million), bottles ($11.5 million), and accessories ($2.4 million). These increased sales were offset in part by a decrease in glove sales aggregating $2.5 million during the nine months ended September 30, 2011 compared to the same period in 2010. The increased sales of hydration packs, bottles and accessories is attributable to the successful launch of CamelBak’s new reservoir “Antidote” in 2011 (CamelBak’s new reservoir included in its 2011 recreational hydration pack line), the expansion of offerings in bottles and the continued expansion in its customer base, including new and existing customers. The decrease in glove sales during the current year-to-date period is attributable to less direct contract sales to the US military resulting, in part, from a drawdown of US combat troops overseas. Sales of hydration packs and bottles represented approximately 74% of gross sales for the nine months ended September 30, 2011 compared to approximately 67% for the same period in 2010. Military sales represented approximately 39% of gross sales for the nine months ended September 30, 2011 compared to 42% for the same period in 2010.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 were approximately $68.0 million compared to approximately $51.4 million in the same period of 2010. The increase of $16.7 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales decreased from 43.4% for the year-to-date period ended September 30, 2010 to 40.7% for the same period ended September 30, 2011. The decrease is attributable to: (i) increases in duty charges in 2011 as a result of a one-time benefit, due to a customs ruling on CamelBak’s behalf received in 2010; (ii) price increases from suppliers in the first nine months of 2011 for raw materials, particularly resins and fabric, not reflected in customer pricing, and (iii) expedited freight costs due to a supplier capacity constraint in the first nine months of 2011 not reflected in customer pricing. CamelBak management has taken steps to rectify these capacity constraint issues, which should significantly mitigate these charges in the future.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2011 increased to approximately $22.7 million or 19.8% of net sales compared to $19.3 million or 21.3% of net sales for the same period of 2010. The $3.3 million increase in selling, general and administrative expenses incurred during the nine months ended September 30, 2011, compared to the same period in 2010 is attributable to: (i) increases in advertising and marketing costs ($1.3 million); (ii) increased research and development costs ($0.4 million), and (iii) bad debt expense (0.4 million), with the balance of the increase due to increased infrastructure costs such as personnel costs and benefits, and general overhead necessary to support expansion initiatives in connection with current and anticipated increased sales volume.

Income from operations

Income from operations for the nine months ended September 30, 2011 increased approximately $4.1 million to $16.7 million compared to the same period in 2010, which reflected income from operations totaling $12.6 million, based principally on the factors described above.

ERGObaby

Overview

ERGObaby, with headquarters in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally in approximately 20 countries. ERGObaby has two main product lines: baby carriers (organic and standard) and accessories.

ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications, including Parenting Magazine, Pregnancy Magazine and Wired Magazine.

On September 16, 2010, we made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million, representing 84% of the equity in ERGObaby.

Pro forma Results of Operations

The table below summarizes the income from operations for the three months ended September 30, 2011 and the pro-forma income from operations data for ERGObaby for the nine month period ended September 30, 2011 and the three and nine month periods ended September 30, 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010 (Pro-forma)	September 30, 2011 (Pro-forma)	September 30, 2010 (Pro-forma)
Net sales	$10,726	$7,923	$33,383	$23,714
Cost of sales (a)	3,602	2,302	11,627	7,012

Gross profit	7,124	5,621	21,756	16,702
Selling, general and administrative expense (b)	4,023	3,311	12,504	8,516
Fees to manager (c)	125	125	375	375
Amortization of intangibles (d)	429	429	1,287	1,287

Income from operations	$2,547	$1,756	$7,590	$6,524

Pro-forma results of operations of ERGObaby for the nine month periods ended September 30, 2011 and 2010 and the three months ended September 30, 2010 include the following pro-forma adjustments, applied to historical results as if we acquired ERGObaby on January 1, 2010:

(a)	Cost of sales for the three and nine months ended September 30, 2010 and the nine months ended September 30, 2011 do not include $0.6 million and $0.5 million of amortization expense associated with the inventory fair value step-up recorded in 2010 and 2011, respectively, as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Selling, general and administrative costs were reduced by approximately $10.0 million in the three and nine months ended September 30, 2010 representing an adjustment for one- time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager in 2010.
(d)	An increase in amortization of intangible assets totaling $0.4 and $1.3 million, respectively, in the three and nine-month periods ended September 30, 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition.

Three months ended September 30, 2011 compared to the pro forma three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 were approximately $10.7 million, an increase of $2.8 million, or 35.4%, compared to the same period in 2010. Domestic sales were approximately $4.3 million in the three months ended September 30, 2011 compared to approximately $3.6 million in the same period in 2010, as the number of domestic retail outlets ERGObaby’s products sold to increased from 850 as of September 30, 2010 to 997 as of September 30, 2011. Domestic sales increased approximately 21% during the three month period ended September 30, 2011 compared to the same period in 2010 principally as the result of new distribution channels and increased average sales per store. International sales were approximately $6.4 million in the three months ended September 30, 2011 compared to $4.3 million in the same period of 2010, an increase of $2.1 million or 47.3%. This significant increase is primarily attributable to continued increases in sales to distributors in Asia, principally Japan, and South Korea, and the addition of new distributors during 2011 in Europe and Southeast Asia. Baby carriers represented 86.5% of sales for the three months ended September 30, 2011 compared to 87.6% for the same period in 2010. The remaining net sales in each of the three month periods ended September 30, 2011 and 2010 reflect accessory sales.

Cost of sales

Cost of sales for the three months ended September 30, 2011 were approximately $3.6 million compared to approximately $2.3 million in the same period of 2010. The increase of $1.3 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales decreased from 70.9% for the quarter ended September 30, 2010 to 66.4% in the most recent quarter ended September 30, 2011. The decrease is attributable to: (i) a greater percentage of organic baby carriers (which are standard baby carriers made with organic cotton) that generate a 7% to 10% lower gross profit margin than standard carriers and accounted for 47% of total baby carrier sales in the third quarter of 2011 compared to 42% in the same period of 2010; (ii) a greater percentage of net sales were international sales in the third quarter of 2011 compared to 2010, which carry a lower price point and, as a result, generate lower gross profit margins (on average, international sales have a gross profit margin of approximately 59% compared to 72% for domestic sales); and (iii) price increases in raw materials, particularly cotton.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2011 increased to approximately $4.0 million or 37.5% of net sales compared to $3.3 million or 41.8% of net sales for the same period of 2010. During the three months ended September 30, 2011. ERGObaby reversed a previously recorded liability ($1.0 million) related to the former owner’s earn-out provision. The earn-out provision provides for a payment to ERGObaby’s former owner of $2.0 million if net sales meet or exceed an agreed upon hurdle rate in calendar year 2011. We currently believe that the hurdle amount will not be met. Ignoring the reversal of the previously recorded liability affecting the earn-out provision, selling, general and administrative expenses increased by $1.7 million in the three months ended September 30, 2011 compared to the same period in 2010. The increase in expenses during the three months ended September 30, 2011 compared to the same period in 2010 is due principally to increases in marketing costs ($0.7 million), personnel costs, as a result of increased headcount ($0.9 million), and professional fees ($0.3 million). These increased expenses all related to expansion initiatives and general overhead in order to support the current and anticipated increased sales volume. These increases in expenses were offset in part by a decrease in bad debt expense of $0.2 million.

Income from operations

Income from operations for the three months ended September 30, 2011 increased $0.8 million to $2.5 million compared to $1.8 million earned during 2010 based principally on the factors described above.

Pro forma nine months ended September 30, 2011 compared to the pro forma nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 were $33.4 million, an increase of $9.7 million or 40.8% compared to the same period in 2010. Domestic sales were approximately $11.9 million in the nine months ended September 30, 2011 compared to approximately $11.3 million in the same period for 2010. The number of domestic retail outlets ERGObaby’s products were sold to increased from 850, as of September 30, 2010, to 997, as of September 30, 2011. This favorable increase in the number of retail outlets selling our product was offset in part by a decrease in shipments to several large domestic consolidators during the third quarter of 2011. Excluding the impact of sales to consolidators in each of the periods, domestic sales increased approximately 13% during the nine month period ended September 30, 2011 compared to the same period in 2010 due to new distribution channels and an increase in same store sales. International sales were approximately $21.5 million in the nine months ended September 30, 2011 compared to $12.4 million in 2010, an increase of $9.1 million or 73.3%. This significant increase is primarily attributable to continued increases in sales to distributors in Japan and South Korea due to share gains and new store distribution, and the addition of new distributors during 2011 in Europe and Southeast Asia. Baby carriers represented 87.8% of sales for the nine months ended September 30, 2011 compared to 87.2% for the same period in 2010. The remaining net sales in each of the nine month periods ended September 30, 2011 and 2010 reflect accessory sales.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 were approximately $11.6 million compared to $7.0 million in the same period of 2010. The increase of $4.6 million is due principally to the increase in sales. Gross profit as a percentage of sales decreased from 70.4% for the nine months ended September 30, 2010 to 65.2% in the same period of 2011. The decrease is attributable to: (i) a greater percentage of organic baby carriers (which are standard baby carriers made with organic cotton) that generate a 7% to 10% lower gross profit margin than standard carriers and accounted for 44% of baby carrier sales in the first nine months of 2011 compared to 37% in the same period of 2010); (ii) a greater percentage of net sales were international sales in the first nine months of 2011 compared to 2010, which carry a lower price point and, as a result, generate lower gross profit margins (on average, international sales have a gross profit margin of 59% compared to approximately 72% for domestic sales); and (iii) price increases in raw materials, particularly cotton, and a weaker U.S. dollar.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2011 increased to approximately $12.5 million or 37.5% of net sales compared to $8.5 million or 35.9% of net sales for the same period of 2010. During the nine months ended September 30, 2011 ERGObaby reversed a previously recorded liability ($0.2 million) related to the former owner’s earn-out provision. The earn-out provision provides for a payment to ERGObaby’s former owner of $2.0 million if net sales meet or exceed an agreed upon hurdle rate in calendar year 2011. As of September 30, 2011, we estimate that the hurdle amount will not be met. Ignoring the reversal of the previously recorded liability affecting the earn-out provision, selling, general and administrative expenses increased by $4.2 million in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in expenses during the nine months ended September 30, 2011 compared to the same period in 2010 is due principally to increases in marketing costs ($1.3 million), personnel costs, as a result of increased headcount ($1.9 million), and professional fees ($0.9 million). These increased expenses all related to expansion initiatives and general overhead in order to support the current and anticipated increased sales volume.

Income from operations

Income from operations for the nine months ended September 30, 2011 increased approximately $1.1 million to $7.6 million compared to the same period in 2010 in which ERGObaby earned approximately $6.5 million, based principally on the factors described above.

Fox Factory

Overview

Fox, headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include: snowmobiles, motorcycles, all-terrain vehicles, ATVs, and other off-road vehicles.

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

Results of Operations

The table below summarizes the income from operations data for Fox Factory for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$61,689	$61,357	$150,464	$128,747
Cost of sales	42,816	43,290	105,787	91,324

Gross profit	18,873	18,067	44,677	37,423
Selling, general and administrative expense	7,427	6,214	20,746	16,835
Fees to manager	125	125	375	375
Amortization of intangibles	1,304	1,304	3,913	3,913

Income from operations	$10,017	$10,424	$19,643	$16,300

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 increased approximately $0.3 million compared to the corresponding period in 2010. OEM sales increased $1.0 million to $50.6 million during the three months ended September 30, 2011 compared to $49.6 million for the same period in 2010. The increase in OEM sales is attributable to increases in sales in the powered vehicles sector totaling $4.0 million representing a 40.6% increase from the comparable prior year period, offset in part by a $3.0 million decrease in OEM sales in the mountain biking sector. The increase in OEM sales in the powered vehicles sector during the three months ended September 30, 2011 is the result of an increase in sales of suspension components to the ATV and off-road markets. The decrease in OEM sales to the mountain biking sector during the three months ended September 30, 2011 is due to a more normalized seasonal sales pattern experienced during the current quarter. OEM mountain biking sales were higher than normal in the third fiscal quarter of 2010 due to a delay in the buying pattern of the OEM’s that pushed some second quarter 2010 sales into the third fiscal quarter. A greater proportion of these sales were reflected in the first half of 2011. Aftermarket sales decreased approximately $0.6 million to $11.1 million during the three months ended September 30, 2011 compared to $11.7 million in the same period in 2010. This decrease is attributable to decreases in Aftermarket net sales in the powered vehicles sector resulting from a decrease in military sales.

International OEM and Aftermarket sales totaled approximately $42.4 million during the three months ended September 30, 2011 and 2010.

Cost of sales

Cost of sales for the three months ended September 30, 2011 decreased approximately $0.5 million, compared to the corresponding period in 2010. Gross profit as a percentage of sales was approximately 30.6% for the three months ended September 30, 2011 compared to 29.4% for the same period in 2010. The 1.2% increase in gross profit as a percentage of sales during 2011 is attributable to reductions in freight costs and a favorable customer/product mix during the most recent quarter.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $1.2 million during the three months ended September 30, 2011 compared to the same period in 2010. This increase is the result of increases in (i) sales and marketing costs ($0.1 million), (ii) engineering costs ($0.6 million), and (iii) other administrative costs, largely personnel related, ($0.5 million) during the three months ended September 30, 2011, compared to 2010, principally to support the significant increase in year-to-date sales.

Income from operations

Income from operations for the three months ended September 30, 2011 decreased approximately $0.4 million to $10.0 million compared to the corresponding period in 2010, based principally on the factors described above.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 increased approximately $21.7 million, or 16.9%, compared to the corresponding period in 2010. OEM sales increased $17.6 million to $119.6 million during the nine months ended September 30, 2011 compared to $102.0 million for the same period in 2010. The increase in OEM net sales is attributable to increases in sales in the mountain biking sector totaling $5.6 million and increases in sales in the powered vehicles sector totaling approximately $12.0 million, representing a 60.6% increase from the comparable prior year period. The increase in OEM sales in the mountain biking sector during the nine months ended September 30, 2011 is due to strong sales of the new model year product and inventory replenishment at OEM’s during the first two quarters of 2011 that did not occur during 2010. The significant increase in OEM sales to the powered vehicle sector during the nine months ended September 30, 2011 is the result of an increase in sales of suspension components to the ATV and off-road markets. Aftermarket sales increased approximately $4.1 million to $30.8 million during the nine months ended September 30, 2011 compared to $26.7 million in the same period in 2010. This increase is attributable to increases in Aftermarket net sales in the powered vehicles sector totaling approximately $2.3 million and the mountain biking sector totaling approximately $1.7 million.

International OEM and Aftermarket sales totaled $100.7 million during the nine months ended September 30, 2011 compared to $84.8 million during the same period in 2010, an increase of $15.9 million or 18.8%.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 increased approximately $14.5 million, or 15.8%, compared to the corresponding period in 2010. The increase in cost of sales is attributable to the increase in net sales for the same period. Gross profit as a percentage of sales was approximately 29.7% for the nine months ended September 30, 2011 compared to 29.1% for the same period in 2010. The 0.6% increase in gross profit as a percentage of sales during the first three quarters of 2011 is attributable to efficiencies achieved in connection with the increased production volume. This was offset in part by an unfavorable product and customer mix compared to 2010, increased raw material commodity costs and unfavorable foreign exchange rates.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $3.9 million during the nine months ended September 30, 2011 compared to the same period in 2010. This increase is the result of increases in: (i) sales and marketing costs ($0.6 million); (ii) engineering costs ($1.4 million), and (iii) other administrative costs, largely personnel related, ($1.9 million) during the nine months ended September 30, 2011, compared to 2010, principally to support the significant increase in sales.

Income from operations

Income from operations for the nine months ended September 30, 2011 increased approximately $3.3 million to $19.6 million compared to the corresponding period in 2010, based principally on the significant increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

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

HALO acquired the promotional products distributor Relay Gear in February 2010. In October 2011, HALO acquired the promotional products operations of Logos Your Way, Inc.

Distribution of promotional products is seasonal. Management estimates that HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.

Results of Operations

The table below summarizes the income from operations data for HALO for the three and nine month periods ended September 30, 2011 and September 30, 2010:

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$43,651	$41,128	$115,633	$106,109
Cost of sales	26,545	25,373	70,175	64,947

Gross profit	17,106	15,755	45,458	41,162
Selling, general and administrative expense	13,895	13,695	38,353	38,170
Fees to manager	125	125	375	375
Amortization of intangibles	597	600	1,811	1,819

Income from operations	$2,489	$1,335	$4,919	$798

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 increased approximately $2.5 million, or 6.1%, compared to the same period in 2010. The increase in net sales in the three months ended September 30, 2011 compared to the same period in 2010, is primarily attributable to increased sales to existing customers as a result of improving macro-economic conditions and, to a lesser extent, the development of several new significant customers and the replacement of account executives with new account executives that, on average, generated larger sales.

Cost of sales

Cost of sales for the three months ended September 30, 2011 increased approximately $1.2 million compared to the same period in 2010. The increase in cost of sales is primarily attributable to the corresponding increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.2% and 38.3% of net sales for the three month periods ended September 30, 2011 and 2010, respectively. The increase in gross profit percentage of 0.9% for the three months ended September 30, 2011 compared to the same period in 2010 is principally attributable to improved product sourcing and procurement efficiencies realized during the current quarter.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2011 increased approximately $0.2 million compared to the same period in 2010. Direct commission expenses increased by approximately $0.4 million as a result of increased sales in the three months ended September 30, 2011 offset in part by a decrease in medical insurance costs totaling $0.3 million. Selling, general and administrative costs represented 31.8% of net sales for the three months ended September 30, 2011, compared to 33.3% in the same period in 2010.

Income from operations

Income from operations was approximately $2.5 million for the three months ended September 30, 2011 representing an increase of $1.2 million compared to the same period in 2010. The improved operating results are principally due to the increase in net sales and gross profit margins, offset in part by higher direct commission expense and other factors as described above.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 increased approximately $9.5 million, or 9.0%, compared to the same period in 2010. Sales increases attributable to accounts acquired as part of the Relay Gear acquisition in February 2010 accounted for approximately $0.5 million of the increase in net sales in the nine months ended September 30, 2011 compared to the same period in 2010. The remaining increase in net sales in the nine months ended September 30, 2011 compared to the same period in 2010 is primarily attributable to increased sales to existing customers as a result of improving macro-economic conditions and, to a lesser extent, the development of several new significant customers and the replacement of account executives with new account executives that, on average, generated larger sales.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 increased approximately $5.2 million compared to the same period in 2010. The increase in cost of sales is primarily attributable to the corresponding increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.3% and 38.8% of net sales for the nine month periods ended September 30, 2011 and 2010, respectively. The increase in gross profit percentage for the three months ended September 30, 2011 compared to the same period in 2010 is attributable to improved product sourcing and procurement efficiencies realized during 2011.

Selling, general and administrative expense

Selling, general and administrative expenses for the nine months ended September 30, 2011 were approximately $38.4 million an increase of $0.2 million compared to the same period in 2010. Approximately $1.8 million of litigation settlement proceeds are reflected as a reduction to selling, general and administrative costs in the nine months ended September 30, 2011. Excluding the impact of the settlement proceeds, selling, general and administrative expenses increased approximately $2.0 million in the nine months ended September 30, 2011 compared to the same period in 2010. Direct commission expenses increased by approximately $1.6 million as a result of increased sales in 2011, together with an increase of $0.4 million in salaries and wages. Excluding the impact of the settlement proceeds, selling general and administrative costs represented 34.7% of net sales for the three months ended September 30, 2011 compared to 36.0% in the same period in 2010.

Income from operations

Income from operations was approximately $4.9 million for the nine months ended September 30, 2011, representing an increase of $4.1 million compared to the same period in 2010, which reflected operating income of $0.8 million. The improved operating results are principally due to the increase in net sales and settlement proceeds, offset in part by direct commission expense and other factors as described above.

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

Results of Operations and Pro-forma Results of Operations

The table below summarizes the results of operations for Liberty Safe for the three months ended September 30, 2011 and the three months ended September 30, 2010. It also summarizes the results of operations for the nine month period ended September 30, 2011 and the pro-forma results of operations for the nine months ended September 30, 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010 (Pro-forma)
Net sales	$21,786	$18,475	$60,611	$47,987
Cost of sales	16,365	14,435	45,297	35,746

Gross profit	5,421	4,040	15,314	12,241
Selling, general and administrative expense (a)	2,544	2,241	7,686	6,111
Fees to manager	125	125	375	375
Amortization of intangibles (b)	1,294	1,299	3,883	3,883

Income from operations	$1,458	$375	$3,370	$1,872

Pro-forma results of operations of Liberty Safe for the nine months ended September 30, 2010 include the following pro-forma adjustments applied to historical results as if we acquired Liberty Safe on January 1, 2010.

(a)	Selling, general and administrative expense was reduced by $4.9 million in the nine months ended September 30, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(b)	An increase in amortization of intangible assets totaling $0.6 million in the nine month period ended September 30, 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Liberty Safe.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 increased approximately $3.3 million, or 17.9%, over the corresponding three months ended September 30, 2010. Non-Dealer sales were approximately $13.9 million in the three months ended September 30, 2011 compared to $12.8 million in the same period in 2010 representing an increase of $1.1 million or 8.6%. Dealer sales totaled approximately $7.9 million in the three months ended September 30, 2011 compared to $5.7 million in the same period in 2010 representing an increase of $2.2 million or 38.6%. The increase in Non-Dealer sales in 2011 is due to strong results in the sporting goods channel ($1.6 million) and the farm and fleet channel ($0.9 million) offset in part by the loss of a club account to an import product line ($0.5 million) and a decline in the home improvement channel ($0.9 million). The sporting goods channel increase is the result of Liberty Safe being the sole supplier to two major accounts that offered robust sales promotions in the third quarter of 2011 resulting in higher retail sales. The farm and fleet channel increase is attributable to (i) fulfilling a significant number of backorders that existed at the end of the first and second quarter and (ii) increased sell through at retail driven by a robust co-op advertising campaign. The increase in Dealer sales in 2011 is the result of strong retail demand. Management believes that these increased Dealer sales levels are the result, in large part, to incremental sales generated by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.

Cost of sales

Cost of sales for the three months ended September 30, 2011 increased approximately $1.9 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 24.9% and 21.9% of net sales for the three month periods ended September 30, 2011 and September 30, 2010, respectively. The increase in gross profit as a percentage of sales for the three months ended September 30, 2011 compared to 2010 is attributable to a price increase that took effect on June 1, 2011 and a favorable product mix with certain customers. This was offset in part by higher freight costs.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2011, increased approximately $0.3 million compared to the same period in 2010. This increase is largely the result of increased direct commission expense and co-op advertising, both related to the significant increase in sales.

Income from operations

Income from operations was approximately $1.5 million for the three months ended September 30, 2011, representing an increase of $1.1 million compared to the same period in 2010, which reflected operating income of $0.4 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

Nine months ended September 30, 2011 compared to the pro-forma nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 increased approximately $12.6 million, or 26.3%, over the corresponding nine months ended September 30, 2010. Non-Dealer sales were approximately $36.9 million in the nine months ended September 30, 2011 compared to $29.5 million in the same period in 2010, representing an increase of $7.4 million or 25.1%. Dealer sales totaled approximately $23.7 million in the nine months ended September 30, 2011 compared to $18.5 million in the same period in 2010, representing an increase of $5.2 million or 28.1%. The significant increase in Non-Dealer sales in 2011 is the result of increased sales in the sporting goods channel ($7.3 million) and the farm and fleet channel ($3.3 million), offset in part by the loss of a club account to an import product line ($1.9 million) and a decline in the home improvement channel ($1.3 million). The sporting goods channel increase results from Liberty Safe being the sole supplier to two major accounts that offered robust sales promotions in the first three quarters of 2011 resulting in higher retail sales. The farm and fleet channel increase is attributable to (i) fulfilling a significant number of backorders that existed at the end of the first and second quarter and (ii) increased sell through at retail driven by a robust co-op advertising campaign. The increase in Dealer sales is due, in large part, to incremental retail sales generated by Liberty’s national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 increased approximately $9.6 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.3% and 25.5% of net sales for the nine month periods ended September 30, 2011 and September 30, 2010, respectively. The decrease in gross profit as a percentage of sales of 0.2% for the nine months ended September 30, 2011 compared to 2010 is primarily attributable to higher transportation costs (1.3%), offset in part by an increase in sales prices. A price increase went into effect June 1, 2011 to offset higher transportation costs and potentially higher commodity costs, and as a result we currently expect that Liberty Safe’s margins will increase slightly through the remainder of 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2011, increased approximately $1.6 million compared to the same period in 2010. This increase is principally the result of increases in the following costs to support the significant increase in sales: (i) commission expense ($0.4 million), (ii) co-op advertising ($0.3 million) and the ongoing national ad campaign being conducted by Liberty Safe ($0.3 million) (iii) costs associated with increased headcount ($0.3 million) to support the increase in net sales and (iv) other miscellaneous cost increases ($0.3 million).

Income from operations

Income from operations was approximately $3.4 million for the nine months ended September 30, 2011, representing an increase of $1.5 million compared to the same period in 2010, which reflected operating income of $1.9 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

Staffmark

Overview

Staffmark, a national provider of contingent workforce solutions that serves the temporary staffing needs of employers throughout the United States, provides a full spectrum of light industrial and clerical staffing solutions. Staffmark has a client base of approximately 6,000 and currently places over 41,000 temporary employees weekly in a broad range of industries.

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

A closely monitored statistic within the temporary staffing industry is the temporary penetration rate, which measures the percentage of the total United States workforce that is temporary versus full-time based on data from the United States Bureau of Labor Statistics. The temporary penetration rate in September 2011 was 1.74%, up slightly from 1.69% in December 2010 and 1.70% reported at the end of the second quarter of 2011.

On October 17, 2011, we sold Staffmark to a subsidiary of Japan-based Recruit Co. Ltd for an enterprise value of $295 million. After costs, fees and non-controlling interests we received approximately $220 million at closing and expect to record a gain on the sale of Staffmark in the fourth quarter of 2011 ranging between $75 million and $90 million.

Results of Operations

The table below summarizes the income from operations data for Staffmark for the three and nine month periods ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Service revenues	$277,637	$271,334	$780,080	$740,088
Cost of services	235,909	230,057	670,415	633,757

Gross profit	41,728	41,277	109,665	106,331
Staffing, selling, general and administrative expense	30,507	29,411	90,871	86,319
Fees to manager	339	10	951	293
Amortization of intangibles	1,124	1,226	3,384	3,678

Income from operations	$9,758	$10,630	$14,459	$16,041

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Service revenues

Revenues for the three months ended September 30, 2011 increased $6.3 million, or 2.3%, over the corresponding three months ended September 30, 2010. This small increase in revenues reflects flattening demand for temporary staffing services (primarily light industrial and clerical), resulting in part from reduced demand related to the earthquake and tsunami in Japan, which has disrupted the supply chain with companies located in the United States. The impact was felt particularly with reduced temporary staffing services provided to Staffmark’s auto-related customers that supply parts to Japanese automakers. Temporary staffing services increased approximately $6.3 million and were solely responsible for the quarter over quarter revenue increase in spite of the reduction in temporary staffing services resulting from the aforementioned supply chain interruption. Management believes that the supply chain disruption which began in the second quarter of 2011 negatively impacted top line revenues, primarily in light industrial temporary staffing services. We began to see a recovery in these industries toward the end of the third fiscal quarter.

Cost of services

Direct cost of service revenues for the three months ended September 30, 2011 increased approximately $5.9 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of revenue was approximately 15.0% and 15.2% of revenues for the three-month periods ended September 30, 2011 and 2010, respectively. The majority of the decrease in the gross profit margin of approximately 20 basis points is the result of higher state unemployment tax rates in 2011 resulting from further increases in funding required for various states’ depleted unemployment reserves.

Staffing, selling, general and administrative expense

Staffing, selling, general and administrative expense for the three months ended September 30, 2011, increased approximately $1.1 million compared to the same period a year ago. The increased costs incurred during the three months ended September 30, 2011 compared to the same period of 2010 are primarily attributable to increases in overhead costs, particularly in staffing expense, necessary to service the increase in revenues and overall operations and to a lesser extent, increases in costs associated with the on-going PeopleSoft conversion and integration. Staffing, selling, general and administrative expense as a percentage of revenues was 11.0% during the three months ended September 30, 2011 compared to 10.8% during the same period in 2010.

Fees to manager

Fees to manager for the three months ended September 30, 2011, increased approximately $0.3 million versus the same period a year ago. In fiscal 2010, the Management Services Agreement was amended for a one-time reduction in the fee to 25% of the total annual fee. This amendment expired December 31, 2010.

Income from operations

Income from operations decreased approximately $0.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 based on the factors described above.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Service revenues

Revenues for the nine months ended September 30, 2011 increased $40.0 million, or 5.4%, over the corresponding nine months ended September 30, 2010. This increase in revenues primarily reflects increased demand for temporary staffing services during the first quarter of 2011 coupled with the flattening of service revenues in the second quarter of 2011 due in part to the supply chain interruption experienced at auto related customers (see the three month service revenue comparison above). Temporary staffing service revenue increases in light industrial and managed services are principally responsible for the increase. Temporary staffing service revenue increased approximately $39.1 million, leasing revenue increased $0.5 million and direct hire revenue increased approximately $0.3 million in the nine months ended September 30, 2011 compared to the same period last year. Management believes that the supply chain disruption in the second quarter of 2011 negatively impacted top line revenues, primarily in light industrial temporary staffing services, and we began to see a recovery in these industries toward the end of the third fiscal quarter of 2011.

Cost of services

Direct cost of service revenues for the nine months ended September 30, 2011 increased approximately $36.7 million compared to the same period a year ago. This increase is principally the direct result of the increase in service revenues. Gross profit as a percentage of service revenue was approximately 14.1% and 14.4% of revenues for the nine month periods ended September 30, 2011 and 2010, respectively. The majority of the decrease in the gross profit margin of approximately 30 basis points is the result of higher state unemployment tax rates in 2011 resulting from further increases in funding required for various states’ depleted unemployment reserves, offset in part by the increased gross profit provided by the increase in direct hire revenues.

Staffing, selling, general and administrative expense

Staffing, selling, general and administrative expense for the nine months ended September 30, 2011 increased approximately $4.6 million compared to the same period a year ago. The increased costs incurred during the nine months ended September 30, 2011 compared to the same period of 2010 are primarily attributable to increases in: (i) overhead costs ($4.0 million), primarily in staffing expense, necessary to service the increase in revenues and overall operations; (ii) a non-recurring, non-cash compensation charge related to a one-time cost for accelerating vesting rights in stock options ($0.6 million), and (iii) costs associated with the on-going PeopleSoft conversion ($0.5 million). These increases were offset in part by a reduction in bad debt expense ($1.0 million) incurred during the nine months ended September 30, 2011 compared to the same period of 2010. Staffing, selling, general and administrative expense as a percentage of revenues was approximately 11.7% during both the nine months ended September 30, 2011 and 2010.

Fees to manager

Fees to manager for the nine months ended September 30, 2011, increased approximately $0.7 million versus the same period a year ago. In fiscal 2010, the Management Services Agreement was amended for a one-time reduction in the fee to 25% of the total annual fee. This amendment expired December 31, 2010.

Income from operations

Income from operations decreased approximately $1.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 based principally on the factors described above.

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

Results of Operations

The table below summarizes the income from operations data for Tridien for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	Three months ended		Nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$15,120	$14,727	$42,917	$46,810
Cost of sales	11,064	10,187	31,429	32,071

Gross profit	4,056	4,540	11,488	14,739
Selling, general and administrative expense	1,969	1,934	6,225	5,571
Fees to manager	88	88	263	263
Amortization of intangibles	330	368	989	1,119

Income from operations	$1,669	$2,150	$4,011	$7,786

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales

Net sales for the three months ended September 30, 2011 increased approximately $0.4 million, or 2.7% compared to the corresponding three months ended September 30, 2010. Net sales of non-powered support surfaces and patient positioning devices totaled $11.9 million in the three months ended September 30, 2011 compared to $11.6 million during the same period in 2010, an increase of $0.3 million or 3.2%. Net sales of powered products totaled $3.2 million during the three months ended September 30, 2011 compared to $3.1 million in the same period of 2010, an increase of $0.1 million, or 0.6%. Sales of non-powered support surfaces were greater in the third quarter of 2011 compared to the same period in 2010 due to timing of dormitory sales. The slight increase in powered sales during the third quarter of 2011 compared to 2010 is due to the launch of the new ST products.

Cost of sales

Cost of sales increased approximately $0.9 million in the three months ended September 30, 2011 compared to the same period of 2010. Gross profit as a percentage of sales was 26.8% in the three months ended September 30, 2011 compared to 30.8% in the corresponding period in 2010. The decrease in gross profit as a percentage of sales of 4.0% in 2011 is principally due to selling price concessions made to customers in 2011 in exchange for long term purchase commitments (3.0%), increases in foam costs (0.4%), one time start-up costs associated with opening a new production facility (0.2%) and an unfavorable product mix.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2011 increased marginally compared to the same period of 2010. This increase is principally the result of increased spending on infrastructure, marketing and sales support in an effort to spur positive growth activity in both powered and non-powered product revenue. Selling, general and administrative expense as a percentage of net sales was approximately 13.0% for both the three months ended September 30, 2011 and 2010.

Income from operations

Income from operations decreased approximately $0.5 million to $1.7 million for the nine months ended September 30, 2011 compared to $2.2 million in the nine months ended September 30, 2010, due principally to those factors described above.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net sales

Net sales for the nine months ended September 30, 2011 decreased approximately $3.9 million or 8.3% compared to the corresponding nine months ended September 30, 2010. Net sales of non-powered support surfaces and patient positioning devices totaled $34.5 million in 2011 compared to $35.8 million during the same period in 2010, a decrease of $1.3 million or 3.7%. Net sales of powered products totaled $8.5 million during the nine months ended September 30, 2011 compared to $10.4 million in the same period of 2010, a decrease of $1.9 million or 18.7%. Sales of non-powered support surfaces were lower for the nine months ended September 30, 2011 compared to the same period in 2010 as the result of higher than normal sales in 2010 as a result of sales to one customer who was replacing product manufactured by another company with a product manufactured by Tridien, combined with price concessions granted to certain customers in 2011 compared to 2010 in exchange for long term purchase commitments. The significant decrease in powered product sales, totaling $2.0 million, during the nine months ended September 30, 2011 compared to the same period of 2010 is the result of the loss of a large customer during the period combined with the timing of capital purchases of powered products by our remaining large customers.

Cost of sales

Cost of sales decreased approximately $0.6 million in the nine months ended September 30, 2011 compared to the same period of 2010 primarily as a result of the decrease in sales. Gross profit as a percentage of sales was 26.8% in the nine months ended September 30, 2011 compared to 31.5% in the corresponding period in 2010. The decrease in gross profit as a percentage of sales of 4.7% in 2011 is principally due to increases in foam costs (0.4%), the major component in non-powered products, selling price concessions made to customers in 2011 in exchange for long term purchase commitments (3.1%), one time start-up costs associated with opening a new production facility (0.5%), the negative impact in labor and overhead absorption rates resulting from a decrease in production volume (0.3%) and an unfavorable product mix.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2011 increased approximately $0.7 million compared to the same period of 2010. This increase is principally the result of increased spending on infrastructure, marketing and sales support in an effort to spur positive growth activity in both powered and non-powered product revenue.

Income from operations

Income from operations decreased approximately $3.8 million to $4.0 million for the nine months ended September 30, 2011 compared to $7.8 million in the nine months ended September 30, 2010, due principally to those factors described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, on a consolidated basis, cash flows provided by operating activities totaled approximately $57.8 million, which represents a $29.0 million increase in cash provided by operations compared to the nine months ended September 30, 2010. This increase is the result of operating cash generated at our business segments, specifically, Staffmark ($21.9 million), Advanced Circuits, ($15.2 million), Fox ($6.5 million) and Liberty ($6.9 million). In each case, with the exception of Liberty, the majority of the operating cash was used to pay down their intercompany loans. Liberty used the cash generated by operations to fund the expansion of its production lines.

Cash flows used in investing activities totaled approximately $273.5 million for the nine months ended September 30, 2011, which reflects the cash expenditure associated with acquiring CamelBak of $258.6 million, maintenance capital expenditures of approximately $7.5 million and growth capital expenditures totaling $7.5 million, which includes approximately $6.6 million in costs associated with Liberty’s new production line. The growth capital expenditures were primarily incurred at Liberty Safe and Fox.

Cash flows provided by financing activities totaled approximately $212.7 million for the nine months ended September 30, 2011, principally reflecting net borrowings under our Revolving Credit Facility and Term Loan Facility totaling $196.5 million, proceeds from common stock sales of $19.7 million and the sale of preferred stock at CamelBak totaling $45.0 million, all in connection with the acquisition of CamelBak, offset by distributions paid to shareholders during the year totaling approximately $49.5 million. The sale of our common stock was to CGI Magyar, our largest shareholder and the sale of CamelBak preferred stock was to an affiliate of CGI Magyar.

At September 30, 2011, we had approximately $10.6 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term money market accounts or resides in interest free checking accounts, and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of September 30, 2011, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $70.8 million;

•	American Furniture — $20.1 million;

•	CamelBak — $140.0 million;

•	ErgoBaby — $44.1 million;

•	Fox — $28.1 million;

•	HALO — $45.2 million;

•	Liberty — $40.5 million;

•	Staffmark — $55.3 million; and

•	Tridien — $3.2 million.

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. As of September 30, 2011, American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, AFM is in turn required to pay down on its term debt with us. The amount of the shortfall at September 30, 2011 is approximately $0.7 million.

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

We incurred non-cash charges to earnings of approximately $6.1 million during the nine months ended September 30, 2011 in order to recognize an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A non-current liability of approximately $43.8 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at September 30, 2011.

The following table provides the contribution-based profit for each of the businesses we control at September 30, 2011 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

(in thousands)	Contribution- based profit allocation accrual at Sept. 30, 2011	Quarter End of Fifth Anniversary Date of Acquisition

Advanced Circuits(1)	$610	June 30, 2011
American Furniture	(8,981)	September 30, 2012
CamelBak	(690)	September 30, 2016
ERGObaby	379	September 30, 2015
FOX	3,689	March 31, 2013
HALO	552	March 31, 2012
Liberty	(98)	March 31, 2015
Staffmark	(4,156)	June 30, 2011
Tridien	(70)	September 30, 2011

Total contribution-based profit portion	$(8,765)
Estimated gain on sale portion	52,566

Total supplemental put liability	$43,801

(1)	A portion of Advanced Circuits’ contribution-based profit allocation accrual of $6.7 million was paid during the third quarter of 2011.

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months. The quarterly distribution for the three months ended September 30, 2011 was paid on October 31, 2011 and was $17.4 million. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

On October 17, 2011 we sold our majority interest in Staffmark for a total enterprise value of $295 million. At the closing, we received approximately $220 million in cash in respect of our debt and equity interests in Staffmark and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The net proceeds were used to repay substantially all of the outstanding debt under our Revolving Credit Facility. In addition, Staffmark is expected to receive a tax refund of approximately $5 million from the recording of transaction expenses incurred in connection with the transaction, which refund, according to the terms of the Stock Purchase Agreement, will be distributed upon receipt to the Company and each other shareholder of Staffmark who sold shares of Staffmark. The profit allocation due to the Company’s Manager for this sale is estimated to range from $11 million to $15 million, which is expected to be paid in the first quarter of 2012 and which amount has been previously expensed and reflected in our supplemental put accrual. We anticipate that we will recognize a gain of between $75 million and $90 million for the fiscal quarter ending December 31, 2011 as a result of the sale of Staffmark.

On October 27, 2011, we entered into a new $515 million credit facility, with an optional $135 million increase, from a group of lenders that replaced our existing Credit Agreement. The Credit Facility provides for (i) a revolving line of credit of $290 million, and (ii) a $225 million term loan. The term loans were issued at an original issuance discount of 96%. The New Term Loan Facility requires quarterly payments of approximately $0.56 million commencing March 31, 2012 with a final payment of all remaining principal and interest due in October 2017. All amounts outstanding under the New Revolving Credit Facility will become due in October 2016. The New Credit Facility also permits us to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $135 million, subject to certain restrictions, lender approval and market demand. The proceeds of the New Term Loan Facility and advances under the New Revolving Credit Facility were, or will be, as applicable, used (i) to refinance certain existing indebtedness of the Company pursuant to its prior Credit Agreement, originally dated as of November 21, 2006, as amended, (ii) to pay fees and expenses arising in connection with the New Credit Facility, (iii) to fund acquisitions of additional businesses, (iv) to fund permitted distributions, (v) to fund loans to our subsidiaries and (vi) for other general corporate purposes.

Advances under the New Revolving Line of Credit can be either base rate loans or LIBOR loans. Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest quoted by the Agent, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period and (iii) the sum of the applicable LIBOR rate plus 1.00%, plus a margin ranging from 2.00% to 3.00% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period LIBOR loans bear interest at a fluctuating rate per annum equal to the LIBOR Rate for the relevant period plus a margin ranging from 3.00% to 4.00% based on the Total Debt to EBITDA Ratio. Base rate borrowings under the prior Revolving Credit Facility were at margins ranging from 1.5% to 2.5% and LIBOR borrowings under the prior Revolving Credit Facility were at margins ranging from 2.5% to 3.5%.

The New Term Loan Facility bears interest at a combination of a variable LIBOR rate for the relevant period plus 6.00% for the portion of the term loan comprised of LIBOR loans and a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest quoted by the Agent, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, (iii) the sum of the applicable LIBOR rate plus 1.00% and (iv) 2.50%, plus 5.00% for the portion of the term loan comprised of base rate loans. The LIBOR rate for term loans is subject to a minimum rate of 1.5%. The prior Term Loan Facility bore interest at base rate plus 3% and LIBOR plus 4%.

We are required to pay (i) commitment fees equal to 1% per annum of the unused portion of the Revolving Loan Commitment, (ii) quarterly letter of credit fees equal to the Applicable LIBOR Margin for loans under the New Revolving Line of Credit multiplied by the sum of the maximum aggregate amount available for drawing under a letter of credit plus the aggregate amount of all unreimbursed payments and disbursements under such letter of credit, (iii) letter of credit fronting fees of up to 0.25% per annum and (iv) administrative and agency fees. Upon execution of the New Credit Facility, we paid approximately $6.6 million to the Agent and Lenders for administrative and closing fees.

The New Credit Facility provides for a sub-facility under the New Revolving Line of Credit pursuant to which letters of credit may be issued in an aggregate amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Line of Credit, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the Revolving Loan Commitment. At September 30, 2011 we had $70.2 million in outstanding letters of credit and as of October 17, 2011 (after the Staffmark sale) we had $2.9 million in outstanding letters of credit.

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

The tables below reconcile the most directly comparable GAAP financial measures to EBITDA, Adjusted EBITDA and Cash Flow Available for Distribution and Reinvestment (“CAD”).

Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA

EBITDA – Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) is calculated as net income (loss) before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805;(iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our manager that requires us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increases we will incur additional supplemental put charges and vice versa when the fair value of our businesses decreases; (iv) management fees, which reflect fees due quarterly to our manager in connection with our Management Services Agreement (“MSA”); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to net income (loss) these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Nine-months ended September 30, 2011

	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)
	Consolidated	Corporate	Advanced Circuits	American Furniture	CamelBak	ERGObaby	HALO	Fox	Liberty	Staffmark	Tridien	Total
Net income (loss)	$14,169	$(9,718)	$10,280	$(11,086)	$(3,330)	$2,109	$2,246	$11,772	$(86)	$9,765	$2,217	$14,169

Adjusted for:
Provision (benefit) for income taxes	10,738	(1,477)	5,494	(3,174)	(2,024)	1,306	969	6,272	12	1,805	1,555	10,738
Interest expense, net	7,506	6,029	(2)	18	2	43	—	11	—	1,405	—	7,506
Intercompany interest		(19,441)	4,547	1,758	1,310	3,494	1,639	1,353	3,224	1,909	207	—
Depreciation and amortization	34,896	3,555	3,658	2,663	2,630	2,060	2,527	5,052	5,000	5,934	1,817	34,896

EBITDA	$67,309	$(21,052)	$23,977	$(9,821)	$(1,412)	$9,012	$7,381	$24,460	$8,150	$20,818	$5,796	$67,309

(Gain) loss on sale of fixed assets	114	—	—	(12)	—	15	40	61	8	2	—	114
Non-controlling stockholder compensation	2,210	(1,175)	8	162	—	308	—	746	195	1,859	107	2,210
Acquisition charges	4,374				4,374							4,374
Impairment charges	7,700	—	—	7,700	—	—	—	—	—	—	—	7,700
Decrease in earnout probability	(177)	—	—	—	—	(177)	—	—	—	—	—	(177)
Supplemental put	6,095	6,095	—	—	—	—	—	—	—	—	—	6,095
Management fees	13,033	9,769	375	125	51	375	375	375	375	951	262	13,033

Adjusted EBITDA	$100,658	$(6,363)	$24,360	$(1,846)	$3,013	$9,533	$7,796	$25,642	$8,728	$23,630	$6,165	$100,658

Adjusted EBITDA

Nine-months ended September 30, 2010

	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)	$(2,786)
	Consolidated	Corporate	Advanced Circuits	American Furniture	CamelBak	ERGObaby	HALO	Fox	Liberty	Staffmark	Tridien	Total
Net income (loss)	$(45,447)	$(28,248)	$7,606	$(42,912)	$—	$(1,361)	$(861)	$9,071	$(2,786)	$9,243	$4,801	$(45,447)

Adjusted for:
Provision (benefit) for income taxes	9,100	(1,568)	3,894	(938)	—	(843)	(406)	5,230	(850)	1,995	2,586	9,100
Interest expense, net	8,470	7,067	(2)	20	—	—	—	—	—	1,385	—	8,470
Intercompany interest		(17,230)	2,054	4,901	—	198	1,926	1,849	2,218	3,693	391	—
Depreciation and amortization	29,314	4,294	3,299	2,503	—	673	2,550	4,762	3,371	5,986	1,876	29,314

EBITDA	$1,437	$(35,685)	$16,851	$(36,426)	$—	$(1,333)	$3,209	$20,912	$1,953	$22,302	$9,654	$1,437

(Gain) loss on sale of fixed assets	122	—	—	—	—	—	—	(7)	2	3	124	122
Non-controlling stockholder compensation	8,209	2,434	3,774	172	—	—	—	334	130	1,277	88	8,209
Acquisition expenses	3,969	—	315	—	—	2,045	59	—	1,550	—	—	3,969
Impairment charges	42,435			42,435	—		—	—	—	—	—	42,435
Increase in earnout probability					—		—	—	—	—	—	—
Supplemental put	18,630	18,630	—	—	—	—	—	—	—	—	—	18,630
Management fees	11,383	9,078	375	375	—	—	375	375	250	293	262	11,383

Adjusted EBITDA	$86,185	$(5,543)	$21,315	$6,556	$—	$712	$3,643	$21,614	$3,885	$23,875	$10,128	$86,185

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

(in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)

Net income (loss)	$14,169	$(45,447)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	33,353	27,984
Impairment expense	7,700	42,435
Amortization of debt issuance costs	1,543	1,329
Supplemental put expense	6,095	18,630
Noncontrolling interests and noncontrolling stockholders charges	2,210	8,209
Other	1,036	245
Deferred taxes	(5,687)	(5,115)
Changes in operating assets and liabilities	(2,622)	(19,443)

Net cash provided by operating activities	57,797	28,827
Plus:
Unused fee on revolving credit facility (1)	2,041	2,378
Successful acquisition expense (2)	4,197	3,970
Changes in operating assets and liabilities	2,622	19,443
Less:
Other	930
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	1,570	228
American Furniture	(35)	173
CamelBak	418	—
ERGO baby	736	62
Fox	443	651
Halo	888	442
Liberty	253	259
Staffmark	1,877	2,166
Tridien	1,317	722

Estimated cash flow available for distribution and reinvestment	$58,260	$49,915

Distribution paid in March 2011 and April 2010	$16,821	$14,238
Distribution paid in July 2011/2010	16,821	14,238
Distribution paid in October 2011/2010	17,388	14,238

	$51,030	$42,714

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.
(2)	Represents transaction costs for successful acquisitions that were expensed during the period.
(3)	Excludes growth capital expenditures of approximately $7.6 million for the nine months ended September 30, 2011.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April coinciding with income tax refunds. Cash flows from Staffmark are typically lower in the first quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months than other months as this corresponds with warmer weather in the northern hemisphere and an increase in hydration related activities.

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

The table below summarizes the payment schedule of our contractual obligations at September 30, 2011:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$292,500	$2,000	$290,500	$—	$—
Capital lease obligations	703	248	455	—	—
Operating lease obligations (b)	66,283	13,812	22,598	12,267	17,606
Purchase obligations (c)	216,058	141,768	38,607	35,683	—
Supplemental put obligation (d)	43,801	376	2,816	151	—

Total		$158,204	$354,976	$48,101	$17,606

(a)	Reflects amounts due on our Term Loan Facility and Revolving Credit Facility. Both of these Facilities were refinanced in October 2011 and as a result, no interest, commitment fees, or letter of credit fees were included in the amount due above.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of September 30, 2011, including: (i) shareholder distributions of $69.6 million, (ii) management fees of $16.7 million per year over the next five years and, (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and Capital Resources.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. - CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2011. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2011.

In the third quarter of 2011, the Company acquired CamelBak (see Note D- Acquisition of Business to our Condensed Consolidated Financial Statements), which represented 21.8% of our total assets as of September 30, 2011. The Company is in the process of fully integrating CamelBak into its internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to CamelBak has been excluded. Other than as described above, in connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

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

Date: November 8, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2011

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