Form 10-K
period 2011-12-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2012-03-07
CIK 1345122, 1345126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2011 was $650,945,059 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

There were 48,300,000 shares of trust stock without par value outstanding at February 25, 2012.

Documents Incorporated by Reference

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2011 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER

In reading this Annual Report on Form 10-K, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2010 acquisitions” refer to, collectively, the acquisitions of Liberty Safe and Security Products, LLC and ERGObaby Carrier, Inc.;

•	the “2011 acquisition” refer to the acquisition of CamelBak Products, LLC;

•	the “2007 disposition” refer to the sale of Crosman Acquisition Corporation;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “2011 disposition” refers to the sale of Staffmark Holdings, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Prior Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provided for a “Prior Revolving Credit Facility” and a “Prior Term Loan Facility”;

•	the “Credit Facility” refer to the Credit Facility with a group of lenders led by TD Securities (USA) LLC (“TD Securities”) which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $290 million Revolving Credit Facility provided by the Credit Facility that matures in December 2016;

•	the “Term Loan Facility” refer to the $225 million Term Loan Facility, as of December 31, 2011, provided by the Credit Facility that matures in December 2017;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

In terms of the businesses in which we have a controlling interest as of December 31, 2011, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the current challenging economic environment.

2011 Highlights

Acquisitions

•

On August 24, 2011, we purchased a controlling interest in CamelBak Products, LLC (“CamelBak”) with headquarters in Petaluma, California. CamelBak invented the hands-free hydration category and is the global leader in the design and manufacture of personal hydration products for outdoor, recreation and military use. The purchase price, including minority interests, of $258.6 million was based on a total enterprise value of $245 million and included $13.6 million in cash and working capital. We funded the acquisition through drawings on our Prior Revolving Credit Facility as well as through funds provided by a private placement of 1,575,000 of our common shares to CGI Magyer Holdings LLC (“CMH”), our largest shareholder. An affiliate of CMH also purchased $45.0 million of convertible preferred stock in CamelBak Acquisition Corp. a majority owned subsidiary of us. Other non-controlling interest holders, including management of CamelBak, purchased $2.0 million of CamelBak common stock. On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CMH ($47.7 million), our largest shareholder, and noncontrolling shareholders ($0.3 million). The redemption was funded by intercompany debt and an equity contribution from us of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for us and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.

•

On November 21, 2011 our majority owned subsidiary, The ERGObaby Carrier, Inc. (“ERGObaby”) acquired all of the outstanding stock of Orbit Baby, Inc. (“Orbit Baby”) for $17.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produces and markets a premium line of stroller travel systems, including car seats, strollers and bassinets that are interchangeable using a patented hub ring.

Disposition

•

On October 17, 2011, we sold our majority-owned subsidiary, Staffmark Holdings, Inc. (“Staffmark”) for a total enterprise value of $295 million to a subsidiary of Japan-based Recruit Co., Ltd. We received approximately $217.2 million at the time of sale in net proceeds after deducting fees, costs and non-controlling shareholder’s interests. We recorded a gain of $88.6 million and used the net proceeds to pay down our Prior Revolving Credit Facility.

Refinancing

•

On October 27, 2011, we entered into a new Credit Facility which includes a Revolving Credit Facility totaling $290 million and a Term Loan Facility totaling $225 million. This Credit Facility, with a group of lenders led by TD Securities aggregating $515 million replaces our Prior Credit Agreement which was with a group of lenders led by Madison Capital, LLC. The Revolving Credit Facility is for a term of five years and the Term Loan Facility is for a term of six years.

2011 Distributions

For the 2011 fiscal year we declared distributions to our shareholders totaling $1.44 per share.

The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2011:

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

American Furniture

AFM Holding Corporation (“American Furniture” or “AFM”) headquartered in Ecru, Mississippi, is a leader in the manufacturing of low-cost upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products to the promotional furniture market. We made loans to and purchased a controlling interest in AFM on August 31, 2007 for approximately $97.0 million. As a result of the recapitalization of American Furniture’s outstanding debt with additional equity during 2011, we currently own approximately 99.9% of AFM’s outstanding stock on a primary basis and fully diluted basis.

CamelBak

CamelBak, headquartered in Petaluma, California, is a diversified hydration and personal protection platform offering products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational / military hydration packs, reusable water bottles, specialized military gloves and performance accessories. We made loans to, and purchased a controlling interest in, CamelBak on August 24, 2011 for approximately $211.6 million. We currently own 89.9% of the outstanding stock of CamelBak on a primary basis and 76.7% on a fully diluted basis.

ERGObaby

Ergobaby, headquartered in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally. On November 18, 2011 ERGObaby acquired the premium stroller manufacturer and distributer, Orbit Baby for approximately $17.5 million. We made loans to, and purchased a controlling interest in, ERGObaby on September 16, 2010 for approximately $85.2 million. We currently own 81.1% of the outstanding stock of ERGObaby on a primary basis and 74.6% on a fully diluted basis.

Fox

Fox Factory Holding Corp. (“Fox”) headquartered in Scotts Valley, California, is a designer, manufacturer and marketer of high end suspension products for mountain bikes and power sports, which includes; all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sports original equipment manufacturers (“OEM”) and provides after-market products to retailers and distributors (“Aftermarket”). Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike. We made loans to and purchased a controlling interest in Fox on January 4, 2008, for approximately $80.4 million. We currently own 78.0% of the outstanding common stock on a primary basis and 67.9% on a fully diluted basis.

HALO

HALO Lee Wayne LLC, operating under the brand names of HALO and Lee Wayne (“HALO”), headquartered in Sterling, Illinois, serves as a one-stop shop for over 40,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. HALO has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 600 account executives. We made loans to and purchased a controlling interest in HALO on February 28, 2007 for approximately $62.0 million. We currently own 88.7% of the outstanding common stock on a primary basis and 72.3% on a fully diluted basis.

Liberty Safe

Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to and purchased a controlling interest in Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 96.2% of the outstanding stock of Liberty Safe on a primary basis and 87.6% on a fully diluted basis.

Tridien

Anodyne Medical Device, Inc. (“Anodyne”, which was rebranded as “Tridien” in September 2010) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Tridien from CGI on August 1, 2006 for approximately $31.0 million. We currently own 73.9% of the outstanding capital stock on a primary basis and 60.0% on a fully diluted basis.

Our businesses also represent our operating segments.

Tax Reporting

Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2011, and future years, the Trust has, and will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2011, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2010 and 2009 taxable year. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

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

(1)	CGI and its affiliates beneficially own approximately 16.4% of the Trust shares and is our single largest holder. Mr. Massoud and Mr. Offenberg are not directors, officers or members of CGI or any of its affiliates.
(2)	Owned by members of our Manager, including Mr. Massoud as managing member.
(3)	Mr. Massoud is the managing member.
(4)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.
(5)	Mr. Day is a non-managing member.

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

We have entered into a management services agreement (the “Management Services Agreement”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, our Manager receives a profit allocation with respect to its Allocation Interests in us. See Part III, Item 13 “Certain Relationships and Related Transactions” for further descriptions of the management fees and profit allocation to be paid to our Manager. In consideration of our Manager’s acquisition of the Allocation Interests, we entered into a Supplemental Put agreement with our Manager pursuant to which our Manager has the right to cause us to purchase its Allocation Interests upon termination of the Management Services Agreement. Our Manager owns 100% of the Allocation Interests of the Company, for which it paid $0.1 million.

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

See Part III, Item 13, “Certain Relationships and Related Party Transactions and Director Independence”.

Market Opportunity

We acquire and actively manage small and middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $60 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We believe that the following factors contribute to lower acquisition multiples for small and middle market businesses:

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

The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. Although our management team is always at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions to us. Even if an acquisition is recommended by our management team, our board of director’s may not approve it.

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

Since our inception in May 2006, we have recorded gains on sales of our businesses of over $197 million, or $4.08 per share. We sold Crosman in January 2007 and Aeroglide and Silvue in June 2008 and Staffmark in 2011. We sold Crosman, our majority owned recreational products company for approximately $143 million and our net proceeds and gain on sale were approximately $110 million and $36 million, respectively. We sold Aeroglide, our majority owned designer and manufacturer of industrial drying and cooling equipment for approximately $95 million and our net proceeds and gain on sale were approximately $78 million and $34 million, respectively. We sold Silvue, our majority owned developer and producer of proprietary, high performance liquid coating systems for approximately $95 million and our net proceeds and gain on sale were approximately $64 million and $39 million, respectively and we sold Staffmark, our majority-owned provider of temporary staffing solutions subsidiary for approximately $295 million and our net proceeds and gain on sale were approximately $217 million and $89 million, respectively.

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

Our management team has a large network of approximately 2,000 deal intermediaries who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s proprietary transaction sourcing efforts, we have a substantial pipeline of potential acquisition targets. Our management team also has a well-established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our acquired businesses.

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

Financing

We have a Credit Facility with a group of lenders led by TD Securities that we entered into on October 27, 2011. This Credit Facility replaced the Prior Credit Agreement. The Credit Facility provides for a Revolving Credit Facility totaling $290.0 million, subject to borrowing base restrictions, and a Term Loan Facility totaling $225 million. The Term Loan Facility requires quarterly payments of $0.6 million that will commence March 31, 2012, and a final payment of the outstanding principal balance on October 27, 2017. The Revolving Credit Facility matures on October 27, 2016.

The Credit Facility provides for letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the borrowing availability under the Credit Facility. At December 31, 2012, we had outstanding letters of credit totaling approximately $2.9 million. The borrowing availability under the Revolving Credit Facility at December 31, 2011 was approximately $287.1 million.

The Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries. (See Note I to the consolidated financial statements for more detail regarding our Credit Facility). This Credit Facility replaced the Prior Credit Agreement which included a $340 million revolving credit facility that expired in December 2012 and a $72.5 million term loan facility that expired in December 2013.

We intend to finance future acquisitions through our Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. This is especially true given the recent disruptions in the overall economy and current volatility in the financial markets. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.

Our Businesses

Advanced Circuits

Overview

Advanced Circuits, headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and production rigid PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. During 2011 approximately 63% of Advanced Circuits sales were derived from highly profitable prototype and quick turn production PCBs. In each of the years 2010 and 2009, approximately 64% and 66% of Advanced Circuits’ sales, were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year. These customers represent numerous end markets, and for each of the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 2% of net sales. Advanced Circuits’ senior management, collectively, has approximately 90 years of experience in the electronic components manufacturing industry and closely related industries.

For the full fiscal years ended December 31, 2011, 2010 and 2009, Advanced Circuits had net sales of approximately $78.5 million, $74.5 million and $46.5 million, respectively and operating income of $26.6 million, $20.4 million and $16.3 million, respectively. Advanced Circuits had total assets of $88.7 million, $92.0 million and $72.6 million at December 31, 2011, 2010 and 2009, respectively. Net sales from Advanced Circuits represented 10.1%, 11.2% and 9.2% of our consolidated net sales for the years 2011, 2010 and 2009, respectively.

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

In March 2010 Advanced Circuits acquired Circuit Express, Inc. (“CEI”) for approximately $16.1 million. Based in Tempe Arizona and founded in 1987, CEI focuses on quick-turn and prototype manufacturing of rigid PCBs primarily for the aerospace and defense related industry customers. CEI also specializes in expedited delivery in as fast as 24 hours. CEI reported net sales of approximately $16.4 million in 2010 and $18.7 million for the full fiscal 2011 year.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

Industry

The PCB industry, which consists of both large global PCB manufacturers and small regional PCB manufacturers, is a vital component to all electronic equipment supply chains, as PCBs serve as the foundation for virtually all electronic products, including cellular telephones, appliances, personal computers, routers, switches and network servers. PCBs are used by manufacturers of these types of electronic products, as well as by persons and teams engaged in research and development of new types of equipment and technologies. According to an IPC 2011 Statistical Report, (March 2011) domestic net sales in 2010, of rigid PCBs grew at the rate of almost 18% to approximately $1.6 billion in 2010 compared to $1.4 billion in 2009.

In contrast to global trends, however, production of PCBs in North America has declined since 2000 and is expected to grow slightly over the next several years according to the IPC 2010 Analysis. The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, prototype and quick-turn production, some of the more complex volume production and military production have remained strong in the United States.

Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:

•

Prototype PCBs - These PCBs are typically manufactured for customers in research and development departments of original equipment manufacturers, or OEMs, and academic institutions. Prototype PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These prototypes are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the prototype is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

•

Quick-Turn Production PCBs - These PCBs are used for intermediate stages of testing for new products prior to full scale production. After a new product has successfully completed the prototype phase, customers undergo test marketing and other technical testing. This stage requires production of larger quantities of PCBs in a short period of time, generally 10 days or less, while it does not yet require high production volumes. This transition stage between low-volume prototype production and volume production is known as quick-turn production. Manufacturing specifications conform strictly to end product requirements and order quantities are typically in volumes of 10 to 500. Similar to prototype PCBs, response time remains crucial as the delivery of quick-turn PCBs can be a gating item in the development of electronic products. Orders for quick-turn production PCBs conform specifically to the customer’s exact end product requirements.

•

Volume Production PCBs - These PCBs, which we sometimes refer to as “long lead” and “sub-contract” are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Volume Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by the Asian based manufacturers due to the quick response time required for these products. The North American prototype and quick-turn production sectors combined represent approximately $1.9 billion in the PCB production industry in 2010.

Several significant trends are present within the PCB manufacturing industry, including:

•

Increasing Customer Demand for Quick-Turn Production Services - Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily in research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process.

•

Increasing Complexity of Electronic Equipment - OEMs are continually designing more complex and higher performance electronic equipment, requiring sophisticated PCBs. To satisfy the demand for more advanced electronic products, PCBs are produced using exotic materials and increasingly have higher layer counts and greater component densities. Maintaining the production infrastructure necessary to manufacture PCBs of increasing complexity often requires significant capital expenditures and has acted to reduce the competitiveness of local and regional PCB manufacturers lacking the scale to make such investments.

•

Shifting of High Volume Production to Asia - Asian based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their market share of volume production of PCBs used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for prototype or quick-turn PCB production or the volume production of the most complex PCBs. This “off shoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the prototype and quick-turn sectors of the market.

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

The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services(1)

	Year Ended December 31,
	2011	2010	2009

Prototype Production	29.3%	28.9%	30.6%
Quick-Turn Production	33.6%	32.6%	36.4%
Volume Production (including assembly)	35.5%	36.1%	30.1%
Third Party	1.6%	2.4%	2.9%

Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.

Competitive Strengths

Advanced Circuits has established itself as a leading provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•

Numerous Unique Orders Per Day - For the year ended December 31, 2011, Advanced Circuits received on average over 250 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as a low cost manufacturer of prototype and quick-turn PCBs.

•

Diverse Customer Base - Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2011, Advanced Circuits did business with over 11,000 customers and added approximately 185 new customers per month. For each of the years ended December 31, 2011, 2010 and 2009, no customer represented over 2% of net sales.

•

Highly Responsive Culture and Organization - A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on prototype or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

•

Proprietary FreeDFM.com Software - Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool, which was launched in 2002, enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.com has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.

•

Established Partner Network - Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a complete suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.

Business Strategies

Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:

•

Increase Portion of Revenue from Prototype and Quick-Turn Production - Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the expense of declining sales in volume production PCBs, as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

•

Acquire Customers from Local and Regional Competitors - Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits continues to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. According to a November 2010 IPC study, approximately 309 PCB manufacturers operate in the United States with only 26 generating annual sales in excess of $20 million. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits sees an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

•

Remain Committed to Customers and Employees - Advanced Circuits has remained focused on providing the highest quality product and service to its customers. We believe this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. As a result, Advanced Circuits plans on continuing to focus on similar programs to maintain this competitive advantage.

Research and Development

Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently. Research and development expenses were not material in each of the years 2011, 2010 and 2009.

Customers

Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2011, 2010 and 2009:

Industry Sector	2011 Customer Distribution	2010 Customer Distribution	2009 Customer Distribution
Electrical Equipment and Components	30%	29%	33%
Measuring Instruments	8%	10%	13%
Electronics Manufacturing Services	19%	18%	15%
Engineer Services	8%	10%	5%
Industrial and Commercial Machinery	10%	6%	8%
Business Services	1%	1%	2%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	8%	7%	8%
Transportation Equipment	9%	8%	10%
All Other Sectors Combined	6%	10%	5%

Total	100%	100%	100%

Management estimates that over 90% of its orders are generated from existing customers. Moreover, approximately two-thirds of Advanced Circuits’ orders in each of the years 2011, 2010 and 2009 were delivered within five days (not including CEI orders.)

Sales and Marketing

Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 1% of net sales each year on its marketing initiatives and advertising and has 44 employees dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 250 outbound sales calls and receive between 160 and 200 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired over the internet where Advanced Circuits generates over 90% of its orders from its website.

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

Advanced Circuits, due to the volume of prototype and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2011 and 2010.

Competition

There are currently an estimated 250 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.

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

Suppliers

Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 17.8%, 17.9% and 16.9% of net sales for each of the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

The primary raw materials that are used in production are core materials, such as copper clad layers of glass and chemical solutions, and copper and gold for plating operations, photographic film and carbide drill bits. Multiple suppliers and sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and Advanced Circuits’ management believes this will continue in the foreseeable future. Advanced Circuits works closely with its suppliers to incorporate technological advances in the raw materials they purchase. Advanced Circuits does not believe that it has significant exposure to fluctuations in raw material prices. The fact that price is not the primary factor affecting the purchase decision of many of Advanced Circuits’ customers has allowed management to historically pass along a portion of raw material price increases to its customers. Advanced Circuits does not knowingly purchase material originating in the Democratic Republic of the Congo or adjoining countries.

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

Regulatory Environment

Advanced Circuits’ manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance as it was awarded the Denver Metro Wastewater Reclamation District Gold Award for the years 2002, 2003, 2005, 2006, 2008, 2009 and 2010.

Employees

As of December 31, 2011, Advanced Circuits employed 397 persons. Of these employees, there were 44 in sales and marketing, 8 in information technology, 16 in accounting and finance, 45 in engineering, 18 in shipping and maintenance, 258 in production and 8 in management. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

American Furniture

Overview

American Furniture, headquartered in Ecru, Mississippi, is a manufacturer of upholstered furniture sold to large-scale furniture distributors and retailers. American Furniture operates almost exclusively in the promotional upholstered segment of the furniture industry which is characterized by affordable prices, standard designs and immediate availability to retail consumers. American Furniture was founded in 1998. The current management team has been in place since 2004. American Furniture’s products are adapted from established designs in the following categories: (i) stationary, (ii) motion, (iii) recliner and (iv) other related products including accent tables and rugs. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk.

For the full fiscal years ended December 31, 2011, 2010 and 2009, American Furniture had net sales of approximately $105.3 million, $136.9 million and $142.0 million and operating income (loss) of ($35.2 million), ($37.1 million) and $6.5 million, respectively. American Furniture had total assets of $30.0 million, $78.3 million and $115.8 million at December 31, 2011, 2010 and 2009, respectively. Net sales from American Furniture represented 13.5%, 20.6% and 28.2% of our consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

History of American Furniture

American Furniture was founded in 1998 with an exclusive focus on promotional upholstered furniture, offering a unique value proposition combining consistent high-quality, attractively priced products and 48-hour quick-ship service. AFM began operations with four assembly lines housed in a 60,000 sq. ft. facility. By 2002, American Furniture had achieved revenues in excess of $120 million and grew operations into a 600,000 sq. ft. facility in Houlka, MS. In 2004, American Furniture was sold by its founder to a group of private investors who installed a new management structure and hired a new executive team and grew American Furniture’s administrative infrastructure in order to build a solid foundation to support future growth. In 2005, American Furniture aggressively pursued Asian sourcing for fabrics and other assorted materials. Today American Furniture is a leading manufacturer of promotional upholstered furniture operating from an approximately 1.1 million sq. ft. manufacturing and warehouse facility.

For the year ended December 31, 2011 net sales at American Furniture declined $31.6 million, which represents a 23% decline over 2010 sales. In addition, write downs to goodwill, other intangible assets and property, and equipment totaled $27.8 million and $38.8 million in the years 2011 and 2010, respectively. In all cases, the write downs were triggered by a significant deterioration in American Furniture’s operations and profitability caused by the unprecedented drop in the promotional furniture market and demand for its product. The combination of increased unemployment, together with significant decreases in home purchases, availability of consumer credit and rising fuel costs has created the worst market for promotional furniture sales over the last two years than has been experienced over the last two decades.

During 2011, American Furniture implemented a revised standard costing system which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as re-classifying certain manufacturing related expenses included in rent, insurance, utilities and workers comp from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales together with the revised standard costing system and the revaluation of standard costs will allow management to react timely to changes in supply costs, product demand and overall price structure going forward, which in turn should eliminate the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. In addition, American Furniture enlisted the assistance of an outside consulting firm in 2011 to assist them in right-sizing its operations in order to operate more efficiently and respond to the significantly changed promotional furniture marketplace. To that end, American Furniture has begun the process of outsourcing delivery and is eliminating its Trucking operations as well as sub-contracting its frame cutting process.

We believe that with the impairment charges behind them, the elimination of the trucking division and frame cutting shop and the activation and optics supplied by the new standard costing system and associated reporting, American Furniture is in a better position operate more efficiently than it has been over the last two years. American Furniture is poised to improve its product margin that has declined over the past two years and is better situated to absorb available market share, where it makes economic sense in a troubled market, with the backing of Compass as their creditor and majority owner.

We acquired a controlling interest in American Furniture on August 31, 2007.

Industry

AFM is a manufacturer of upholstered furniture serving the promotional segment of the U.S. furniture industry. Overall conditions for the furniture industry have been difficult over the past two years. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets, rising fuel costs and lagging consumer confidence as a result of erratic financial markets. All of this has significantly impacted big ticket consumer purchases such as furniture over the last several years.

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

AFM competes exclusively in the promotional segment, selling upholstered furniture in both the stationary and motion categories. In the retail furniture landscape, promotional furniture can be a growing catalyst of floor traffic and sales volumes for mass market furniture retailers. Recurring promotional programs have often become core to retailer strategies given its immediate availability to customers and just-in-time strategies employed within the industry which limit retailer inventory requirements.

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

Retail price points in the promotional segment of the upholstered industry range from $99 - $1,500, whereas shipping costs from Asia on a per piece basis are generally in excess of $100 per piece ($3,000 - $4,000) per standard 40 foot container not including domestic shipping and insurance costs.

In addition to the increased cost, lead times also hinder Asian manufacturers’ ability to effectively compete in the promotional upholstered industry. As mentioned previously, retailers use promotional furniture to drive store traffic and provide immediate delivery to the end-user of value-priced, quality upholstered furniture products. AFM aims to ship customer orders 48 hours following receipt of an order with delivery occurring 1 – 3 days later depending on the customers’ location within the U.S. Asian manufacturers typically require at least 50 days (or 7 – 8 weeks depending on business days) from order receipt to customer delivery, resulting in a significant amount of increased inventory management and advertising planning in order to effectively source upholstered product from overseas manufacturers.

In spite of these drawbacks, recently we have experienced more competition over the past several years from upholstered Asian imports in the more expensive motion product category. Asian manufacturers have demonstrated an ability to create a high quality motion product at a cost that maintains a competitive price point even with the added shipping costs.

Products and Services

AFM manufactures two basic categories of promotional upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 75%, 70% and 70% of sales in fiscal 2011, 2010 and 2009, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 23%, 25% and 28% of fiscal 2011, 2010 and 2009 gross sales, respectively. Beginning in 2005, AFM added a line of imported rugs and accent tables to its product mix to provide customers with complimentary accessory offering to AFM’s core furniture lines. For 2011, 2010 and 2009, accent tables and other miscellaneous revenue accounted for approximately 2%-5% of gross sales. AFM’s core product offerings with average retail prices are summarized below:

28 styles of stationary sofas, loveseats and chairs - $299 - $499

15 styles of recliners - $99 - $399

5 styles of motion sofas - $499 - $599

5 styles of stationary sectionals - Up to $799

1 style of motion sectional - $999 - $1,399

AFM’s products utilize common components and frames with limited fabric options, allowing AFM to reproduce established styles at value prices. Since its inception, AFM has continuously introduced new styles which typically replace older designs and are primarily slight variations to existing products. AFM builds its products to stock and maintains adequate inventory levels to facilitate shipment to customers within 48 hours of an order. AFM’s quick-ship strategy allows customers to better manage inventory and product promotions, yet maintain the ability to provide immediate availability to retail customers, a key attribute within the promotional furniture segment of the furniture industry.

Product Development

AFM can re-engineer a new design, create a prototype and begin to solicit customer feedback within two weeks. AFM carefully controls its product line such that new styles typically replace older designs. As a result, AFM requires approximately 60 days to 90 days to wind-down a discontinued line and begin shipping truckload quantities of new designs to customers.

Manufacturing

AFM utilizes an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in each category of upholstery. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure. Prior to 2009, American Furniture utilized pre-assembled cut and sewn fabric kits for approximately 20% of its upholstered furniture. Theses fabric kits replace the cutting and sewing function in the manufacturing process. Over the last two years AFM has increased the use of these fabric kits and as of December 31, 2011. Management estimates that over 90% of the upholstered furniture that it manufactures uses the imported cut and sewn fabric kit. The use of these fabric kits reduces the labor component related to the cutting and sewing process in-house. Theses fabric kits are imported from Asia. American Furniture will eliminate its in-house frame cutting operations in 2012. The company is currently implementing this strategy and we expect that almost 100% of the frames for upholstered furniture will be cut by third parties by early to mid March 2012.

AFM currently delivers the majority of its products through a combination of its in-house trucking fleet and third-party freight service providers. Freight costs are generally paid by the customer, including fuel surcharges. AFM utilized third-party freight providers for approximately 70% of its customer shipments in 2011 and 2010 compared to approximately 50% or lower in prior years. We estimate that this saved approximately $1.0 million in 2010 and 2011 in overall freight costs when this strategy was first instituted. American Furniture will eliminate its in-house trucking operations in 2012. The company is currently implementing this strategy and we expect that almost 100% of deliveries will be sub-contracted by March 31, 2012.

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

AFM serves a diverse base of approximately 650 customers. Within its broader customer base, AFM specifically targets independent furniture retailers at the national, multi-regional and regional levels. AFM’s value proposition and the ability to ship any product within 48 hours, is highly valued by this segment of the marketplace that focuses broadly on demographic segments that demand immediate delivery of popular styles at competitive prices.

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

Recently, we have begun to see more competition in the motion product category from imported Asian product. These products typically offer customers better value in terms of construction and price when compared to our motion product. Our margin for motion product has typically been less than stationary.

Business Strategies

•

Increase profit with new and existing customers - While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels, including Rent-To-Own (“RTO”) and mass merchandisers. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ entire promotional product line. In order to focus additional attention to major customers and expand product–line sell-through to these customers, AFM added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers.

•

Product development - AFM’s merchandising strategy focuses on satisfying the changing needs of retailers and consumers in a manner that meets AFM’s production strategy. AFM’s management and sales staff monitor the furniture market to identify new trends and popular styles at higher price points. AFM subsequently ensures that it can cost effectively replicate a new style with standardized components and limited cover options, after which AFM will build a prototype to determine if the product can be reproduced at acceptable margin levels.

•

Pursue cost savings initiatives - Aggressively pursue expense reduction, cost cutting programs and cash preservation initiatives throughout all parts of its business. The 2012 goal is to reduce overhead by over $5.0 million.

•

Outsource trucking operations - During 2011 American Furniture utilized its in house trucking operations for approximately 50% of its deliveries. The 2012 goal is to outsource 100% of deliveries. This will reduce the fixed portion of the labor and equipment expense and will allow American Furniture the flexibility it needs in a changing marketplace and ultimately reduce costs.

•

Sub-contract frame shop - American Furniture is currently sub-contracting or sourcing 100% of its frame cutting. As of January 2, 2012, AFM sub-contracted the cutting of all hardwood frame parts which it had previously done in-house. All other wood frame components have been sourced from outside vendors since the company originated. This change in operation should produce substantial savings in reduced labor, workers compensation insurance and employee benefits as well as provide better quality frame parts at competitive prices.

•

Reduce the number of SKUs - American Furniture manufactures a limited number of SKUs in three categories: stationary, recliners and motion. The strategy has been to reduce the number of groups or styles in each category so that the combined active style SKU count does not exceed 500. This has been accomplished and further reductions will take place in 2012.

•

Revise kit purchasing - American Furniture, with the help of an outside consultant, has revised the manner in which it orders fabric kits to provide a more efficient flow of kits and reduce the possibility of obsolescence. A process has been developed taking into account rate of sale, sales order rate, customer projections, current inventory levels, delivery lead times and safety stock for each individual SKU. A review is completed no less than weekly by SKU and orders are placed accordingly. This process ties kit acquisition more closely to actual production needs and either increases or decreases the quantity of kits based on demand for the particular SKU.

•

Monetize excess stock - Over the last six months, American Furniture has aggressively moved to reduce any excess levels of finished goods and raw materials. This has been done through a series of product promotions that have been successful while not impairing the sales of the current product line. The company developed a new system to monitor each category on an ongoing basis to more quickly identify potential slow-down in specific SKU activity. This process has been integrated with the kit purchasing procedure mentioned above.

Customers

AFM serves a base of approximately 650 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2011, 2010 and 2009, AFM’s top 20 customers accounted for approximately 66%, 67% and 62%, respectively, of AFM’s total sales, with the top customer, Value City, accounting for approximately 11%, 23% and 24% of total sales in 2011, 2010 and 2009, respectively. Other than this customer, no single customer accounted for more than 8.0% of total sales in 2011, 2010 or 2009. JC Penney accounted for 10% of total sales in 2011. Sales to Value City, American Furniture’s largest customer, decreased approximately $20 million in 2011 as Value City restructured their core retail product offering and began sourcing product from a small lower cost manufacturer.

Sales and Marketing

AFM has a sales force consisting of independent, outside representatives that exclusively sell AFM’s products in an assigned geographic territory of up to six states. Sales representatives are compensated on a 100% commission basis. AFM maintains two permanent showrooms in High Point, NC and Tupelo, MS, host cities for furniture industry trade shows (High Point in April and October and Tupelo in January and August).

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

AFM had approximately $8.4 million and $6.1 million in firm backlog orders at December 31, 2011 and 2010, respectively.

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

Suppliers

AFM’s top supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mr. Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have long-term supply contracts with Independent or any other supplier. A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including lumber, plywood and polyfoam, are sourced locally with alternative suppliers available at competitive prices, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, chaises, ottomans, correlate chairs, accent tables and the majority of its fabric from China-based suppliers. The prices charged by manufacturers of products such as petro-chemicals and wire rod, which are the primary materials purchased by our suppliers of foam and drawn wire effect the ongoing cost of our raw materials. Raw material cost as a percentage of sales was approximately 69%, 62% and 59% in 2011, 2010 and 2009, respectively.

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

Employees

As of December 31, 2011, American Furniture employed 527 persons. Of these employees, 464 were in production, shipping and purchasing with the remainder serving in executive, administrative office and other capacities. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.

CamelBak

Overview

CamelBak, headquartered in Petaluma, California, is a diversified hydration and personal protection platform, offering products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational / military hydration packs, reusable water bottles, specialized military gloves and performance accessories. As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the #1 market share position in domestic recreational markets (80%-85%), per management estimates, for hands-free hydration packs and the #1 market share position for reusable water bottles in specialty channels (30%) per management estimates. CamelBak is also the hydration pack of choice for the warfighter, with an estimated 85% market share in post-issue hydration packs. Over its more than 20-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and warfighters. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.

For the full fiscal years ended December 31, 2011 and 2010, CamelBak had net sales of approximately $141.3 million and $122.2 million, and pro-forma operating income of $18.0 million and $13.4 million, respectively. CamelBak had total assets of $263.8 million, $78.3 million and $115.8 million at December 31, 2011, 2010 and 2009, respectively. Net sales from CamelBak (from acquisition date to December 31, 2011) represented 5.5% of our consolidated net sales.

History of CamelBak

Founded in 1989 and headquartered in Petaluma, California, the company initially gained a following among mountain bikers in the early 1990’s through its first product, the ThermoBak™. As the company grew among this base of users, its products continued to gain acceptance within other arenas where participants needed easy access to water to achieve optimal performance in their activity.

The hands-free feature of CamelBak’s products proved to be appealing to outdoor sports enthusiasts and critical to others, including the U.S. Military. After successfully developing the hands-free hydration category, the company in 2006, recruited new management, including industry veteran and Board member Sally McCoy in the role of CEO, and acquired Southwest Motorsports (since rebranded CamelBak Gloves). With a strong market presence in hydration packs, the management team focused on continued expansion into adjacent markets and developing and executing on a consistent strategy of innovation. Since this time, CamelBak has steadily grown sales and earnings and has enhanced its relationships with suppliers to strengthen its supply chain, reengineered its product distribution capabilities and tightly controlled operating expenses to match the needs of the business.

In 2006, CamelBak expanded its recreational business into the fast growing bottle category. The company’s initial launch of the innovative Better Bottle™ was followed by numerous successful bottle product introductions for everyday users, road cyclists, kids and recreational enthusiasts. CamelBak was first to market with an entirely BPA-free plastic bottle product line.

We purchased a majority interest in CamelBak on August 24, 2011.

Industry

Recreation Market - With over 100 million participants, the outdoor recreational activity market represents a large, attractive and stable group of consumers. CamelBak’s legacy products have historically been focused on a subset of this group, consisting of cyclists, mountain bikers and other passionate outdoor enthusiasts who tend to be loyal and consistent buyers of premium and performance-enhancing offerings. CamelBak’s core customers are typically outdoor enthusiasts who exhibit very high participation rates and frequent purchasing behavior. In addition to CamelBak’s legacy consumer group, the company has increasingly used its brand authenticity, credibility and broadening product portfolio to reach athletes in adjacent sporting activities.

Long-term growth in the hydration and personal protection industry is driven by a number of factors. Consumer recognition of personal hydration’s importance to health and well-being has been a growing and enduring trend, reflected by the proliferation of bottled water and functional beverages. The importance of water as a healthy choice has become even more prominent as a key component to healthy living. Further, people are increasingly aware of the effects of even minimal dehydration on multiple functions of the body, including brain function, digestion, metabolism and skin health. CamelBak’s products have proven their ability to provide greater hydration. An independent study conducted by Pepperdine University found that people utilizing CamelBak’s Bite Valve™ technology consume 24% more than those using single serving disposable bottled water or less innovative products. In addition, recently there has been a reduction in disposable bottled water consumption in the U.S., primarily as a result of price and the wide-spread awareness of the negative environmental impact of disposable water bottles. According to the Beverage Marketing Corporation, the economy was the primary cause of the decrease in U.S. disposable bottled water sales in 2008 and 2009. With respect to the environment, the disposable water bottle’s environmentally harmful lifecycle is generating significant backlash. The reliance on oil in the production and transportation of the bottles and the fact that 69% of bottles are not recycled is driving consumers to seek alternatives to disposable bottles. Further, there are a number of government mandates forcing the elimination of disposable bottles. Nationwide, local governments are enacting these curbs to combat the cost and waste of disposable bottles. In recent years, governments of all levels have received scrutiny for fiscal irresponsibility and a number of municipalities have launched initiatives focused on curbing disposable water bottles in their communities. In 2006, a San Francisco investigation revealed that the city spent over $500,000 per year on bottled water. This revelation triggered a nationwide analysis of government spending on bottled water with public funds.

U.S. Government & Military Market - The U.S. defense budget has increased dramatically in the last decade in response to terrorism attacks at home and increased state and non-state threats abroad. Since 1998, Department of Defense (“DoD”) spending has increased 100% primarily as a result of the two major wars in Iraq and Afghanistan. The 2011 DoD budget has been impacted somewhat by the recently passed Continuing Resolution, but remains the largest defense budget of all time with a total request of $708 billion, of which approximately $159 billion is set aside for overseas contingency operations (“OCO”) funding for the wars in Iraq and Afghanistan. By way of comparison, 2010’s budget was $691 billion, with a $528 billion base budget and the remaining $163 billion used for OCO. The 2011 budget maintained the Quadrennial Defense Review’s (“QDR”) clear focus on individual warfighters and equipping them for current combat and protecting them against future threats.

Recently, the DoD released its 2012 budget request which calls for an increase in base budget spending to $553 billion, with an additional $118 billion dedicated to OCO. The budget estimates released, forecast a modest 0.5% real growth rate for the base budget from 2010 – 2016 and lower planned OCO outlays in 2012 and beyond.

The military acquisition process has responded to the demands of modern warfare which require forces to be more agile and flexible than ever before. This trend has been highlighted by the increased use of multiple funding and procurement mechanisms such as Rapid Fielding Initiatives (“RFI”) and Joint Urgent Operational Needs Statement (“JUONS”). These programs provide funding for mission critical operational needs such as IED detection and defeat and lifesaving warfighter equipment purchases without the normal bid and proposal process that can take months and even years to get equipment in the hands of the end user. In addition to responsive procurement contracts such as the RFI, the military has continued a gradual decentralization of purchasing which allows decision makers closer to the front line to select what specific items need to be acquired for a unit. Unit and individual equipment purchases are made primarily through U.S. Government Services Administration (“GSA”) contracts or at military exchange and supply locations. Warfighters and their families frequently purchase supplemental gear that is superior to standard issue products. CamelBak is well positioned to benefit from continued decentralized purchasing.

Products and Services

CamelBak focuses on offering high quality, industry leading hydration and performance equipment.

The company’s products fall into four key categories:

Hydration Packs - CamelBak’s heritage and legacy is in hydration packs and the company maintains the broadest and deepest line of packs in the industry. CamelBak’s core hydration product consists primarily of an easily cleaned and filled polyurethane reservoir, a connecting tube and a self-sealing mouthpiece, or “bite-valve,” which facilitates simple and intuitive drinking. The CamelBak hydration system allows users to conveniently carry one to three liters of water, which can be easily accessed without interruption of the user’s task or activity. The system is most often sold as an integrated backpack or waist-pack, which is uniquely designed for a specific use, such as biking, running or military applications. Hydration packs represented 43.9% of CamelBak’s gross sales in the twelve months ended December 31, 2011.

Recreation Packs

Having created the hands-free hydration category, CamelBak continues to be the dominant market leader in the recreational sector since its inception. After starting with a mountain biking product, CamelBak developed a host of other types of biking hydration packs that are designed to match specific types of biking. The company sells classic cycling packs that are lightweight and streamlined. CamelBak also sells larger more durable packs designed for long off-road rides and a Downhill/Freeride line designed for specific types of mountain biking activities. By starting with a focused line and expanding it to cover many different types of biking activities, CamelBak has created the deepest, broadest line of hydration packs in the industry.

As CamelBak extended its packs to cover different biking niches, top athletes from other outdoor sports began to clamor for product. To meet this demand, the company has created lines that cater to the diverse set of outdoor athletes:

•	Hike / Alpine consists of lightweight packs with extra back panel padding and air flow for breathability

•	Ski / Snowboard has attachments for helmets, boards and shovels

•	Multi-sport are ultra-light and include wearable hydration units for use in almost any athletic activity

•	Run includes hip packs designed to hold as many as two water bottles in a remarkably stable set up

These customized solutions have all been developed with an eye towards enhancing the performance of each activity’s respective athletes. That customization is part of the innovative difference that allows CamelBak to differentiate itself in a competitive market.

Military Packs

CamelBak sells a wide selection of category leading military packs. Management estimates the company has in excess of 85% market share in post-issue military hydration packs. It is also one of only a few brands sold to U.S. Military personnel that is allowed to prominently display the brand name on the outside of the product. The packs include features such as easy armor integration and extreme durability appropriate for use in the harshest conditions.

Bottles - In 2006, CamelBak parlayed its credibility in hands-free hydration and expanded into bottles. The company introduced the Better Bottle™ which incorporated a number of features that quickly established it as a best-in-class hydration solution. These features include: (i) the patented spill-proof Bite Valve, (ii) the first insulated stainless steel water bottle and (iii) in 2008, the first all BPA-free line of plastic water bottles.

The success of the Better Bottle™ led the company to design a complete line of bottles that would mirror the pack line’s legacy of customization. CamelBak developed a line for children, which included bite valves that have to be removed from the inside of the bottle to prevent choking. The company also released the Podium® line, which includes features such as the patented Jet Valve™.

The company’s bottle offering has continued to evolve to meet the specific demands of consumers. These demands have included activity-based needs such as customized cycling bottles. They have also included health concerns, including the consumer backlash against BPA. CamelBak recognized this concern early and became the first to offer an entire line of BPA-free hard plastic bottles in May of 2008.

The company’s most recent innovation is the Groove™, which provides users the ability to filter water in any place at any time through its integrated straw assembly. Users simply fill the bottle with tap water, screw the cap on and start sipping. The integrated plant-based carbon filter reduces chlorine taste and odors found in tap water thus improving taste and eliminating the desire to purchase disposable bottles of water. Bottles represented 30.9% of CamelBak’s gross sales for the twelve months ended December 31, 2011.

Gloves - The evolution of CamelBak gloves parallels that of the pack business in the Government / Military channel. Initially created for pit crews in the auto racing market, members of elite squads who became aware of the product were impressed with its dexterity and durability. Following this unofficial endorsement, members of the U.S. Armed Forces began requesting CamelBak gloves. The gloves are highly-technical and difficult to produce, with some styles requiring 44 individual pieces for the assembly of the final product. Today, CamelBak gloves are exclusively a Government / Military product, as their technical characteristics exceed that which a non-military user would desire. Gloves represented 13.8% of the company’s gross sales for the twelve months ended December 31, 2011.

Accessories - CamelBak offers various accessories to complement its hydration systems. Accessories are available for each product line and include items that are made to enhance hydration performance and others for maintenance or replacement parts.

CamelBak’s goal is to reinvent the way that individual athletes, warfighters and every day users hydrate and perform. To that aim, the company has developed a number of products that help to further enhance the already innovative way that its products deliver water:

•	Elixir is a flavored electrolyte tablet that is designed to work in concert with CamelBak’s reservoirs. Elixir improves alertness and hydration.

•

Flow meter is an intelligent hydration gauge that monitors the amount of water consumed. This allows the user to keep better track of his or her water usage and stay optimally hydrated as well as understand what amount remains in the reservoir.

CamelBak products are known for their high quality and durability. The company provides products to help maintain this durability and offers replacement parts in the rare instance that the products cease to perform at the optimal levels:

•	Reservoir cleaning kits are designed to optimally clean the reservoirs that are inside of each pack. Properly cleaning and drying the reservoirs promotes longevity.

•

Replacement reservoirs are made for each pack. This ensures that in the rare case that a reservoir must be replaced, the athlete or warfighter does not need to replace the entire pack but can easily swap out the necessary components. Many users also like to have multiple reservoirs.

In addition to recreational accessories, the company offers a specialized line associated with its military products. These accessories help enhance the performance of military products by adding resistance to chemical and biological agents or allowing connection to standard issue gas masks. For example, the HydroLink allows warfighters to replace their bite valve with a connector, allowing them to hydrate while wearing their gas mask. Accessories accounted for 11.4% of CamelBak’s gross sales for the twelve months ended December 31, 2011.

Competitive Strengths

Leading Brand Recognition & Market Share - CamelBak believes it has a #1 market share in the following areas: (i) recreational hands- free hydration packs, (ii) reusable water bottles for specialty channels and (iii) post-issue hydration packs for the U.S. military. The company enjoys outstanding awareness and a reputation for superior performance with consumers, retailers and warfighters. For example, within the Armed Forces, CamelBak is one of only a few companies allowed to prominently display its brand name on active military products.

Preferred Partner - CamelBak is a preferred partner to leading retailers and the military. The company is a supplier to leading national specialty and sporting goods retailers, including REI, EMS, Dick’s Sporting Goods and The Sports Authority. In addition, CamelBak does business in over 400 military retail exchanges.

Business Strategies

Introducing Technically Superior Products in Core Categories - The company’s core categories include hydration packs, bottles and warfighter protection products, and CamelBak’s mission is to continuously reinvent the way people hydrate and perform. To meet this goal, the company will continue to create innovative, technical solutions that exceed the demands of its customers. The company’s product pipeline for its core customers remains robust.

Expanding Product Suite in Everyday Hydration to Reach New Customers and Channels - The CamelBak brand is synonymous with personal hydration, and this credibility grants the company permission to enter broader aspects of hydration. The company is committed to continuing to broaden its portfolio of personal hydration solutions to reach new customers, and, under the leadership of Ms. McCoy, has proven that it can extend its brand beyond hard-core athletes. For example, the company has successfully reached new consumers and channels through its water bottle product line, which offers the features desired by its core customer base of performance athletes to the everyday customer shopping at Target. As the company continues to expand its relevance to everyday users, its authenticity will allow the company to enter other areas such as purification and other products.

Broadening International Opportunities - Management believes there is significant potential to expand its international sales in the consumer market. Currently, CamelBak’s recreational business is sold through a network of approximately 55 foreign distributors. With improved distribution in the recreational market, the company would have a number of opportunities to expand throughout Europe, Asia and South America.

Penetrating Select Areas of Specialty Retail - The company aspires to build a product portfolio that shapes the way consumers and warfighters perform across all activities. To that aim, CamelBak has made significant strides introducing new products that target activities outside of its core biking and hiking audience. Past examples include multi-sport enthusiasts and runners. The company targeted the multi-sport category with highly- functional wearable hydration, which consists of a wearable shirt with built in hydration pack that allows enthusiasts to hydrate hands-free without a traditional pack.

The company keeps an open dialogue with the athletes it endorses and is thus able to gain real-time feedback on the products it produces. By learning the needs of these consumers and others, CamelBak is able to identify other areas to develop ground-breaking solutions. As CamelBak continues to innovate and create new products to serve the needs of more diverse consumers, it will further grow sales to these retailers. As a sports subculture brand, CamelBak is able to migrate to different activities without losing the authenticity and credibility it has developed as a leading product innovator. As examples, skiers and kayakers alike have adopted the brand as their own without even realizing that other sports enthusiasts have done the same.

Research and Development

CamelBak’s hydration products are among the most technically advanced and rigorously engineered in their markets. They are specifically designed to function and perform under diverse and extreme conditions. CamelBak’s research and development effort is at the core of its strategy of product innovation and market leadership. CamelBak’s products feature a combination of innovative design, high-quality materials, and superb functionality and performance elements and are recognized as being the leaders or among the leaders in all of the market segments in which they participate.

CamelBak has a robust core research and development team, which has collectively over 36 years of combined industry experience. In addition to the core engineering group, a large number of other CamelBak staff members, who also use the company’s products, contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet the company’s demanding standards of excellence as well as the constantly changing needs of end users.

CamelBak’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Research and development costs totaled $2.6 million and $2.2 million during the years 2011 and 2010, respectively.

Customers and Distribution channels

CamelBak offers a unique value proposition for its customers. As an innovative subculture sports brand, CamelBak has the authenticity and credibility to defend market share, command premium prices and leverage into new categories. The brand strength allows retailers to hold prices and thus protect margins. Further, the company’s “Got Your Bak” lifetime warranty speaks to the level of quality and customer service offered. The company’s products, which are sold domestically and internationally, are segmented into two major end markets: Recreational and Government / Military. CamelBak’s powerful product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. CamelBak’s top ten customers comprised approximately 31% of gross sales in the twelve-months ended December 31, 2011, with no single customer accounting for greater than 8% of gross sales.

Recreational Distribution - CamelBak markets its hydration and performance products to several channels in the recreational market. Management estimates that the company currently holds in excess of 85% of the market share of the hands-free hydration market. A share this large demonstrates the strength of the brand and the credibility that the products have with consumers. CamelBak invented the category in 1989 and although competitors have introduced a number of similar products, the company has held on to its base.

Recreational–Domestic Distribution: The Recreational–Domestic Division is focused on product distribution through a variety of retail accounts in the United States. Particular emphasis is placed on premium active lifestyle retailers across a broad spectrum of channels, including camping/outdoor, bike, natural foods, housewares, hunting/fishing, paddle sports and surf/skate.

The division manages approximately 2,500 retail customers with over 8,000 retail storefronts. Current distribution channels range from specialty bicycle, outdoor, paddle sports, hunting stores and catalogs to large outdoor and sporting goods chains that reach the broader market. Importantly, the company has selectively expanded and diversified its distribution channels over time. Today, notable customers include REI, Dick’s Sporting Goods, Target, Whole Foods Market, The Container Store and The Sports Authority.

The company’s entrance into the reusable bottle category in 2006 resulted in a notable broadening of distribution, as the company made the decision to strategically expand into new channels. While CamelBak maintains limited exposure to mass-merchant retailers, the company recently began selling its reusable bottle products to Target. The company felt it was important to reach an even broader consumer base to further its vision of “obsoleting” bottled water as the most common way to hydrate. The bottle business has also enabled CamelBak to achieve penetration in the college and corporate sponsorship markets.

Recreational–International Distribution: The Recreational–International division is focused on product distribution through outdoor, sporting goods and specialty retailers that are managed through local distributors focused on premier retail accounts. The company maintains an office in Europe to provide oversight of distributor performance, market intelligence and limited supplemental marketing support, including event staffing, trade show management, athlete sponsorships, public relations and market/product intelligence gathering. Order scheduling, fulfillment and logistics support for the company’s international operations are provided from CamelBak’s Petaluma headquarters.

Key international markets include the United Kingdom, Germany, France, Australia, Japan, Canada, Norway and Korea. As is the case in the United States, the CamelBak brand is widely recognized and respected by enthusiasts and maintains a dominant market share.

Military–Retail Exchange Distribution - Military retail exchanges, including the Army and Air Force Exchange Service (“AAFES”), the Navy Exchange Service Command (“NEXCOM”) and the Marine Corps Exchange (“MXC”), are essentially large retail chains serving the military community. Military personnel, veterans and their families are strongly incentivized to shop at exchanges given that the store markup is typically less than the off base markup from other retailers, exchanges do not charge sales tax and a portion of the exchanges’ earnings often go towards funding expenditures related to the military’s morale, welfare and recreation. Furthermore, the exchanges provide an added benefit to consumers, given the convenience they provide to troops deployed in nearby locations.

The military retail exchanges represent large distribution platforms extending across many different countries. CamelBak sells through approximately 400 locations. CamelBak pioneered the adoption of hands-free hydration systems by U.S. and foreign militaries and is today, we believe, the preferred brand of warfighters. As a result, CamelBak has dominant market share throughout the military retail channel. CamelBak is one of AAFES largest vendors and has a strong, long-term relationship with the retailer.

Government / Military Distribution - In the Government / Military division, CamelBak sells products and accessories related to both hydration and performance. CamelBak continues to expand its Government / Military market by increasing penetration into foreign governments and militaries. A key component of U.S. foreign policy is the replacement of some deployed troops with those of foreign militaries. CamelBak’s success in the U.S. Military carries tremendous credibility abroad, which has enabled the company to achieve meaningful adoption outside the U.S.

Domestic Government / Military Distribution - CamelBak sells its products through a range of domestic Government / Military channels:

•

GSA: The GSA provides a channel for all federal government agencies and government end-users to procure items easily. All products sold through the GSA must be pre-approved to get listed on GSA schedules. Once products are listed, thousands of Government / Military units and agencies purchase through this channel knowing that all pricing and legal obligations have already been negotiated and approved.

•

Direct Department of Defense Procurement: The U.S. Military will, from time to time, request for proposal a large amount of a given product. In addition, this request can oftentimes require that the product be manufactured with domestic content and other various specific rules. As it relates to CamelBak’s business, the company calls such direct contracts “DFAR” business. This is patterned after the Defense Federal Acquisition

Regulation (“DFAR”) set of rules used by the government. Selling through the direct government channel entails abiding by specific sourcing guidelines and responding to a solicitation. Typically, a branch of the military will identify a need, issue a solicitation and multiple parties will bid to win the contract. While these orders are intermittent and often large, CamelBak has developed a strong supply chain to deal with these types of orders.

•

International Government / Military Distribution - International Sales in the Government / Military is driven by ordinary replenishment and large solicitations that occur on an irregular basis to meet the equipment needs of each individual country. CamelBak has consistently participated in these solicitations with significant historical success.

CamelBak had approximately $29.4 million in firm backlog orders at December 31, 2011 CamelBak expects to fill all these orders in 2012.

Sales and Marketing

CamelBak approaches marketing from a unique point of view that is meant to inspire customers. CamelBak is engaged in small endorsement deals that provide gear to actual users as well as athletes who bike, climb and hike professionally as opposed to entering into large multi-year contracts. Second, the company’s marketing campaign uses photographs and videos shot from a user’s perspective. This photographic style encourages the consumers viewing the ad to imagine they are engaging in the activity shown. This experience serves to promote the inspirational nature of CamelBak’s brand by “liberating people to go further.”

Marketing - CamelBak uses a “two pronged” approach to marketing:

•

CamelBak has set out to aggressively pursue new users and expand its customer base while remaining true to its authentic, innovative ideals. Given the customization that has occurred across the company’s product lines, CamelBak created a unique, highly targeted marketing plan to acquire new users for specific products. In the case of Groove™, CamelBak set out to expand its customer base of 25-45 year old women. To that end, the company designed print and web ads with a message that appeals more directly to this group and placed these advertisements in the appropriate women’s lifestyle magazines. The company also has a strong presence on the internet and uses instructional videos and direct marketing through social media sites such as Facebook.

•

CamelBak also makes a point to continue cultivating the passionate consumer base that already admires and respects the company and its products. A recent example is the release of the new Antidote™ Reservoir. The company uses a unique marketing approach for different target users. Since these products are geared towards passionate outdoor athletes, CamelBak placed ads in forums including: (i) bicycling and mountain bike magazines, (ii) backpacking and hiking magazines and (iii) internet and social media sites that cater to active men and women.

Sales Organization - CamelBak’s in-house sales team consists of dedicated sales people and customer service employees. The sales organization is strategically aligned by product category/sales channel.

The sales managers split coverage for major national accounts with one team responsible for maintaining and growing sales to established channels and the other for business to larger national retailers and natural foods stores. With an average tenure of 4 years with the company, CamelBak’s sales team maintains enduring and entrenched relationships with each of its customers.

The Recreational–Domestic division manages customers through both an in- house sales management staff and a network of sales agencies consisting of a number of independent sales representatives. The Recreational– International division manages its international customers through local distributors focused on premier retail accounts. The company maintains an office in Europe with two employees to provide oversight.

Competition

CamelBak pioneered the hydration category with the introduction of the hydration pack more than 20 years ago. CamelBak’s brand admiration and customer loyalty, which are driven by its innovative products, have allowed the company to continuously defend its market position in packs. These traits also allowed the company to successfully enter the bottle category where it holds a leading market position.

A summary of CamelBak’s competitors in hydration packs, bottles and reservoirs is listed below:

Hydration Packs	Bottles	Reservoirs

Osprey	Nalgene	Platypus
The North Face	SIGG	Hydrapak
DaKine	Nathan Performance Gear	Source
Polar
Kleen Kanteen
Contigo

Across its military product set, CamelBak competes against a wide variety of industry players which include large prime and tier two defense companies, small and mid-sized companies specializing in warfighter equipage and companies focused predominantly on the consumer or materials market with a limited number of defense product offerings. CamelBak is recognized as a high-end supplier in each of its product categories (hydration and gloves). Management believes CamelBak is the leading supplier of post-issue hydration packs with over 85% of the market share and among the leading providers of specialized tactical gloves which are worn by some of the most elite users in the world.

Suppliers

CamelBak’s product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select sub-contractors and vendors. CamelBak operates a scalable, low-cost supply chain, sourcing materials and employing contract manufacturers from across the Asia-Pacific region, the U.S. and Puerto Rico. Once manufactured, products are shipped directly from overseas manufacturers to CamelBak’s distribution center in San Diego for receiving and stocking and thereafter distributed to retail locations or third-party distributors.

CamelBak has developed an efficient and low-cost supply chain. The company’s deep understanding of military procurement requirements has allowed it to build a flexible network of vendors to reliably meet large military orders on short notice and to shift orders to vendors to be compliant with military requirements for its products. While striving to maximize the profitability of its products, the company is also keenly aware of its corporate responsibility and, thus, holds itself and its vendors to the highest supply chain practices. As a result of the company’s dedication to superior supply chain and manufacturing practices, the U.S. Military’s GSA named CamelBak the “Green Contractor of the Year” in 2009 and MAS Contractor of the Year in 2011.

In recent years, the company has streamlined its operating expenses, tightening cost controls and maintaining a cost structure more in line with the size of its platform. Additionally, the company has driven cost improvements by negotiating prices with vendors using an “open book” policy, in which each vendor’s profit margins, labor rates and material costs are agreed to upfront. This allows the company’s operations group to negotiate reductions in component prices from raw material manufacturers resulting in cost savings that are passed through to CamelBak.

The company’s primary raw materials are fabric, resin, polyurethane film and various resins for which the company and/or its supplier partners receive multiple shipments per week. The company purchases its materials from a combination of domestic and foreign suppliers.

Intellectual Property

Hydration priorities include easy cleaning and filling, freshness and taste, durability, temperature, water purity, leak-proof products and sustainability, all of which improve a customer’s overall hydration experience or enable the customer to perform at high levels. As a reflection of this focus, CamelBak holds 35 active patents and 13 pending patent applications.

Regulatory Environment

Management is not aware of any existing, pending or contingent liabilities that could have a material adverse effect on the company’s business. The company is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.

Employees

As of December 31, 2011, CamelBak employed approximately 270 persons. None of CamelBak’s employees are subject to collective bargaining agreements. CamelBak’s relationship with its employees is good.

ERGObaby

Overview

ERGObaby, headquartered in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally in approximately 50 countries.

ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications, including Parenting Magazine, Pregnancy magazine and Wired magazine.

On November 18, 2011 ErgoBaby acquired Orbit Baby for approximately $17.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produces and markets a premium line of stroller travel systems, including car seats, strollers and bassinets that are interchangeable using a patented hub ring.

For the full fiscal years ended December 31, 2011, 2010 and 2009, ERGObaby had net sales of approximately $44.3 million, $34.5 million and $22.8 million, respectively and pro forma operating income (exclusive of one-time transaction related costs) totaling $8.4 million, $9.4 million and $6.5 million, respectively. ERGObaby had total assets of $96.0 million at December 31, 2011. ERGObaby’s net sales represented 5.7% of our consolidated net sales for the year ended December 31, 2011 and 1.8% of our consolidated net sales for the year ended December 31, 2010 (from acquisition date).

History of ERGObaby

ERGObaby was founded in 2003 by Karin Frost, who previously designed baby carriers following the birth of her son. In its second year of operations, ERGObaby sold 10,500 baby carriers. Within the first six years of operation, ERGObaby had sold over 850,000 baby carriers and in 2011 sold approximately 740,000 baby carriers. During that same time period ERGObaby was named to the “20 Best Products in the Last 20 Years” by Parenting Magazine (2007) and named as a “Must have Baby Item” on The View (2007).

As sales grew, the product line was expanded introducing the Organic, Designer, and Sport and Performance carriers in addition to 12 new accessory lines to accompany the carrier and enhance its capabilities. In 2007, ERGObaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany to better serve the European markets.

We purchased a majority interest in ERGObaby on September 16, 2011.

Industry

ERGObaby is part of the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents desire to purchase the best and safest products for their children. As a result, parents spend from $8,480 to $23,690 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child & annual income. On average, households spent from 12-25 percent of their before-tax income on a child, according to the USDA’s most recent report (May 2011). Similar spending patterns are seen in the UK: In contrast, new parents face outlay of £9,152 during the first 12 months of a child’s life and between the ages of one and four, a child costs an average of about £53,586 – that’s £13,396 a year. Similar spending patterns occur in the UK, where a 2012 study by LV determined that the cost of a child from years 1-4 is 56,562 pounds or 14,140 pounds per year. This total is 2.5% higher than 2011 totals.

According to a Mintel report published in March 2010, estimated 2010 retail dollars spent on baby durables reached approximately $10.3 billion in the U.S., up compared to approximately $9.5 billion in 2004, with a considerably larger market worldwide. The U.S. retail market is expected to continue its growth trajectory through 2014 with an anticipated market size of approximately $12.0 billion.

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

Wearable Carriers and Baby Wearing Trends - Within the broader market for infant and juvenile products, ERGObaby operates specifically within the market for child mobility and transport products. According to the Juvenile Products Manufacturers Association (“JPMA”), reported child mobility and transport manufacturer dollar sales, which includes sales of carriers, strollers, travel systems, and related products, totaled approximately $349.1 million in the U.S. in 2009. Penetration of baby carriers currently trails that of strollers, car seats, and other infant and juvenile products. JPMA manufacturer sales growth from 2008 to 2009 suggests that the soft carrier segment is growing more rapidly than other infant and juvenile product categories, with 7.8% unit growth and dollar growth. Comparatively, stroller shipments and convertible car seat shipments decreased 1.6% and 8.3%, respectively, over the same period

Management believes that continued growth within the market for wearable baby carriers is driven by several trends, including (i) lower relative penetration of baby carriers versus other infant and juvenile products; (ii) favorable demographics; (iii) increasing focus on the popularity of baby wearing; and (iv) convenience and mobility of wearable products.

Products and Services

ERGObaby

ERGObaby has two main product lines: baby carriers and accessories. ERGObaby’s baby carrier design supports a natural sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also balances the baby’s weight to parents’ hips and shoulders, and alleviates physical stress for the parent. The organic carrier line uses 100% organic cotton from India. Additional accessories are provided to complement the baby carriers.

Within the carrier category, ERGObaby sells five primary product lines: the Standard, Organic, Sport, Performance and Options carriers and; within each line, ERGObaby offers multiple style variations. Amongst the carrier category, Standard carriers represented 39% of 2011 carrier sales and Organic carriers represented 37%, with all other carriers representing approximately 24%. Carrier sales were approximately $37.8 million and $30.0 million in 2011 and 2010, respectively and represented approximately 87% of total sales in 2011 and 2010 (excluding Orbit Baby).

Within the accessories category, ERGObaby sells twelve primary product lines: back packs, bibs, changing pads, chest strap, doll carrier, front pouch, hood replacement, Infant Insert, papoose coat, teething pads, waist extension and a weather cover. Within each line, ERGObaby offers multiple style variations including color and organic/non-organic fabric. The Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2010 and 2011. Accessory sales were $6.5 million, $4.4 million and $2.6 million and represented 15%, 13% and 12% of total sales in 2011, 2010 and 2009, respectively.

ERGObaby’s core product offerings with average retail prices are summarized below:

•	4 styles of baby carriers — $115 — $135

•	1 style of organic carrier in 7 colors — $135 — $160

•	5 styles of Infant Inserts — $25 — $38

•	12 different accessory products — $10 — $64

Orbit Baby

The Orbit Infant System is a three-piece kit that includes a base, infant car seat, and stroller. Unlike traditional infant travel systems, the Orbit Infant System’s unique docking technology, (“SmartHub”), allows for easy interchange with Orbit Baby accessories, such as the bassinet and rocker, as well as future Orbit seats to create a multifaceted travel and comfort system.

The Orbit Baby stay-in-the-car infant seat base is touted as the easiest, quickest base to safely install. The base’s patent-pending StrongArm technology allows a secure installation in 60 seconds or less by simply clicking the LATCH connectors and turning the StrongArm knob to tighten the straps. Orbit Baby’s patent-pending SmartHub is the key to the system’s interconnectivity and lets you easily dock the Orbit infant car seat from almost any angle. This new ergonomic technology is kinder on your back while making boarding less stressful for your little passenger by avoiding unnecessary car seat jostling.

The Orbit Baby infant car seat is the common “plug-in” for the three-in-one infant system and can be moved nearly effortlessly from the base to the stroller. Thanks to the SmartHub technology, Orbit is the only infant car seat that ergonomically rotates for simple docking and undocking in both the car seat and stroller modes. For airplane and cab use, the infant car seat is also certified for use without the base. The Orbit Baby infant car seat meets all Federal Motor Vehicle Safety Standards and is rated to support a baby up to 22 pounds and 29 inches long.

The third member of the Orbit Baby Infant System is Orbit’s modern and lightweight stroller. As is the case with the Orbit base, SmartHub allows the infant car seat to dock to the stroller from any angle, and with 360 degree rotation baby can face rear, forward, or sideways to view the world from different perspectives. The Orbit Baby stroller also features a removable cargo pod that holds 6.75 gallons and is easier to reach than traditional stroller under seat storage compartments. Two drink holders, a safety lanyard, and telescoping height-adjustable handles round out the Orbit stroller’s sleek yet convenient offerings.

The Orbit Bassinet Cradle is an accessory which features a Bassinet that can be docked onto the included Rocker to create a modern cradle or onto the Orbit stroller. The Bassinet includes many of the advanced features of the other Orbit products, such as a reversible mattress perfect for any climate, exclusive paparazzi shield, and soft carrier handle.

The Orbit Rocker is another accessory that can easily dock the bassinet or any Orbit seat. The SmartHub rotation allows rocking from side-to-side or front-to-rear, and at a light 3.5 pounds and flat fold.

The Orbit Baby system won the 2007 iParenting Media Award for Best Product and has been recognized by a host of pregnancy and parenting magazines for its innovation and unique look.

Orbit Baby’s core product offerings with the average retail price are as follows:

•	Stroller - $750

•	Car seat - $360-$400

•	Bassinet / Cradle - $280

•	Accessories - $50-$180

Competitive Strengths

Superior Design Resulting in Improved Comfort for Both Parent and Child - The ERGObaby carrier’s flexible ergonomic design allows a parent to wear the child on the front, back, or hip, while ensuring a correct sitting position for the baby. The concept of baby wearing is increasing in popularity in the U.S., as parents recognize the benefits of the practice. Some child care experts encourage baby wearing as a means to strengthen the bond between parent and child, including allowing the parent to become more attuned to a child’s movements and needs. Consumers continually cite the comfort, superior design, and convenient “hands free” mobility the ERGObaby carrier offers as key purchasing criteria.

Baby Carriers Provide Less Expensive Alternative to Strollers - In times of economic softness, wearable baby carriers provide parents a less expensive alternative to strollers, while providing similar functionality. However, many parents purchase more than one form of transport for their infants and children, utilizing wearable carriers in addition to strollers and hand carriers.

Orbit Baby Infant System Technology - The Orbit Baby Infant System is a three-piece kit that includes a base, infant car seat, and stroller. Unlike traditional infant travel systems, the Orbit Infant System’s unique docking technology, (“SmartHub”), allows for easy interchange with Orbit Baby accessories, such as the bassinet and rocker, as well as future Orbit seats to create a multifaceted travel and comfort system for your growing child. The Orbit Baby Infant System features thoughtful, impressive engineering, designed for making the life as a new parent easier.

Business Strategy

Increase Penetration of Current U.S. Distribution Channels - ERGObaby continues to benefit from steady expansion of the market for wearable baby carriers and related accessories in the U.S. and internationally. Going forward, ERGObaby will continue to leverage and expand the awareness of its outstanding brands (both ERGObaby and Orbit Baby) in order to capture additional market share in the U.S., as parents increasingly recognize the enhanced mobility, convenience, and the ability to remain close to the child that ERGObaby carriers enable. The company currently markets its products to consumers in the U.S. through brick-and-mortar retailers, including specialty boutiques; online web shops; and directly through its website. Management has developed a targeted strategy to increase its penetration of these currently underpenetrated distribution channels that includes: (i) the addition of new sales representatives; (ii) implementation of new sales and marketing programs; and (iii) a redesign of the company’s website.

Cultivate Attractive New Distribution Channels - In addition to its existing retail customer base, comprised primarily of small specialty retail stores and boutiques, there are numerous other retail channels that offer tremendous growth opportunities for both ERGObaby and Orbit Baby products. Specifically, management recently began targeting several types of retailers as the company continues its growth trajectory, including (i) multi-store maternity and infant and juvenile products chains; (ii) outdoor and sporting goods retailers; (iii) organic and natural specialty retailers; (iv) department stores; and (v) mass retailers.

International Market Expansion - Testimony to the global strength of its lifestyle brand, ERGObaby derives nearly 64% of its sales from international markets. Similar to the U.S., ERGObaby can continue to leverage its brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for the company’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

New Product Development - Management believes ERGObaby has an opportunity to leverage its unique, authentic lifestyle brand and expand its product line. Since its founding in 2003, the company has successfully introduced new products to maintain innovation, uniqueness, and freshness within its product line. Specifically, with 26 SKUs added in 2007, 14 SKUs added in 2009, 22 new SKUs added in 2010 and 23 new SKU’s added in 2011. These product introductions include both evolutionary product introductions, such as new colors and patterns for the company’s current carriers and associated products, as well as entirely new product categories. Major recent new product introductions include the 2007 introduction of the organic carrier and the 2009 introduction of the ERGObaby sport carrier, which incorporated a lighter-weight fabric and additional ventilation. In 2010, the company unveiled the ERGObaby infant insert Heart2Heart, which modifies the ERGObaby carrier to provide additional support for a baby’s developing spine. Additionally, in 2010, ERGObaby launched the Performance carrier and the Option carrier, the latter which allows the consumer to customize the look of the carrier with optional colored fabrics and designs. In 2011, ERGObaby launched the Daypack which is a hybrid of a Backpack and Diaper Bag that snaps around the ERGObaby Carrier straps to provide a comfortable, hands-free way to tote the day’s supplies in addition to all of your baby essentials.

Orbit Baby was founded in 2004 using its original design of the Orbit Infant System which is a three-piece kit that includes a base, infant car seat, and stroller, using the unique docking technology, (“SmartHub”). Since then, management has successfully introduced the Orbit Bassinet Cradle, and various accessories that has increased its versatility and kept them trend forward. In 2012, Orbit Baby is launching a new Toddler Car Seat as well as a Double Stroller, both developed using the “SmartHub” technology and is interchangeable with existing product lines.

Customers

ERGObaby primarily sells its products through brick-and-mortar retailers, online retailers and distributors and derives approximately 64% of its sales from outside of the U.S. Within the U.S., ERGObaby sells its products through over 900 brick-and-mortar retail customers and small infant and juvenile products chains, representing over 2,000 retail doors. ERGObaby products are sold through its German based subsidiary, ERGObaby Europe, which services brick-and-mortar retailers and online retailers as well as services a network of distributors located in Austria, Finland, Russia, Switzerland, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, France, Turkey and the Ukraine. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.

Orbit Baby also primarily sells its products through brick-and- mortar retailers, online retailers and distributors and derives approximately 34% of its sales from outside of the U.S. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.

Sales & Marketing

Within the U.S., ERGObaby and Orbit Baby directly employ sales professionals and there are no directly employed sales reps; ERGObaby and Orbit Baby utilize independent sales representatives assigned to differing U.S. territories managed by in-house sales professionals. Independent salespeople in the U.S. are paid on a commission basis based on customer type and sales territory.

In Europe, ERGObaby directly employs its salespeople. In Europe, salespeople are paid a base salary and a commission on their sales, which is standard in that territory. ERGObaby Europe handles all ERGObaby distributor orders within the European countries including Russia and Ukraine; all other orders are handled through ERGObaby’s U.S. headquarters.

Orbit Baby handles all their International Distributor Orders out of their U.S. office.

ERGObaby and Orbit Baby have begun implementing a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) online marketing efforts, including online advertisement, search engine optimization and social networking efforts; (iii) increasing tradeshow attendance; and (iv) increasing promotional activities.

ERGObaby had approximately $7.6 million and $3.5 million in firm backlog orders at December 31, 2010 and 2011, respectively. Orbit Baby had approximately $52,000 in firm backlog orders at December 31, 2011

Competition

The infant and juvenile products market is fragmented, with a few larger manufacturers and marketers with portfolios of brands and a multitude of smaller, private companies with relatively targeted product offerings.

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

Orbit Baby principally competes with the following premium brand stroller manufacturers:

•	Chicco

•	Bugabo

•	Maclaren

•	Baby Trend

•	Stokke

•	Quinny Baby

•	UPPAbaby

Suppliers

ERGObaby exclusively sources its products from China and India. Since 2004, ERGObaby has utilized a contract manufacturer in China to manufacture the majority of ERGObaby’s non-organic carriers and accessories, which accounted for approximately 43% of ERGObaby’s purchases in 2011. ERGObaby partnered with a family-owned manufacturer located in India in 2009 which manufactures ERGObaby’s organic carriers and accessories, which represented approximately 57% of ERGObaby’s purchases in 2011. Management believes that this manufacturer has significant additional capacity to accommodate ERGObaby’s projected growth in the organic and non-organic categories. Furthermore, management is working on sourcing additional capacity from a supplier located in Vietnam and expects the qualification process to be complete in 2012.

Intellectual Property

ERGObaby maintains a utility patent on its standard carrier, which was filed in 2003 and issued January 29, 2009. Notwithstanding this patent, ERGObaby primarily depends on brand name recognition and premium product offering to differentiate itself from competition. Orbit Baby maintains three utility patents for its SmartHub technology.

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

Employees

As of December 31, 2011 ERGObaby employed 74 persons in 6 locations. None of ERGObaby’s employees are subject to collective bargaining agreements. We believe that ERGObaby’s relationship with its employees is good.

Fox

Overview

Fox, headquartered in Scotts Valley, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products and components for mountain bikes, snowmobiles, motorcycles, all-terrain vehicles (“ATVs”), and other off-road vehicles.

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

Fox sells to over 160 OEM and approximately 7,600 Aftermarket customers across its market segments. In each of the years 2011, 2010 and 2009, approximately 80%, 78% and 76% of net sales were to OEM customers with the remaining sales to Aftermarket customers. Fox’s senior management, collectively, has approximately 100 years of experience in the suspension design and manufacturing industry and other closely related industries.

For the full fiscal years ended December 31, 2011, 2010 and 2009, Fox had net sales of approximately $197.7 million, $171.0 million, and $121.5 million and operating income of $22.6 million, $19.6 million and $10.7 million, respectively. Fox had total assets of $130.0 million, $130.8 million and $120.3 million at December 31, 2011, 2010 and 2009. Fox’s net sales represented 25.4%, 25.7%, and 24.1% of our consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Industry

Fox provides suspension products for mountain biking and powered vehicles, such as, snowmobiles, all-terrain/utility vehicles, motorcycling/motocross and off-road/specialty vehicles. Over the last three fiscal years mountain biking has represented approximately 69%, 75% and 80%, of Fox’s gross sales and powered vehicles have represented the remainder of gross sales.

Mountain Biking - In 2011, the North American bike market generated over $6.0 billion of sales according to the National Bicycle Dealers Association. Mountain bike related sales accounted for approximately 22% of this total according to U.S. Department of Commerce statistics, Gluskin Townley Estimates. These sales were primarily conducted through three channels: mass merchants, chain sporting goods and Independent Bike Dealers (IBDs). These channels are differentiated by the price, quality and selection of the mountain bikes they offer, with the IBD segment consisting of premium priced and highly technical performance bikes.

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

Snowmobiles - In 2011, management estimates that the North American market for new snowmobiles was $1.1 billion. Snowmobiling can be segmented into the following categories: performance/crossover snowmobiles used for a variety of activities including racing; touring/utility snowmobiles that are more comfortable and often seat two people; mountain snowmobiles that are performance-oriented, focusing on vertical geography; trail snowmobiles that are primarily used for riding groomed and un-groomed trails; and youth snowmobiles. Fox provides suspension products in each of these categories.

As a way to stimulate demand for new snowmobiles and entice customers to purchase more premium priced snowmobiles, OEMs will select Fox shocks. Additionally, OEMs offer the Fox’s shock absorbers as upgrades on less expensive models. Aftermarket customers will select Fox components for increased performance characteristics.

All-Terrain Vehicles - In 2011 the North American ATV market was $2.8 billion according to management’s estimates. The market for all-terrain vehicles (ATVs) and utility vehicles can be divided into four segments: Recreation/Utility ATVs that are primarily used for trail riding, hunting and farming; Sport ATVs that are high performance, two-wheel drive machines used for racing and aggressive trail riding; Youth ATVs; and Side-by-Side ATVs. Fox develops and sells shocks into the performance and racing sport, youth and side-by-side sub-segments of the ATV market.

Similar to the snowmobile industry, OEMs will stimulate demand for new ATVs and entice customers to purchase more premium priced ATVs by selecting Fox’s shocks for their premium models. Additionally, OEMs offer the company’s shock absorbers as upgrades on less expensive models. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.

Motorcycles/Motocross - In 2011, the North American sales of motorcycles was $4.6 billion according to management estimates. The motorcycle market consists of all classes of on-road and off-road motorcycles. There are three main categories: On-highway motorcycles that are primarily used on paved roads; Dual motorcycles that are used for both on and off-road activities; and Off-highway motorcycles that are only certified for off-road use. The Off-road category is further segmented into motocross, off-road which includes youth motocross and youth off-road. Currently, OEM needs for suspension products are largely filled by captive suppliers in this category. As such, Fox has focused on the Aftermarket performance racing segments. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.

Off-Road Vehicles - In 2011, the North American retail sales of specialty automotive products were $28.6 billion according to the Specialty Equipment Market Association. Of that, $9.9 billion came from suspension and handling equipment. Off-road vehicles can be divided into five segments: off-road trucks, buggies, sand buggies, rock crawlers and lifted trucks. Consumers in the truck, buggy, sand buggy and rock crawler categories range from serious racers and enthusiasts to individuals involved primarily in recreational activities. The lifted truck segment, which consists of vehicles that in many cases never leave the highway, is divided generally by price point. Fox’s products target the high-end price point for each of these five segments. Off-road vehicles are generally customized vehicles with Aftermarket components unlike OEM vehicles although some OEM manufacturers are offering limited edition vehicles. Fox primarily sells to Aftermarket consumers seeking increased performance characteristics but has begun some limited sales to OEM manufacturers. FOX also provides suspension to the U.S. Government either directly or through tier one manufacturers.

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

Competitive Strengths

Proprietary Engineering Expertise - Fox maintains a broad base of technical innovation and design that has been developed over the past 37 years. Fox’s technical expertise enables the development and production of some of the most advanced suspension products available in the market. With its history of innovation and design, Fox has created a deep portfolio of key intellectual property related to suspension technology and applications.

Highly Recognizable Brand - Driven by a long history of innovation, Fox has created a highly respected and well-known brand for advanced suspension products. A product branded with the FOX logo represents the highest level of technical performance for enthusiasts and professionals who require suspension systems capable of handling demanding conditions. The FOX logo is prominently displayed on all of Fox’s products and provides a halo effect for complementary products.

Strong Blue-Chip Customer Relationships - Given the long history of performance for Fox’s suspension products, OEM customers seeking the highest level of quality and technical features for suspension have developed strong long-term relationships with the company.

Business Strategies

Expand Revenues from Powered Vehicles Business - Fox’s focus on developing premier suspension technologies continues to create complementary opportunities across this segment. For example, Fox currently supplies shocks to Ford’s Special Vehicle Division specifically for its F-150 SVT Raptor Off-Road Truck.

Continue to Expand Aftermarket Sales - The sale of Aftermarket parts typically carries higher gross margins than a similar OEM sale. Fox is further investing in its Aftermarket sales infrastructure to foster sales growth in 2011 and beyond. One of the simplest and most effective ways for customers to improve their performance is the purchase and installation of an aftermarket Fox suspension product when compared to the expense of purchasing an entirely new platform.

International Growth - Due to the successful efforts of Fox’s operations teams, distribution to foreign OEMs and distributors is well-established. By selectively increasing infrastructure and honing its focus on identified opportunities, Fox plans to continue its international sales growth. Further, management plans include investigation of other international market opportunities, such as Asian and South American markets. International sales aggregated $129.9 million, $113.6 million and $84.0 million in fiscal 2011, 2010 and 2009, respectively.

Pursue New Market Trends and Opportunities - New trends in action sports can lead to significant market opportunities. Fox’s close association with racing and its professionals allows it to see new trends as they emerge. Depending on the trend, Fox will develop new products that address these needs.

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

Fox has a robust core research and development team, which has a significant amount of industry experience. In addition to the core engineering group, a large number of other Fox staff members, who also use the company’s products, contribute to the research and development effort at various stages. This may take the form of initial brainstorming sessions or ride testing products in development. Product development also includes collaborating with customers, field testing by sponsored race teams and working with grass roots riders. This feedback helps ensure products will meet the company’s demanding standards of excellence as well as the constantly changing needs of professional and recreational end users.

Fox’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests. Research and development costs totaled $5.1 million, $4.2 million and $3.0 million in each of the years 2011, 2010 and 2009, respectively.

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

Fox sells to over 160 OEM customers and approximately 7,000 Aftermarket customers across its market segments. One customer accounted for approximately 8.1%, 11.0% and 10.8% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Fox’s top 10 customers accounted for approximately 51.6%, 53.2% and 50.0% of net sales in 2011, 2010 and 2009. International sales totaled $129.9 million, $113.6 million and $84.0 million in each of the years 2011, 2010 and 2009, respectively. Sales to Taiwan totaled $53.3 million, $49.5 million and $35.6 million in 2011, 2010 and 2009, respectively. Sales to Germany totaled $27.6 million, $24.0 million and $19.2 million in 2011, 2010 and 2009, respectively. Sales attributable to countries outside the United States are based on shipment location. The international sales amounts provided do not necessarily reflect the end customer location as many of our products are assembled at international locations with the ultimate customer located in the United States.

Sales and Marketing

Fox employs a number of dedicated sales professionals. Each sales person is fully dedicated to servicing either OEM or Aftermarket customers ensuring that Fox’s customers receive only the most capable person to address their unique needs. Fox strongly believes that providing the best service to its end customers is essential in maintaining its reputational excellence in the marketplace. The sales force receives training on the latest Fox products and technologies in addition to attending trade shows to increase its market knowledge.

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

Fox had approximately $37.0 million and $34.7 million in firm backlog orders at December 31, 2011 and 2010, respectively.

Competition

Competition in the high-end performance segment of the suspension market revolves around technical features, performance and durability, customer service, price and reliable order execution. While price is a factor in all purchasing decisions, we believe customers consider Fox’s products to be an outstanding value proposition given their significant performance and other attributes.

Fox competes with several large suspension providers as well as numerous small manufacturers who provide branded and unbranded products. These competitors can be segmented into the following categories:

Mountain Biking - Fox competes with several companies that manufacture front and rear mountain bike suspension products. Management believes these include RockShox (a subsidiary of SRAM Corporation), Tenneco Marzocchi S.r.l. (a subsidiary of Tenneco Inc.), Manitou (a subsidiary of HB Performance Systems), SR Suntour and DT Swiss (a subsidiary of Vereinigte Drahtwerke AG).

Snowmobiles - Within the snowmobile market, Management believes its main competitor is KYB (Kayaba Industry Co., Ltd.). Other suppliers include Öhlins Racing AB, Walker Evans Racing, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.

All-Terrain Vehicles - A large percentage of the shocks supplied to OEM ATV manufacturers are the result of either long-term supplier relationships or captive business units associated with a specific OEM. Alternatively, ATV manufacturers source suspensions from a variety of suspension manufacturers depending on the final application and performance requirements.

Fox’s management believes its primary competitor outside of captive OEM suppliers is ZF Sachs (ZF Friedrichshafen AG). Aftermarket shocks are available from large OEMs plus a number of primarily Aftermarket suppliers including Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.

Off-Road Vehicles - Within the off-road vehicle category, Fox competes with both branded and unbranded competitors. The two largest competitors to Fox in management’s opinion are ThyssenKrupp Bilstein Suspension GmbH (“Bilstein”) and King Shock Technology, Inc. (“King Shock”). Other competitors include Sway-A-Way, Pro Comp Suspension, Edelbrock Corporation and Walker Evans Racing.

Suppliers

Fox works closely with its supply base, and depends upon certain suppliers to provide raw inputs, such as forgings and castings and molded polymers that have been optimized for weight, structural integrity, wear and cost. Fox typically has no firm contractual sourcing agreements with these suppliers other than purchase orders.

Depending on component requirements, raw material inputs go through a combination of machining processes including computer numeric control machines, drill stations and lathes. Fox utilizes manufacturing models and workflow analysis tools to minimize bottlenecks and maximize capital asset utilization. After initial machining, components are then outsourced to specialized manufacturers for plating, grinding, anodizing and honing.

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

Fox’s in-house intellectual property department and in-house counsel diligently protect its new technologies with patents and trademarks and vigorously defend against patent infringement lawsuits. Fox currently owns 28 patents on proprietary technologies for shock absorbers and front fork suspension products and has an additional 68 patent pending applications at the U.S. and European Patent Offices. Fox’s patent portfolio makes it an impediment to competitors to introduce products with comparable features.

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

Employees

As of December 31, 2011, Fox employed approximately 463 persons. None of Fox’s employees are subject to collective bargaining agreements. We believe that Fox’s relationship with its employees is good.

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

We believe HALO is the largest promotional products business in the customized, drop ship sub-sector of the highly fragmented domestic promotional products market which management estimated to be $16.6 billion in 2010. We believe HALO’s size and scale enables specialization and efficiency in back office functions that cannot be replicated by smaller, independent operators. This scale generates purchasing power with vendors and allows HALO to consolidate purchases across its client base to achieve improved product pricing.

For the fiscal years ended December 31, 2011, 2010, and 2009, HALO had net sales of approximately $170.9 million, $159.9 million and $139.3 million and operating income of $9.0 million $4.9 million and $2.8 million in fiscal 2011, 2010 and 2009, respectively. HALO had total assets of $112.0 million, $110.1 million and $107.6 million at December 31, 2011, 2010 and 2009, respectively. Net sales from HALO represented 22.0%, 24.1% and 27.7% of our total consolidated net sales for fiscal 2011, 2010 and 2009, respectively.

History of HALO

HALO was founded in 1952 under its predecessor Lee Wayne Corporation. Lee Wayne Corporation was acquired in the early 1990s by HA-LO Industries, Inc., a provider of advertising and marketing services. In 2004, HALO formed to acquire the domestic promotional product assets of HA-LO Industries, Inc. and was renamed HALO Branded Solutions, Inc.

HALO acquired (i) Tasco, a promotional products distributor in 2007, (ii) Goldman Promotions, a promotional products distributor in April 2009, (iii) the promotional products distributor division of Eskco, Inc in November 2009, (iv) the promotional products distributor Ad-Nov in March 2010, (v) the promotional products distributor Relay Gear in March 2011 and (vi) the promotional products distributer Logos Your Way in October 2011.

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

•

Industry Leading, Scalable Back Office Infrastructure - HALO’s management team believes that an important factor in attracting and retaining high quality account executives is providing an efficient and effective order processing and administrative system. HALO’s customer service organization provides critical support functions for its sales force including order entry, product sourcing, order tracking, vendor payment, customer billing and collections. HALO’s scale in the industry has allowed it to make information technology and personnel investments to create a sophisticated infrastructure that management believes differentiates it from many smaller industry participants.

•

Diverse Customer Base Characterized by Long-Standing Relationships - HALO’s revenue base possesses little customer, end market or geographic concentration. It currently does business with over 40,000 customers in various end markets. For the fiscal years ended December 31, 2011, 2010 and 2009, HALO’s top ten customers represented less than 20% of its revenues. In fiscal 2011 Halo’s top ten customers represented approximately 12% of its revenues. HALO’s team of account executives are often deeply involved in their local communities and possess deep and long standing relationships with customers of all sizes.

•

Extensive Relationships with a Broad Base of Suppliers - HALO’s management believes its relationships with a wide range of suppliers of promotional products allows HALO to offer its end customers the most complete line of items in the industry.

•	E-commerce

HALO launched its e-commerce initiative in 2011 with the intent of building its online brand, increasing sales and driving new leads to its existing account executives (“AEs”). Having made the necessary investments in staffing, website design and marketing to grow its e-commerce platform, management believes this initiative will increase revenue and prevent competitors from capturing market share by arming its AE’s with more weapons. In addition, the e-commerce platform will allow HALO to improve its operational efficiency through facilitating the end customers’ ability to place repeat orders and providing easy ordering access for end customers who know what they want without the help of an AE. Both improvements will afford AEs more time to increase sales and subsequently, generate incremental earnings for the Company.

HALO’s e-commerce initiative also will allow it to better segment the market. The company can leverage the collective knowledge of its AEs in order to create relevant and information-rich sites that are tailored to potential purchasers in specific industries. As a result, HALO will recognize opportunistic industries and better identify buyer demographics, product mix and margins to make its AE’s more productive. This will further simplify the development of the Company’s business plan and differentiate HALO from its online competitors.

Business Strategies

•

Attract and Retain Account Executives - As HALO’s infrastructure is relatively fixed, it derives significant incremental contribution from the addition of account executives. Further, HALO’s management believes it has developed a combination of service and compensation that allows it to offer account executives a value proposition superior to those offered by its competitors.

•

Optimize the Productivity of Account Executives - The management team of HALO continuously strives to increase the productivity of its account executives. HALO routinely provides its account executives with marketing support tools and training. In addition, for larger accounts, HALO works with account executives to develop proprietary solutions that allow customers to better measure and track their programs, thereby increasing their loyalty.

•

Selectively Acquire and Integrate - HALO’s management believes that HALO is well positioned to take advantage of the industry’s fragmentation and economies of scale. In the past, HALO has achieved significant synergies by acquiring and integrating other distributors. Recognizing this opportunity, HALO’s management team is constantly evaluating potential acquisition opportunities. We believe that current economic conditions may enhance our opportunities to make desirable acquisitions.

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

HALO historically recognizes approximately 45% of its net sales and substantially all of its operating income in the months September through December due to calendar sales and corporate demand during the holiday season.

The following represents product category sales as a percent of gross sales by product in fiscal 2011, 2010 and 2009:

Product category	% of sales 2011	% of sales 2010	% of sales 2009

Apparel	28.0%	19.5%	19.9%
Office accessories	8.0%	12.0%	15.1%
Bags	6.0%	11.0%	14.1%
Writing instruments	7.0%	11.0%	13.8%
Calendars	9.0%	11.9%	11.6%
Jewelry/awards	3.0%	1.0%	5.0%
Drink ware	6.0%	5.0%	4.0%
Other	33.0%	28.6%	16.5%

	100.0%	100.0%	100.0%

Substantially all revenue is derived from sales within the United States.

HALO had approximately $16.1 million and $14.4 million in firm backlog orders at December 31, 2011 and 2010, respectively.

Competition

We believe HALO is the largest drop ship promotional products distributor in the U.S. Management believes the promotional products distribution industry is fragmented, with over 22,000 distributors in the United States, the considerable majority of which are small firms with one to five account executives, generating sales of under $2.5 million. Industry players can be segmented into the following categories, or a combination thereof:

•

Full Service - Companies that provide a wide array of services to a range of customers, including multinational clients. Full service offerings include both the drop shipment and fulfillment business models. HALO is a full service distributor.

•

Inventory Based - Distributors that provide inventory programs for large corporations. Inventory based providers are generally capital intensive, often requiring a large investment to maintain a broad inventory of SKUs.

•

Franchisers - Distributors that process and finance orders for a franchise fee. Franchisers do not offer back office support and typically attract distributors with lower credit profiles and those with available time to perform customer service functions.

•

Consumer Products Manufacturers - Some customer product manufacturers provide promotional products. Consumer product manufacturers, for whom promotional products is a non-core business, do not customarily invest in the necessary infrastructure to meet the support needs of industry sales professionals.

Competition in the promotional product industry revolves around product assortment, price, customer service and reliable order execution. In addition, given the intimate relationships account executives enjoy with their customers, industry participants also compete to retain and recruit top earners who possess a meaningful existing book of business.

Suppliers

HALO purchases products and services from over 4,000 companies. One supplier accounted for approximately 6% of purchases in the year ended December 31, 2011. If circumstances required us to replace this supplier we believe we could do so with minimal interruption in our product flow and at a negligible incremental cost.

Employees

As of December 31, 2011, HALO employed approximately 503 full-time employees and approximately 669 independent sales representatives. None of HALO’s employees are subject to collective bargaining agreements. We believe that HALO’s relationship with its employees is good.

Liberty Safe

Overview

Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer and marketer of home, gun and office safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe has the largest independent dealer network in the industry.

Approximately 60% of Liberty Safe’s sales are Non-Dealer sales and 40% are Dealer sales.

For the full fiscal years ended December 31, 2011, 2010 and 2009, Liberty Safe had net sales of approximately $82.2 million, $64.9 million and $73.8 million, respectively, and pro-forma operating income of $4.3 million, $2.8 million and $5.9 million, respectively. Liberty Safe had total assets of $85.5 million at December 31, 2011. Net sales from Liberty Safe represented 10.6% and 7.4% our consolidated net sales for the year ended December 31, 2011 and 2010 (from acquisition date), respectively.

History of Liberty Safe

The Liberty Safe brand and its leading market share has been built over a 23 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.

Liberty Safe started operations in 1988 and throughout 1991 and 1992, increased its distribution capabilities, establishing a regional sales force model to better serve the Dealer channel. This expanded sales coverage gave Liberty Safe the needed organizational structure to provide ready support and products nationwide, helping to establish its reputation for service to its customers. On the strength of its growing reputation and national sales presence, Liberty Safe achieved the status of the #1 selling safe company in America in 1994, according to Sargent and Greenleaf data, the major lock supplier to the industry, a position that it has maintained to this day. In 2001, Liberty Safe opened its current 204,000 square foot state-of-the-art facility in Payson, UT and consolidated all of its manufacturing and distribution operations to a centralized location. As the only facility in the industry utilizing significant automation and a streamlined roll-form manufacturing process, it represented a significant step forward when compared to the production capabilities of its competitors. Incremental investments following the consolidation have solidified Liberty Safe’s position as the pre-eminent low-cost and most efficient domestic manufacturer.

Beginning in 2007, Liberty Safe reorganized its manufacturing process, retooled its product line for increased standardization throughout the production process and realigned employee incentives to increase labor efficiency. These improvements enabled Liberty Safe to shift from build-to-stock production to build-to-order with shorter lead time requirements, greater labor efficiency and reduced working capital.

During 2011 Liberty Safe constructed a new production line that will allow Liberty to build entry level safe products in- house. This product is currently sourced from an Asian manufacturer. The production line began operations in February 2012 and Liberty will manufacture two different models of safes on this line which translates into five new SKUs. Liberty invested approximately $9.0 million to build the line. This investment in production capacity now makes Liberty Safe the largest manufacturer of home, office and gun safes in the world. This added investment in capacity in the U.S. will allow Liberty Safe to provide shorter lead times and competitive pricing to its North American customer base. This will allow Liberty safe to capture additional market share, growing its revenue base and adding more margin dollars to the bottom line. In addition, Liberty Safe will be able to reduce its investment in inventory by no longer having to rely upon long lead times and the inaccuracies of forecasting.

We purchased a majority interest in Liberty Safe on March 31, 2010.

Industry

Liberty Safe competes in the broadly defined North American safe industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. According to Global Industry Analysts, (“GIA”) March 2008 report, the global safe industry was estimated to be approximately $2.9 billion of wholesale sales in 2008, and grew consistently at an estimated CAGR of 4.3% from 2000 to 2009. Consistent growth has been one of the defining characteristics of this industry, and GIA anticipates it will continue at a rate of 4.4% from 2009 through 2015.

Products & Services

Liberty Safe offers home, office and gun safes with minimum retail prices ranging from $400 to $8,000.

Liberty Safe produces 34 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Remington, Cabela’s, John Deere and others. Liberty Safe also sells commercial safes, vault doors and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.

Competitive Strengths

#1 Premium Home and Gun Safe Brand with Strong Momentum in the Market - Liberty Safe achieved the status of #1 selling safe company in America in 1994 (per statistics provided by Sargent & Greenleaf, the primary lock supplier to the industry) and maintains this prominent position today. The market for premium home and gun safes is highly fragmented, and management estimates that Liberty Safe’s net sales are over twice those of its next largest competitor in the category. Liberty Safe continues to gain market share from the various smaller participants who lack the distribution and sales and marketing capabilities of Liberty Safe.

State-of-the-Art and Scalable Operations - Over the past five years, management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Under current ownership, the company has transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. The company’s strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) reengineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. Since 2007, the company has reduced its lead times from 4 – 6 weeks to approximately seven days. These shorter production cycles coupled with better demand forecasting have significantly reduced working capital needs for the business by reducing domestic inventory from approximately 7,000 units to 3,000 units since 2007. Improved automation and workflow organization have decreased labor hours over 20% per safe from 8.3 in 2005 to 5.9 in 2011. These recent initiatives combined with the company’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture.

Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012 Liberty Safe will begin manufacturing entry level safes that were previously sourced from an Asian manufacturer, on its new production line built in 2011 and recently put in service. As a result over 99% of Liberty Safe products will now be made in the U.S. Management believes that once the production line is at or near full capacity they will experience increased margins. The increased capacity also positions Liberty Safe to grow its revenue base by more than was otherwise possible and profit from the product produced when compared to the all-in cost of the Asian sourced product.

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

Trusted Supplier to National Retailer and Dealer Accounts - Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Gander Mountain, Cabela’s and Lowe’s. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers better salespeople through a proprietary suite of training tools, including in-store training, new product demonstrations, online education programs and sales strategy literature.

Business Strategies

Liberty has experienced strong historical growth while executing on multiple new sales and operational initiatives, positioning it to continue to increase its scale and improve profitability. Liberty’s growth strategy is rooted in the sales and marketing and operational initiatives that have spurred its expansion into new accounts and increased penetration of existing accounts. Liberty has significant opportunity in its existing channels to continue to build upon its already strong market share. In addition to growth within its current channels, Liberty’s core competencies can be successfully applied to ventures in the broader security equipment market. Liberty has explored certain of these opportunities, but due to the prioritization of operational initiatives and expansion opportunities within existing channels, they have not been aggressively pursued. Potential near-to-medium term areas for expansion of Liberty’s platform include:

•	Expand Liberty’s product line into the broader home and office safe market through current customers or new distribution strategies;

•	Enter the military secure enclosures market;

•	Further develop international distribution by entering new countries and expanding current limited presence in Canada, Mexico and Europe;

•

Enter the residential security market through a strategic partnership with a provider of residential security service solutions to provide a more complete physical and electronic security solution; and

•	Acquire businesses within the premium home and gun safe industry and/or leverage Liberty’s platform into new products or channels.

•

As a result of the $9.0 million dollar investment in automated equipment, Liberty will be able to expand its product offering in to the entry level safe market with a product that is superior in features and benefits at attractive price points

Customers

Liberty Safe prides itself on its ability to provide high-quality, innovative products and industry-leading customer service. As a result, it has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Traditionally, the Dealer channel has accounted for the majority of the Liberty Safe’s net sales, but through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become the leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm & fleet retailers, home improvement retailers and club retailers. As of December 31, 2011 and 2010, Liberty Safe had 16 and 22 National account customers, respectively, that are estimated to have accounted for approximately 60% of net sales.

Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2011, there were 325 dealers that accounted for 39% of 2011 net sales.

Liberty Safe’s largest customer accounted for approximately 13.2% and 15.2% of net sales in 2011 and 2010, respectively.

Sales & Marketing

Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels. Liberty Safe began advertising nationally on the Glen Beck show in the second half of 2010. This advertising has been highly successful and Liberty has continued this advertising in 2011 and will continue to do so in 2012.

Liberty Safe’s comprehensive service offering makes it uniquely suited to service national retailers in a variety of channels. Liberty Safe has designed a Store-within-a-Store program and a more comprehensive Safe Category Management program to build relationships and increase its importance to retailers. Primarily utilized with sporting goods retailers, the Store-within-a-Store concept successfully integrates the effective sales strategies of its dealers for selling a high-price point, niche product into a larger store format. Centered on communicating the benefits of its products to customers, the program enables retailers to more effectively up-sell customers through a good-better-best merchandising platform, increasing margin and inventory turns for its retailers. Liberty’s Safe Category Management program builds on the Store-within-a-Store concept to provide greater sales and marketing control and more complete inventory management solutions. This program facilitates Liberty Safe becoming the sole supplier to retailers, providing large incremental expansion and stronger relationships at accounts. No other market participant has the capabilities to provide a comprehensive suite of customer service solutions to national retailers, such as customized SKU programs, a Store-within-a-Store program and a Safe Category Management program.

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

Suppliers

Liberty’s primary raw materials are steel, sheetrock, wood, locks, handles and fabric, for which it receives multiple shipments per week. Materials, on average, account for approximately 65% of the total cost of a domestically produced safe, with steel accounting for approximately 62% of material costs. Liberty purchases its materials from a combination of domestic and foreign suppliers. Historically, Liberty Safe has been able to pass on raw material price increases to its customers.

Liberty purchased over 25 million pounds of steel in 2011 primarily from domestic suppliers, using contracts that lock in prices two to three quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to 14. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.

Liberty Safe had approximately $8.1 million and $7.3 million in firm backlog orders at December 31, 2011 and 2010, respectively.

Intellectual Property

Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights.

Liberty Safe currently owns 25 trademarks and 2 patents on proprietary technologies for safe products.

Research and Development

Liberty’s approach to R&D and innovation drives customer satisfaction and differentiation from competitive products. Liberty is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. The Company’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables the Company to stay at the forefront of customer demands. The Company’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.7 million in 2011 and $0.2 million in 2010.

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

Based on consumer feedback, Liberty saw demand for safes that were capable of holding more valuables within the safe but at a lower price point than Liberty’s current large safe models. Within 3 months of conception, the Company introduced the successful Fatboy® series in February 2010. The Fatboy® and Fatboy Jr.® models, which are wider and deeper than traditional safes, were a natural complement to Liberty’s current products, targeted at a specific customer need. The introduction and success of the Fatboy® series demonstrates Liberty’s proven ability to recognize market opportunities, engineer a responsive product and execute market delivery. Beginning in 2012 Liberty Safe will introduce five new SKUs, manufactured on its new production line, with a unique locking system to service the entry level safe market.

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

As of December 31, 2011, Liberty Safe had 212 full-time employees and 80 temporary employees. The Company’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.

Tridien

Overview

Tridien Medical (formerly known as Anodyne Medical Device, Inc.) (“Tridien”), headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.

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

For the full fiscal years ended December 31, 2011, 2010 and 2009, Tridien had net sales of approximately $55.9 million, $61.1 million and $54.1 million, and operating income of $5.0 million, $8.0 million and $7.4 million, respectively. Tridien had total assets of $43.3 million, $44.2 million and $49.0 million at December 31, 2011, 2010 and 2009, respectively. Net sales from Tridien represented 7.2%, 9.2% and 10.7% of our consolidated net sales for fiscal years 2011, 2010 and 2009, respectively.

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

In October 2009, Tridien and Hollywood Capital, Inc. terminated their management services agreement which provided for, among other things, two principals of Hollywood Capital, Inc., resigning from their roles of Chief Executive Officer and Chief Financial Officer of Tridien. Upon termination of the agreement, Tridien appointed a new Chief Executive Officer and a new Chief Financial Officer.

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

Products and Services

Specialty beds, mattress replacements and mattress overlays (i.e. therapeutic surfaces) are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and therapeutic surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare settings. Medical therapeutic surfaces are designed to have preventative and/or therapeutic uses. The basic product categories are as follows:

•

Powered Support Surfaces: Mattresses which can be used for therapy or prevention and are typically manufactured using an electronic power source with air cylinders or a combination of air cylinders and foam and provide either Alternating Pressure, Low Air Loss, or Lateral Rotation. Alternating Pressure Systems are designed to inflate alternate cylinders while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. This type of therapy provides movement under the patient’s skin to eliminate both excessive and constant pressure, the leading cause of bed sores. The powered control unit provides automatic changes in the distribution of air pressure. Tridien’s Alternating Pressure Systems in the SenTech line incorporate its intellectual property in the way these automatic changes take place. This patented technology allows for a more comfortable surface with aggressive therapeutic alternating pressure. Another typical type of powered surface is Lateral Rotation which can aid in laterally turning a patient to reduce risks associated with fluid building up in a patient’s lungs. A feature often found in Powered Surfaces is Low Air Loss that allows air to flow from the mattress to address the moisture and temperature environment on the patient’s skin, contributing factors to bed sores. Tridien currently produces patented designs for the performance of both Alternating Pressure and Low Air Loss mattress systems which management believes provides the optimum healing therapy for the patient. Powered support surfaces are typically used in acute care settings and when more aggressive therapy is needed. Powered Support Surfaces represented approximately 19.6% of net sales in 2011 and 21.2% of net sales in 2010 and 2009.

•

Non-Powered Support Surfaces: Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of these. In the case of water, air or gel materials, they are held in place with containment bladders. Non-powered mattress replacement systems help redistribute a patient’s body weight to lessen forces on pressure points by envelopment into the surface. These products address the excessive pressure under a patient, but do not address the constant pressure applied to an area. Non-powered surfaces are generally used for prevention rather than treatment and currently comprise the majority of support surfaces. Currently Tridien manufactures a broad range of non-powered mattress systems using air, foam and gel. Non- powered support surfaces represented 53.1%, 53.2% and 52.7% of net sales in each of the years ended December 31, 2011, 2010 and 2009, respectively.

•

Positioning devices: Positioning devices are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Tridien offers a complete range of foam positioning devices. Patient positioning devices represented 27.3%, 25.6% and 26.1% of net sales in each of the years ended December 31, 2011, 2010 and 2009, respectively.

Competition

The competition in the medical support surfaces market is based predominantly on product performance, features, price and durability. Other factors may include the technological ability of a manufacturer to customize their product offering to meet the needs of large distributors. Tridien competes with manufacturers of varying sizes who then sell predominantly through distributors to the acute care, long term care and home health care markets. Specific competitors include, Span America and other smaller competitors. Tridien differentiates itself from these competitors based on its patented technologies, quality of the products it manufacturers as well as its design and engineering capabilities to produce a full spectrum of surfaces that provide the greatest therapeutic outcome for every price point. While many competitors specialize in the production of a single type of support surface, and often outsource certain manufacturing as skills required to develop and manufacture products vary by materials used, Tridien is able to offer its customers a full spectrum of support surfaces nationwide.

Span America Medical Systems (NASDAQ: SPAN): ($52.6 million in fiscal 2011 sales) Span America’s medical division includes the sales of skin care products, bedside mats, and foam mattress overlays and replacement mattresses, including the PressureGuard therapeutic mattress, Span-Aid patient positioners (used to elevate and support body parts) and Dish pressure-relief seat cushions to aid wound healing. Span America reported that approximately 41% of their revenue in 2010 was attributed to their therapeutic support surface segment. Span America also supplies safety catheters and makes specialty packaging products for use in outdoor furniture.

Business Strategies

Tridien’s management is focused on strategies to grow revenues, improve operating efficiency and improving gross margins. Of particular note, Tridien has completed four acquisitions since its inception and has achieved numerous benefits to this consolidation within the support surfaces industry. The following is a discussion of these strategies:

Offer customers high quality, consistent product, on a national basis - Products produced by Tridien and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs. Tridien offers its customers the highest standards of quality through its robust Quality Management Systems. All Tridien facilities are either ISO 13485 registered or expect to be by the end of 2012.

•

Leverage scale to provide industry leading research and development - Medical therapeutic surfaces are becoming increasingly technologically advanced. Tridien’s management believes that many smaller competitors do not have the resources required to effectively meet the changing needs of their customers and believes that increased scale and investments in engineering and technology will allow it to better serve its customers through industry leading research, technology and development.

•

Pursue cost savings through scale purchasing and operational improvements - Many of the products used to manufacture medical support surfaces are standard in nature and management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales.

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

Tridien is working to develop the next generation of products in surfaces. The new product development process often requires 2 to 6 months for prevention products and 12 to 24 months for treatment products, of research, engineering and testing cooperation. Tridien will provide technical support and repair services for its products as well, a differentiating characteristic valued by its customers. During the year ended December 31, 2011 Tridien incurred approximately $1.8 million in research and development costs and is expected to increase this spending in 2011. The expected increase in spending will allow Tridien to focus on the next generation products. During the years ended December 31, 2011, 2010 and 2009, Tridien incurred $1.8 million, $1.3 million and $0.9 million, respectively, in research and development costs.

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

Customers

During the fourth quarter of 2010 two of Tridien’s largest customers merged. The combined entity is now Tridien’s largest customer and accounted for 38.2% and 39.1% of gross sales in 2011 and 2010, respectively. Approximately 64.1%, 63.5% and 64.2% of Tridien’s sales have been to its three largest customers in 2011, 2010 and 2009, respectively. Tridien’s top ten customers accounted for 84.5%, 82.8% and 80.1% of gross sales in 2011, 2010 and 2009, respectively.

Substantially all revenue is derived from sales within the United States.

Tridien had approximately $1.6 million and $2.8 million in firm backlog orders at December 31, 2011 and 2010, respectively.

Suppliers

Tridien’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Tridien’s largest raw material suppliers are Foamex International, Inc., Dartex Coatings, Inc. and Uretek, LLC. Tridien uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. We expect these costs, particularly those related to polyurethane foam to increase during fiscal 2011 due to recent trends in related commodity prices. Actions taken by manufacturers of petro-chemical commodities such as capacity reductions could influence price changes from our supplier. The cost of raw materials as a percentage of sales was approximately 48% of gross sales in fiscal 2011 and 46% of sales in each of the years ended December 31, 2010 and 2009.

Intellectual Property

Tridien has 10 patents issued, filed from 1996 to 2005, and has 13 filed and pending patents.

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

Employees

As of December 31, 2011, Tridien employed 261 persons in all its locations together with 101 temporary employees. None of Tridien’s employees are subject to collective bargaining agreements. We believe that Tridien’s relationship with its employees is good.

ITEM 1A – RISK FACTORS

Risks Related to Our Business and Structure

We are a Company with limited history and may not be able to continue to successfully manage our businesses on a combined basis.

We were formed on November 18, 2005 and have conducted operations since May 16, 2006. Although our management team has extensive experience in acquiring and managing small and middle market businesses, our failure to continue to develop and maintain effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, may negatively impact our ability to optimize the performance of our Company, which could adversely affect our ability to pay distributions to our shareholders. In addition, in that case, our consolidated financial statements might not be indicative of our financial condition, business and results of operations.

Our Chief Executive Officer has taken a leave of absence

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

The Trust’s sole asset is its interest in the Company, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and, from time to time, dividends on equity to enable us, first, to satisfy our financial obligations and, second to make distributions to our shareholders. This ability may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient receipts from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.

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

At December 31, 2011, we had approximately $225 million outstanding under our Term Loan Facility. We expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

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

Our Credit Facility bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Revolving Credit Facility and reduce cash flow available for distribution, any of which could materially adversely affect us.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2011, we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected

CGI may exercise significant influence over the Company.

CGI, through a wholly owned subsidiary, owns 7,931,000 or approximately 16.4% of our shares and may have significant influence over the election of directors in the future.

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

The management fee paid to CGM for the year ended December 31, 2011, was $16.8 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.

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

Many industries, including our businesses, have been affected by current economic factors, including the significant deterioration of global economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have greatly reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position. Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our products may adversely affect our financial position and our ability to fund our operations. In addition, macro-economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing to support our strategy for growth through future acquisitions. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are goodwill, technologies, customer relationships and trademarks we acquired when we acquired our businesses. Customer relationships are amortized on a straight line basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

As of December 31, 2011, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $138.0 million, and goodwill of $245.3 million.

During the year ended December 31, 2011 we wrote off $5.9 million of goodwill, $2.5 million in intangible assets associated with the trade name and $15.9 million of customer relationships, all associated with American Furniture.

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

Our businesses rely and may rely on their intellectual property and licenses to use others’ intellectual property, for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use other’s intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse effect on their financial condition, business and results of operations.

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

Our businesses may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse effect on their financial condition, business and results of operations.

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

Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 17.8% of net sales in 2011. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.

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

Defects in the products provided by our companies could result in financial or other damages to their customers, which could result in reduced demand for our companies’ products and/or liability claims against our companies.

As manufacturers and distributors of consumer products, certain of our companies are subject to various laws, rules and regulations, which may empower governmental agencies and authorities to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, a governmental authority could require our companies to repurchase or recall one or more of their products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which they sell their products, where more restrictive laws and regulations exist or may be adopted in the future. Any repurchase or recall of such products could be costly and could damage the reputation of our companies. If any of our companies were required to remove, or voluntarily remove, their products from the market, their reputation may be tarnished and they may have large quantities of finished products that they cannot sell. Additionally, our companies may be subject to regulatory actions that could harm their reputations, adversely impact the values of their brands and/or increase the cost of production.

Our companies also face exposure to product liability claims in the event that one of their products is alleged to have resulted in property damage, bodily injury or other adverse effects. Defects in products could result in customer dissatisfaction or a reduction in, or cancellation of, future purchases or liability claims against our companies. If these defects occur frequently, our reputation may be impaired permanently. Defects in products could also result in financial or other damages to customers, for which our companies may be asked or required to compensate their customers, in the form of substantial monetary judgments or otherwise. While our companies take the steps deemed necessary to comply with all laws and regulations, there can be no assurance that rapidly changing safety standards will not render unsaleable products that complied with previously-applicable safety standards. As a result, these types of claims could have a material adverse effect on our businesses, results of operations and financial condition.

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

The continued economic downturn has impacted AFM’s ability to meet the financial covenant requirements of its credit facility pursuant to which we are the lender. We are both the majority shareholder and lender to AFM and further deterioration in the business environment in which AFM operates could affect our relationship with AFM.

AFM’s results of operations are affected by many economic factors, including the level of economic activity in the markets in which AFM operates. The retail promotional furniture business has been impacted by a variety of factors relating to the recent economic downturn, including high unemployment, lack of consumer credit, increased fuel costs and the depressed housing market. To ensure ongoing compliance with the financial covenants of AFM’s credit facility, we, in our capacity as the majority shareholder of AFM, contributed equity proceeds of approximately $5.8 million in 2011. While we continue to be confident in AFM’s ability to execute on its business strategy as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, if unfavorable economic conditions continue to challenge the furniture industry we may seek strategic alternatives with respect to our investment in AFM.

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

Two of Tridien’s largest customers represented approximately 64.2% of its gross sales in 2011.

Tridien has significant exposure to two key customers. The loss of either customer could negatively impact Tridien’s financial condition, business and results of operations.

On February 3, 2012, the IRS and the Treasury Department issued proposed regulations that would impose a 2.3% medical device excise tax on the sale of certain medical devices by the manufacturer, producer or importer of the device.

If the proposed regulations which impose a 2.3% excise tax on the sale of medical devices on manufacturers of those devices is passed and Tridien is unable to pass the tax on to its customers, such tax may have a material adverse effect on gross profit, operating income and CAD.

Risks Related to Fox

Growth in popularity of alternative recreational activities may reduce demand for mountain bikes and off road products which would reduce demand for Fox’s products.

Mountain biking and other off-road sports compete against numerous recreational activities for share of time and spend of enthusiasts. Any growth in popularity of other outdoor activities at the expense of mountain biking and off-road sports could lead to a decrease in demand for the company’s products and could materially adversely affect Fox’s financial condition, business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. – PROPERTIES

Advanced Circuits

Advanced Circuits operations are located in a 61,058 square foot building in Aurora, Colorado and a 29,942 square foot building in Tempe, Arizona. These facilities are leased and comprise both the factory and office space. The lease terms are for approximately 15 years with a renewal option at the Aurora, Colorado location for an additional 10 years.

American Furniture

American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, MS, of which approximately 750,000 square feet was refurbished in 2008 as a result of damage caused by a fire in 2008. This 1.1 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. AFM can add additional manufacturing lines within its existing footprint to accommodate demand during peak times. In addition to AFM’s primary manufacturing facility, AFM owns or leases approximately 300,000 square feet of warehouse and small manufacturing space within the vicinity of its primary Ecru facility. AFM also leases approximately 12,000 square feet of showroom space in High Point, North Carolina, allowing it to showcase its products to buyers during trade shows held in the area.

CamelBak

CamelBak’s headquarters is located in Petaluma, California where they lease approximately 33,000 square feet of office space and an additional 1,000 square feet of storage space. CamelBak also leases manufacturing and warehouse facilities in San Diego, California (124,000 square feet) and Tijuana, Mexico (37,000 square feet), and office space in Mareveles, Phillipines (6,000 square feet) and in Bassano, Italy (1,400 square feet).

ERGObaby

ERGObaby operates out of five offices. Its corporate headquarters is in Los Angeles, California where it leases 6,860 square feet. ERGObaby’s European headquarters is located in Hamburg, Germany where it leases approximately 2,411 square feet. ERGObaby also leases two sales offices in Paris, France and Stockholm, Sweden. ERGObaby also leases 2,426 square feet of office space in Pukalani, Hawaii. Orbit Baby leases 41,400 square feet of office, manufacturing and warehouse space in Newark, California.

Fox

Fox’s corporate headquarters and main manufacturing facilities are located in an 86,000 square foot facility located in Scotts Valley, California. In addition, Fox leases seven other smaller facilities totaling approximately 172,000 square feet in the surrounding Scotts Valley area.

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

The following table shows the number of HALO leases located in each state and the function as of December 31, 2011.

State	Function	Offices	Square feet

California	Sales	1	6,252
Illinois	Administration	2	25,450
	Information Technology	1	5,572
	Warehousing	2	72,000
Louisiana	Sales	1	1,919
Ohio	Administration	2	3,796
Ohio	Sales	1	2,853
Texas	Sales	3	21,554
Tennessee	Sales	1	5,948
Missouri	Administration	1	5,960
Kansas	Sales	1	2,618
Maryland	Sales	1	1,500
Florida	Sales	1	2.373
Oklahoma	Administration	1	5,500
Georgia	Sales	1	1,550
Colorado	Warehouse	1	914
Colorado	Sales	1	5,816

Liberty Safe

Liberty Safe leases offices and warehouse facilities at two locations in Payson, Utah. The corporate headquarters and manufacturing facility are located in a 204,000 square foot building. Liberty leases an additional warehouse facility totaling approximately 7,200 square feet.

Tridien

Tridien leases a 33,000 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast and an 81,000 square foot facility in Corona, California, which houses the manufacturing and distribution facilities for the west coast. Tridien also leases a 60,000 square foot manufacturing facility and warehouse facility in Fishers, Indiana.

Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager.

We believe that our properties and the terms of their leases at each of our businesses are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. – LEGAL PROCEEDINGS

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position or results of operations.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

Part II

Item 5. – Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Trust stock trades on the New York Stock Exchange under the symbol “CODI” since November 1, 2011. Previously, our stock was traded on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the high and low sales prices per share as reported on the NASDAQ Global Select Market until November 1, 2011, at which time our shares began trading on the NYSE, and thereafter on the NYSE. The highest and lowest sales prices per share of Trust stock were $11.00 and $18.16, respectively, for the periods presented below:

Quarter Ended	High	Low	Distribution Declared

December 31, 2011	$13.99	$11.24	$0.36
September 30, 2011	17.36	11.21	0.36
June 30, 2011	16.90	14.61	0.36
March 31, 2011	18.06	14.01	0.36
December 31, 2010	18.16	15.92	0.34
September 30, 2010	16.30	13.03	0.34
June 30, 2010	16.30	11.00	0.34
March 31, 2010	16.08	11.45	0.34

COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK

The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NYSE Composite Index, the NYSE Financial Sector Index, the NASDAQ Other Finance Index and the NASDAQ Stock Market Index from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2011. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

Data	June 30, 2006	September 30, 2006	December 31, 2006
Compass Diversified Holdings	$94.88	$102.73	$117.00
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59
NYSE Financial Sector Index	$96.28	$102.56	$109.91
NYSE Composite Index	$97.39	$100.98	$108.96

Data	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Compass Diversified Holdings	$116.32	$125.83	$115.41	$109.10
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11
NYSE Financial Sector Index	$108.12	$110.18	$106.81	$95.51
NYSE Composite Index	$110.42	$117.71	$119.69	$116.13

Data	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Compass Diversified Holdings	$98.39	$87.54	$109.45	$90.41
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91
NYSE Financial Sector Index	$83.31	$71.39	$69.23	$44.28
NYSE Composite Index	$104.88	$103.25	$89.81	$68.64

Data	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Compass Diversified Holdings	$73.55	$68.75	$91.64	$114.42
NASDAQ Stock Market Index	$68.57	$82.32	$95.21	$101.80
NASDAQ Other Finance Index	$55.01	$68.57	$74.63	$75.76
NYSE Financial Sector Index	$33.01	$44.86	$56.70	$54.32
NYSE Composite Index	$59.39	$70.40	$82.39	$85.66

Data	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Compass Diversified Holdings	$139.58	$124.69	$152.90	$169.77
NASDAQ Stock Market Index	$107.57	$94.62	$106.26	$119.01
NASDAQ Other Finance Index	$77.58	$67.39	$70.23	$84.52
NYSE Financial Sector Index	$58.00	$49.31	$53.76	$57.05
NYSE Composite Index	$88.80	$77.13	$86.81	$94.95

Data	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Compass Diversified Holdings	$143.35	$163.05	$122.22	$126.56
NASDAQ Stock Market Index	$124.76	$124.42	$108.36	$116.87
NASDAQ Other Finance Index	$86.58	$82.50	$66.10	$71.25
NYSE Financial Sector Index	$59.27	$56.77	$43.78	$46.75
NYSE Composite Index	$100.21	$99.18	$80.97	$89.14

Shareholders

As of February 25, 2012, we had 48,300,000 shares of Trust stock outstanding that were held by sixteen holders of record; however, we believe the number of beneficial owners of our shares is over 20,000.

Distributions

For the years 2010 and 2011 we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share

December 31, 2011	January 5, 2012	January 30, 2012	$0.36

September 30, 2011	October 10, 2011	October 31, 2011	$0.36

June 30, 2011	July 6, 2011	July 28, 2011	$0.36

March 31, 2011	March 10, 2011	April 12, 2011	$0.36

December 31, 2010	January 5, 2011	January 28, 2011	$0.34

September 30, 2010	October 7, 2010	October 29, 2010	$0.34

June 30, 2010	July 9, 2010	July 30, 2010	$0.34

March 31, 2010	April 8, 2010	April 30, 2010	$0.34

We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. – SELECTED FINANCIAL DATA

The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. We completed our IPO on May 16, 2006 and used the proceeds of the IPO and separate private placement transactions that closed in conjunction with our IPO, and from our Prior Credit Agreement, to purchase controlling interests in four of our initial operating subsidiaries. The following table details our acquisitions and dispositions subsequent to our IPO.

Acquisitions:	Acquisition Date	Disposition Date
Advanced Circuits(1)	May 16, 2006	n/a
Staffmark(1)	May 16, 2006	October 17, 2011
Crosman(1)	May 16, 2006	January 5, 2007
Silvue(1)	May 16, 2006	June 25, 2008
Tridien	August 1, 2006	n/a
Aeroglide	February 28, 2007	June 24, 2008
HALO	February 28, 2007	n/a
American Furniture	August 31, 2007	n/a
Fox	January 4, 2008	n/a
Liberty	March 31, 2010	n/a
ERGObaby	September 16, 2010	n/a
CamelBak	August 24, 2011	n/a

(1)	Represent initial operating subsidiaries.

The operating results for Staffmark are reflected as discontinued operations in 2011, 2010, 2009, 2008 and 2007 and are not included in the continuing operations data below. The operating results for Aeroglide are reflected as discontinued operations in 2008 and 2007 and are not included in the continuing operations data below. The operating results for Silvue are reflected as discontinued operations in 2008 and 2007 and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
Statements of Operations Data:	2011	2010	2009	2008	2007
Net sales	$777,538	$664,599	$503,400	$532,127	$271,911
Cost of sales	523,967	463,560	351,335	370,206	179,208

Gross profit	253,571	201,039	152,065	161,921	92,703
Operating expenses:
Selling, general and administrative	172,489	136,472	100,453	111,170	62,274
Supplemental put expense (reversal)	11,783	32,516	(1,329)	6,382	7,400
Management fees	16,783	15,076	12,441	13,490	9,065
Amortization expense	24,507	19,442	14,788	15,129	6,982
Impairment expense	27,769	38,835	—	—	—

Operating income (loss)	$240	$(41,302)	$25,712	$15,750	$6,982

Income (loss) from continuing operations	$(25,974)	$(62,352)	$1,933	$(7,893)	$(3,423)
Income (loss) and gain from discontinued operations	98,786	17,582	(41,578)	89,680	54,788

Net income (loss)	72,812	(44,770)	(39,645)	81,787	51,365
Net income (loss) from continuing operations - noncontrolling interest	6,142	1,048	2,334	1,719	10,665
Net income (loss) from discontinued operations - noncontrolling interest	1,711	2,939	(15,709)	1,774	332

Net income (loss) attributable to Holdings	$64,959	$(48,757)	$(26,270)	$78,294	$40,368

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.68)	$(1.55)	$(0.01)	$(0.30)	$(0.51)
Discontinued operations	2.05	0.36	(0.75)	2.78	1.97

Basic and fully diluted income (loss) per share attributable to Holdings	$1.37	$(1.19)	$(0.76)	$2.48	$1.46

Cash Flow Data:
Cash provided by operating activities	$91,374	$44,841	$20,213	$40,549	$41,772
Cash used in investing activities	(86,620)	(182,392)	(4,982)	(24,793)	(114,158)
Cash (used in) provided by financing activities	114,080	119,592	(81,209)	(37,561)	184,882
Net (decrease) increase in cash and cash equivalents	118,834	(17,959)	(65,978)	(21,885)	112,352

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Current assets	$360,221	$333,339	$275,027	$335,201	$299,241
Total assets	1,029,906	984,041	831,012	984,336	828,002
Current liabilities	118,162	151,404	129,887	139,370	106,613
Long-term debt	214,000	94,000	74,000	151,000	148,000
Total liabilities	433,428	408,131	322,946	440,458	367,426
Noncontrolling interests	98,969	87,840	70,905	79,431	27,726
Shareholders’ equity attributable to Holdings	497,509	488,070	437,161	464,447	432,850

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Initial public offering and Company formation

On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (the “IPO”). Subsequent to the IPO the Company’s board of directors engaged our Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public company.

From May 16, 2006 through December 31, 2011, we purchased twelve businesses (each of our businesses is treated as a separate business segment) and disposed of four, as follows:

Acquisitions

•

On May 16, 2006, we made loans to and purchased a controlling interest in CBS Personnel Holdings for $55 million and later Staffmark Holdings, Inc., which we refer to as Staffmark, for approximately $129 million.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million.

•

On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million. As of December 31, 2011, we own approximately 69.6% of the common stock on a primary basis and 69.4% fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million.

•

On August 1, 2006, we made loans to and purchased a controlling interest in Tridien for approximately $31 million. As of December 31, 2011, we own approximately 73.9% of the common stock on a primary basis and 60.0% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million.

•

On February 28, 2007, we made loans to and purchased a controlling interest in HALO for approximately $62 million. As of December 31, 2011, we own approximately 88.7% of the common stock on a primary basis and 72.3% on a fully diluted basis.

•

On August 31, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million. As of December 31, 2011, we own approximately 99.9% of the common stock on a primary basis and 99.9% on a fully diluted basis.

•

On January 4, 2008, we made loans to and purchased a controlling interest in Fox for approximately $80.4 million. As of December 31, 2011, we own approximately 78.0% of the common stock on a primary basis and 67.9% on a fully diluted basis.

•

On March 31, 2010, we made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million. As of December 31, 2011 we own approximately 96.2% on a primary basis and 87.6% on a fully diluted basis.

•

On September 16, 2010, we made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million. As of December 31, 2011, we own approximately 81.1% on a primary basis and 74.6% on a fully diluted basis.

•

On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for approximately $258.6 million. As of December 31 2011, we own approximately 89.9% on a primary basis and 76.7% on a fully diluted basis.

Dispositions

•	On January 5, 2007, we sold all of our interest in Crosman, for approximately $143 million. We recorded a gain on the sale in the first quarter of 2007 of approximately $36 million.

•	On June 24, 2008, we sold all of our interest in Aeroglide, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $34 million.

•	On June 25, 2008, we sold all of our interest in Silvue, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $39 million.

•	On October 17, 2011, we sold our interest in Staffmark for approximately $217.2 million. We recorded a gain on the sale in the fourth quarter of 2011 of approximately $89 million.

We are dependent on the earnings of, and cash receipts from, the businesses that we own in order to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any non-controlling interest in these businesses, are available to:

•	meet capital expenditure requirements, management fees and corporate overhead charges;

•	fund distributions from the businesses to the Company; and

•	be distributed by the Trust to shareholders.

2011 Highlights

Acquisitions

•

On August 24, 2011, we purchased a controlling interest in CamelBak, with headquarters in Petaluma, California. CamelBak invented the hands-free hydration category and is the global leader in the design and manufacture of personal hydration products for outdoor, recreation and military use. The purchase price of $258.6 million was based on a total enterprise value of $245 million and included $13.6 million in cash and working capital. We funded the acquisition through drawings on our Revolving Credit Facility as well as through funds provided by a private placement of 1,575,000 of our common shares to CMH our largest shareholder. An affiliate of CMH also purchased $45.0 million of convertible preferred stock in CamelBak Acquisition Corp. a majority owned subsidiary of us. On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CMH ($47.7 million), our largest shareholder, and noncontrolling shareholders ($0.3 million). The redemption was funded by intercompany debt and an equity contribution from us of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for us and noncontrolling shareholders in order to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.

•

On November 21, 2011, our majority owned subsidiary ERGObaby acquired all of the outstanding stock of Orbit Baby, Inc. (“Orbit Baby”) for $17.5 million. The acquisition was funded with cash of $15.0 million and common stock of ERGObaby valued at $2.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produces and markets a premium line of stroller travel systems, including car seats, strollers and bassinets that are interchangeable using a patented hub ring.

Disposition

•

On October 17, 2011, we sold our majority-owned subsidiary Staffmark for a total enterprise value of $295 million to a subsidiary of Japan-based Recruit Co., Ltd. We received approximately $217.2 million in net proceeds after deducting fees, costs and non-controlling shareholder’s interests. We recorded a gain of $88.6 million, which is reflected in our consolidated statement of operations as a component of discontinued operations. We used the net proceeds to pay down our Prior Revolving Credit facility.

Refinancing

•

On October 27, 2011, we entered into a new Credit Facility which includes a Revolving Credit Facility totaling $290 million and a Term Loan Facility totaling $225 million. This Credit Facility, with a group of lenders led by TD Securities, aggregating $515 million, replaces our Prior Credit Agreement which was with a group of lenders led by Madison Capital. The Revolving Credit Facility is for a term of five years and the Term Loan Facility is for a term of six years.

2011 Distributions

For the 2011 fiscal year we declared distributions to our shareholders totaling $1.44 per share.

Impairment charge

We incurred an impairment charge at American Furniture in the years ended December 31, 2011 and December 31, 2010 totaling approximately $27.8 million and $38.8 million, respectively. American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million) and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations we reclassified a number of trucks and trailers, as well as a warehouse from property, plant and equipment to assets held for sale. In connection with this, we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense.

During the year ended December 31, 2010, we wrote down the value of goodwill by $35.5 million and the value of its trade name by $3.3 million. The write downs were triggered by a significant deterioration in American Furniture’s operations and profitability caused by an unprecedented drop in the promotional furniture market and demand for its product. The combination of increased unemployment, together with significant decreases in home purchases and availability of consumer credit, has created the worst market for promotional furniture sales over the last two years than has been experienced over the last two decades.

The remaining noncurrent assets subject to fair value testing at American Furniture are its trade name totaling approximately $0.5 million and property and equipment totaling $0.5 million. We do not anticipate any further write downs to American Furniture’s assets going forward.

Areas of focus in 2012

The areas of focus for 2012, which are generally applicable to each of our businesses, include:

•	Taking advantage, where possible, of the recent economic downturn by growing market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Continuing to pursue expense reduction and cost savings through contraction in discretionary spending, and reductions in workforce and production levels in response to lower production volume; and

•

Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008	March 31, 2010

Advanced Circuits	Tridien	HALO	American Furniture	Fox	Liberty Safe
September 16, 2010	August 24, 2011

ERGObaby	CamelBak

Fiscal 2011, 2010 and 2009 each represent a full year of operating results included in our consolidated results of operations for five of our businesses. The remaining three businesses were acquired during fiscal 2011 and 2010 (see table above). As a result, we cannot provide a meaningful comparison of our actual historical consolidated results of operations for the year ended December 31, 2011 with the two prior years. In the following results of operations, we provide (i) our actual consolidated results of operations for the years ended December 31, 2011, 2010 and 2009, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis, for each of the years ended December 31, 2011, 2010 and for the seven businesses purchased prior to January 1, 2011, we include a comparative 2009 fiscal year as well. All years presented include relevant pro-forma adjustments and explanations where appropriate. The results below do not include the results of Staffmark, as this operating business was sold in October 2011 and its results of operations for all years is reflected as a component of discontinued operations.

Consolidated Results of Operations — Compass Diversified Holdings

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Net sales	$777,538	$664,599	$503,400
Cost of sales (1)	523,967	463,560	351,335

Gross profit	253,571	201,039	152,065

Selling, general and administrative expense (1)	172,489	136,472	100,453
Management fees	16,783	15,076	12,441
Supplemental put expense (reversal)	11,783	32,516	(1,329)
Amortization of intangibles	24,507	19,442	14,788
Impairment expense	27,769	38,835	—

Operating income (loss)	$240	$(41,302)	$25,712

(1)	We reclassified certain costs from selling, general and administrative expense to cost of sales of $6.6 million in 2010 and $7.1 million in 2009 related to AFM’s revaluation of its standard costing system. Refer to AFM’s Results of Operations discussion that follows for more information.

Net sales

On a consolidated basis net sales increased approximately $112.9 million in the year ended December 31, 2011 compared to 2010. This increase in net sales in 2011 is due principally to increased 2011 revenues attributable to recognizing a full fiscal year of revenues for each of our 2010 acquisitions (Liberty $33 million and ERGObaby $32 million) and revenues attributable to our 2011 acquisition (CamelBak $43 million). In addition, increased sales for the year ended December 31, 2011 at Fox ($27 million) and Halo ($11 million) offset in part by a decrease in sales at American Furniture ($31 million) contributed to the increase. Net sales increased approximately $161.2 million, on a consolidated basis during the year ended December 31, 2010 compared to the same period in 2009. This increase is due principally to sales attributable to our 2010 acquisitions (Liberty $49 million and ERGObaby $12 million) and increases in sales at several of our existing subsidiaries including, Fox ($49 million), Halo ($21 million) and Advanced Circuits ($28 million). The sales increase at Advanced Circuits is attributable in large part to revenues attributable to their acquisition of Circuit Express ($16 million) on March 11, 2010.

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

Cost of sales

On a consolidated basis cost of sales increased approximately $60.4 million in the year ended December 31, 2011 compared to 2010 and increased approximately $112.2 million in the year ended December 31, 2010 compared to 2009. These charges are due almost entirely to the corresponding decrease/increase in net sales referred to above.

Refer to “Results of Operations – Our Businesses” for a more detailed analysis of cost of sales by operating segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $36.0 million in the year ended December 31, 2011 compared to the same period in 2010. The year over year increase is due principally to (i) increased expenses attributable to our 2010 acquisitions (Liberty $4.6 million and ERGObaby $13.7 million) due to inclusion of full year results in 2011 and in ERGObaby’s case some initial infrastructure costs, (ii) expenses attributable to our 2011 acquisition, CamelBak ($10.6 million), and (iii) increases in costs directly and indirectly linked to sales increases and increased operating activity at certain of our subsidiary businesses. On a consolidated basis, selling, general and administrative expense increased approximately $36.0 million in the year ended December 31, 2010 compared to the same period in 2009. The year over year increase is due principally to (i) increases in costs directly and indirectly linked to sales increases and increased operating activity at certain of our subsidiary businesses; (ii) selling, general and administrative costs related to our 2010 acquisitions and the Circuit Express acquisition ($13.8 million); (iii) acquisition transaction costs incurred related to the 2010 acquisitions and Circuit Express acquisition ($3.9 million); and, (iv) non-cash compensation cost at Advanced Circuits resulting from options granted to senior management ($3.8 million). At the corporate level general and administrative costs decreased approximately $1.1 million for the year ended December 31, 2011 compared to the same period in 2010 due principally to a non-cash charge totaling approximately $1.2 million related to the decrease in value of a call option granted to the former CEO of Tridien that was written down in 2011. For the year ended December 31, 2010 costs at the corporate level increased approximately $0.7 million compared to the comparable period in 2009 due principally to a non-cash charge totaling approximately $1.0 million related to the increase in value of a call option granted to the former CEO of Tridien ($1.0 million) offset in part by a decrease in professional fees principally related to Sarbanes Oxley compliance.

Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by operating segment.

Management fees

Pursuant to the Management Services Agreement (“MSA”), we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the MSA (see Related Party Transactions and Certain Transactions Involving our Businesses). For the years ended December 31, 2011, 2010 and 2009 we incurred approximately $16.8 million, $15.1 million and $12.4 million, respectively, in expense for these fees. The increase in management fees in 2011 compared to 2010 is due principally to the inclusion of the 2011 acquisition of CamelBak in our consolidated adjusted net assets, offset in part by the $27.8 million impairment charge at American Furniture. The increase in management fees in 2010 compared to 2009 is due principally to the inclusion of the 2010 acquisitions in our consolidated adjusted net assets, offset in part by the $38.8 million impairment charge at American Furniture. Refer to “Related Party Transactions and Certain Transactions Involving our Businesses” for more information about the MSA.

Supplemental put expense (reversal)

In 2006 we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the MSA. The Company accrued approximately $11.8 million and $32.5 million in expense during the years ended December 31, 2011 and 2010, respectively, and reversed approximately $1.3 million in expense during 2009 in connection with this agreement. This expense represents the portion of the estimated increase/decrease in the fair value of our businesses over our original basis in those businesses that our Manager is entitled to if the MSA were terminated or those businesses were sold. The significant increase in this liability in 2011 is principally the result of the significant increase in fair value of our Fox segment at December 31, 2011 compared to December 31, 2010 - Please refer to “Related Party Transactions and Certain Transactions Involving our Businesses” for more information about the Supplemental Put Agreement.

Refer to “Critical Accounting Estimates” for more information about the supplemental put liability calculation.

Impairment expense

We incurred an impairment charge at American Furniture in the years ended December 31, 2011 and December 31, 2010 totaling approximately $27.8 million and $38.8 million, respectively. American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million) and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations we reclassified a number of trucks, trailers and a warehouse from property, plant and equipment to assets held for sale. In connection with this we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense. During the year ended 2010, we wrote down the value of goodwill by $35.5 million and the value of its trade name by $3.3 million. In all cases the write downs were triggered by a significant deterioration in American Furniture’s operations and profitability caused by an unprecedented drop in the promotional furniture market and demand for its product. The combination of increased unemployment, together with significant decreases in home purchases and availability of consumer credit, has created the worst market for promotional furniture sales over the last two years that has been experienced over the last two decades. The remaining noncurrent asset subject to fair value testing at American Furniture are its trade name totaling approximately $0.6 million and property and equipment totaling $0.5 million. We do not anticipate any further write downs to American Furniture’s assets going forward.

Results of Operations — Our Businesses

As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses. The following discussion reflects a comparison of the historical results of operations for each of our initial businesses (segments), the 2007, 2008 and 2010 acquisitions for the complete fiscal years ending December 31, 2011, 2010 and 2009. For the 2011 acquisition, the following discussion reflects comparative historical results of operations for the entire fiscal years ending December 31, 2011 and 2010 as if we had acquired the businesses on January 1, 2010. When appropriate, relevant pro-forma adjustments are reflected in the historical operating results. Adjustments to depreciation and amortization resulting from purchase allocations that are not “pushed down” to a business are not included as a component of operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 63.0% of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.

While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined since2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 (2009 saw a slight reduction) and increased again in 2010 and 2011, as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs, primarily for aerospace and defense related customers.

Results of Operations

The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales	$78,506	$74,481	$46,518
Cost of sales	35,564	33,396	19,958

Gross profit	42,942	41,085	26,560
Selling, general and administrative expenses	12,855	17,333	7,367
Management fees	500	500	375
Amortization of intangibles	3,026	2,864	2,521

Income from operations	$26,561	$20,388	$16,297

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 were approximately $78.5 million compared to approximately $74.5 million for the year ended December 31, 2010, an increase of $4.0 million or 5.4%. The increase in gross sales is principally due to increased sales in quick-turn ($2.1 million) and prototype ($1.4 million) production PCBs, offset in part by a decrease in revenues from long-lead ($0.2 million) and sub-contract ($0.5 million) production PCBs. Quick-turn production PCBs represented approximately 33.6% of gross sales for the year ended December 31, 2011 compared to approximately 32.6% for the fiscal year ended December 31, 2010. Prototype production represented approximately 29.3% of gross sales for the year ended December 31, 2011 compared to approximately 28.9% for the same period in 2010. Assembly sales which increased approximately $1.1 million, represented approximately 7.6% of gross sales in 2011 compared to approximately 6.6% in 2010.

The increase in gross sales in both the quick turn and prototype production in 2011 when compared to 2010 is partially the result of sales attributable to ACI-Tempe operations (Circuit Express) for a full twelve month period in the year ended December 31, 2011. The decrease in sales attributable to sub-contract and assembly production is principally attributable to the company’s broader service offerings following its acquisition of Circuit Express and reduced need to sub-contract.

Cost of sales

Cost of sales for the fiscal year ended December 31, 2011 was approximately $35.6 million compared to approximately $33.4 million for the year ended December 31, 2010, an increase of approximately $2.2 million or 6.5%. The increase in cost of sales was largely due to the increase in net sales. Gross profit as a percentage of net sales for the year ended December 31, 2011 was 54.7% compared to 55.2% in 2010. The decrease in gross profit as a percentage of sales in 2011 is principally the result of a larger portion of revenue being driven from the company’s Tempe operations which carry a lower gross margin.

Selling, general and administrative expenses

Selling, general and administrative expense decreased approximately $4.5 million during the year ended December 31, 2011 compared to the same period in 2010 due principally to non-cash stock compensation issued to management in January 2010 totaling approximately $3.8 million and $0.3 million in direct acquisition costs incurred in acquiring ACI-Tempe in 2010. Ignoring these one-time 2010 charges, selling, general and administrative expense decreased approximately $0.4 million during the year ended December 31, 2011 compared to the same period in 2010. Advertising and marketing costs increased $0.2 million, costs associated with exploring new business acquisitions increased and employee benefits increased $0.1 million. These increases were more than offset by lower overhead costs at the Tempe location as the consolidated production in two locations from three in the latter half of 2011.

Income from operations

Income from operations for the year ended December 31, 2011 was $26.6 million compared to $20.4 million for the year ended December 31, 2010, an increase of $6.2 million. This increase primarily was the result of increased net sales and other factors described above.

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

American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million) and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations we reclassified a number of trucks, trailers and a warehouse from property, plant and equipment to assets held for sale. In connection with this, we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense. During the year ended 2010, we wrote down the value of goodwill by

$35.5 million and the value of its trade name by $3.3 million. In all cases the write downs were triggered by a significant deterioration in American Furniture’s operations and profitability caused by an unprecedented drop in the promotional furniture market and demand for its product. The combination of increased unemployment, together with significant decreases in home purchases and availability of consumer credit has created the worst market for promotional furniture sales over the last two years than has been experienced over the last two decades. The remaining noncurrent assets subject to fair value testing at American Furniture are its trade name, totaling approximately $0.6 million and property and equipment of $0.5 million. We do not anticipate any further write downs to American Furniture’s assets going forward.

American Furniture implemented a revised standard costing system in the year 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales as well as re-classifying certain manufacturing related expenses including rent, insurance, utilities and workers compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to timely react to changes in supply costs, product demand and overall price structure going forward which in turn should eliminate the accumulation of lower margin product, allow for more advantageous product procurement and allow for proper utilization of available assets. The results of operations for the years ended December 31, 2010 and 2009 include the necessary reclassifications of costs between selling general and administrative expenses and cost of sales in order to make them consistent with the 2011 presentation.

We believe that with the impairment charges behind us, the elimination of the trucking division and the activation and optics supplied by the new standard cost system and associated reporting, American Furniture is in a better position than it has been in the last two years, is poised to take back a portion of the product margin it has lost over the past two years and is better situated to absorb available market share, where it makes economic sense in a troubled market, with the backing of CODI as their creditor and majority owner.

Results of Operations

The table below summarizes the results of operations for American Furniture for the fiscal years ending December 31, 2011, 2010 and 2009. We purchased a controlling interest in American Furniture on August 31, 2007.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales	$105,345	$136,901	$141,971
Cost of sales	101,030	121,558	121,489

Gross profit	4,315	15,343	20,482
Selling, general and administrative expenses	9,549	10,913	10,937
Management fees	125	500	375
Amortization of intangibles	2,108	2,183	2,683
Impairment expense	27,769	38,835	—

Income (loss) from operations	$(35,236)	$(37,088)	$6,487

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 decreased approximately $31.6 million or 23.1% over the corresponding period in 2010. Stationary product net sales decreased $19.0 million for the period while motion and recliner sales decreased $11.0 million. Occasional chairs, accent tables and rug sales decreased $1.2 million in 2011 compared to 2010. The decrease in product sales is the result of the softer furniture retail environment, especially in the more expensive product categories, such as our motion products, and the increasing presence of Asian import product which often offers a better overall value proposition to customers. The decrease in net sales of recliners, chairs, tables and rugs in 2011 is due to an overall weaker retail market for promotional furniture offerings in 2011 than in 2010. The promotional retail furniture market continues to be impacted by downward pressure from lower consumer spending on new furniture due principally to the limited access to credit available to new home buyers. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. In addition, the weak domestic overall economic environment coupled with high unemployment has had a significant negative effect on the promotional furniture market due to the impact it has had on the consumer who purchases our product. Sales to Value City, American Furniture’s largest customer, decreased approximately $20 million in fiscal 2011 compared to 2010 as Value City restructured their core retail product offerings and began sourcing product from a small lower cost manufacturer.

Cost of sales

Cost of sales decreased by approximately $20.5 million in the year ended December 31, 2011 compared to the same period of 2010 due principally to a corresponding decrease in sales. Gross profit as a percentage of sales was 4.1% in the year ended December 31, 2011 compared to 11.2% in the corresponding period in 2010. The decrease in gross profit as a percentage of sales of approximately 710 basis points in 2011 is attributable to: (i) a $1.6 million charge to write-down inventory, reflecting excess overhead absorption based on a revaluation in connection with revising standard costs, (ii) a $1.7 million charge related to inventory obsolescence for slow moving inventory, (iii) reduced selling prices on products in the second half of the year due to cost pressures from our customers and aggressive competitor pricing and (iv) unfavorable overhead absorption rates compared to 2010 due to the significant decrease in sales and manufacturing volume. A number of cost saving initiatives have recently been put in place, including facility consolidation and the outsourcing of internal trucking operations and frame cutting.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2011, decreased approximately $1.4 million compared to the same period of 2010. This decrease is primarily due to decreases in insurance expense ($0.2 million), bad debt expense ($0.8 million), commission expense ($0.4 million) and other administrative costs ($0.4 million) as a result of decreases in net sales. These decreases were offset in part by increases in professional fees ($0.8 million) due primarily to consulting fees associated with the implementation of a revised standard cost system and operational directives.

Impairment expense

American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million) and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations, we reclassified a number of trucks, trailers and a warehouse from property, plant and equipment to assets held for sale. In connection with this, we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense. We incurred an impairment charge at American Furniture in 2010 totaling $38.8 million, reflecting a goodwill charge totaling $35.5 million and a trade name charge totaling $3.3 million.

Income (loss) from operations

Loss from operations totaled approximately $35.2 million for the year ended December 31, 2011 compared to a loss from operations of approximately $37.1 million for the same period in 2010 due to the factors described above.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Net sales

Net sales for the year ended December 31, 2010 decreased approximately $5.1 million or 3.6% over the corresponding period in 2009. Stationary product net sales were flat for the period while motion and recliner sales decreased $4.6 million. Occasional chairs, accent tables and rug sales decreased $0.4 million in 2010 compared to 2009. The decrease in motion product sales ($4.0 million) is the result of the softer retail environment in the more expensive product categories such as our motion products and the increasing presence of Asian import product which often offers a better overall value proposition to customers. The more modest decrease in net sales of recliners, chairs, tables and rugs in 2010 are due to an overall weaker retail market for furniture in 2010 than in 2009.

Cost of sales

Cost of sales increased by approximately $0.1 million in the year ended December 31, 2010 compared to the same period of 2009. Gross profit as a percentage of sales was 11.2% in the year ended December 31, 2010 compared to 14.4% in the corresponding period in 2009. The decrease in gross profit as a percentage of sales of approximately 320 basis points in 2010 is attributable to business interruption insurance proceeds recorded in 2009 which accounts for about a third of the year over year increase. Excluding the insurance proceeds in 2009 gross profit decreased approximately 200 basis points in 2010. The remainder of this decrease in gross profit as a percentage of revenue is the result of increased raw material cost of 160 basis points with the remainder of the increase principally resulting from increases in ocean cargo shipping rates incurred in 2010 especially in conjunction with the increased number of cut and sewn kits being imported from China.

Selling, general and administrative expense

Selling, general and administrative expense for the years ended December 31, 2010 and 2009 were approximately $10.9 million. American Furniture experienced decreases in insurance expense ($0.4 million), commission expense ($0.3 million)

and other administrative costs ($0.2 million) in the year ended December 31, 2010 compared to the same period in 2009, as a result of decreases in net sales. These fiscal 2010 decreases were offset in part by increases in bad debt expense ($0.5 million) and advertising expense ($0.4 million). The increase in bad debt expense is due to write offs of two retailer’s balances.

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

As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the leading market share position in recreational markets for hands-free hydration packs and the leading market share position for reusable water bottles in specialty channels. CamelBak is also the dominant supplier of hydration packs to the military, with a leading market share in post-issue hydration packs. Over its more than 20-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and warfighters. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.

On August 24, 2011, we made loans to, and purchased a controlling interest in, CamelBak for approximately $258.6 million, representing approximately 90% of the equity in CamelBak.

Pro Forma Results of Operations

The table below summarizes the pro-forma results of operations for CamelBak for the full fiscal years ended December 31, 2011 and 2010. We acquired CamelBak on August 24, 2011. The following operating results are reported as if we acquired CamelBak on January 1, 2010.

	Year ended December 31,
(in thousands)	2011 (Pro-forma)	2010 (Pro-forma)

Net sales	$141,286	$122,214
Cost of sales (a)	82,999	70,617

Gross profit	58,287	51,597
Selling, general and administrative expenses (b)	30,475	28,144
Management fees (c)	500	500
Amortization of intangibles (d)	9,313	9,512

Income from operations	$17,999	$13,441

Pro-forma results of operations of CamelBak for the annual periods ended December 31, 2011 and 2010 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the year ended December 31, 2011 does not include $6.1 million of amortization expense associated with the inventory fair value step-up recorded in 2011 as a result of and derived from the purchase price allocation in connection with our purchase of CamelBak.
(b)	Selling, general and administrative costs were reduced by approximately $7.0 million in the year ended December 31, 2011, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager.
(d)	An increase in amortization of intangible assets totaling $5.6 million in 2011 and $7.4 million in 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of CamelBak.

Pro Forma Year Ended December 31, 2011 Compared to the Pro Forma Year Ended December 31, 2010.

Net sales

Net sales for the year ended December 31, 2011 were approximately $141.3 million, an increase of $19.1 million, or 15.6%, compared to the same period in 2010. The increase in net sales during 2011 is the result of increased sales (on a gross basis) in Hydration Packs ($10.0 million), Bottles ($13.0 million), and Accessories ($2.2 million). These increased sales were offset in part by a decrease in Glove sales aggregating $6.0 million during the year ended December 31, 2011 compared to the same period in 2010. The increased sales of Hydration Packs, Bottles and Accessories is attributable to the successful launch of CamelBak’s new reservoir “Antidote” in 2011 (CamelBak’s new reservoir included in its 2011 recreational Hydration Pack line), the expansion of offerings in Bottles and the continued expansion in its customer base, including new and existing customers. The decrease in Glove sales during the current year is attributable to less direct contract sales to the U.S. military resulting, in part, from a drawdown of U.S. combat troops overseas. Sales of Hydration Packs and Bottles represented approximately 75% of gross sales for the year ended December 31, 2011 compared to approximately 68% for the same period in 2010. Military sales represented approximately 41% of gross sales for the year ended December 31, 2011 compared to 42% for the same period in 2010.

Cost of sales

Cost of sales for the year ended December 31, 2011 were approximately $83.0 million compared to approximately $70.6 million in the same period of 2010. The increase of $12.4 million is due principally to the corresponding increase in sales. Gross profit as a percentage of net sales decreased from 42.2% for the year ended December 31, 2010 to 41.3% for the same period ended December 31, 2011. The decrease is attributable to: (i) increases in duty charges in 2011 as a result of a one-time benefit, due to a customs ruling on CamelBak’s behalf, received in 2010; (ii) price increases from suppliers in 2011 for raw materials, particularly resins and fabric, not reflected in customer pricing, and (iii) expedited freight costs due to a supplier capacity constraint in 2011 not reflected in customer pricing. CamelBak management has taken steps to rectify these capacity issues, which should mitigate these charges in the future.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2011 increased to approximately $30.5 million or 21.6% of net sales compared to $28.1 million or 23.0% of net sales for the same period of 2010. The $2.3 million increase in selling, general and administrative expenses incurred during the year ended December 31, 2011, compared to the same period in 2010 is attributable to: (i) increases in advertising and marketing costs ($0.5 million); (ii) increased research and development costs ($0.4 million), and (iii) increased bad debt expense ($0.4 million), with the balance of the increase due to increased infrastructure costs such as personnel costs and benefits, and general overhead necessary to support expansion initiatives in connection with current and anticipated increased sales volume.

Income from operations

Income from operations for the year ended December 31, 2011 increased approximately $4.6 million to $18.0 million compared to the same period in 2010, which reflected income from operations totaling $13.4 million, based principally on the factors described above.

ERGObaby

Overview

ERGObaby, with headquarters in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally in approximately 50 countries. ERGObaby has two main product lines: baby carriers and accessories.

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

On November 18, 2011, ERGObaby acquired Orbit Baby. Orbit Baby produces and markets a premium line of stroller travel systems. Orbit Baby’s high-quality products include car seats, strollers and bassinets that are interchangeable using a patented hub ring. The results of operations for ERGObaby for the year ended December 31, 2011 include Orbit Baby’s operating results from the date of its acquisition only with aggregate net sales totaling approximately $0.8 million and loss from operations totaling approximately $0.1 million.

Pro Forma Results of Operations

The table below summarizes the pro-forma results of operations for ERGObaby for the full fiscal years ended December 31, 2011, 2010 and 2009. We acquired ERGObaby on September 16, 2010. The following operating results are reported as if we acquired ERGObaby on January 1, 2009.

	Year ended December 31,
(in thousands)	2011 (Pro-forma)	2010 (Pro-forma)	2009 (Pro-forma)

Net sales	$44,327	$34,472	$22,767
Cost of sales (a)	15,645	10,833	6,055

Gross profit	28,682	23,639	16,712
Selling, general and administrative expenses (b)	17,998	11,985	7,976
Management fees (c)	500	500	500
Amortization of intangibles (d)	1,828	1,715	1,716

Income from operations	$8,356	$9,439	$6,520

Pro-forma results of operations of ERGObaby for the annual periods ended December 31, 2011, 2010 and 2009 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the years ended December 31, 2011 and 2010 do not include $0.5 million and $3.8 million, respectively, of amortization expense recorded in each of those years associated with the inventory fair value step-ups as a result of and derived from the purchase price allocation in connection with our purchase of ERGObaby.
(b)	Selling, general and administrative costs were reduced by approximately $10.0 million in the year ended December 31, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents the full amount of management fees that would have been payable to the Manager in 2010 and 2009.
(d)	An increase in amortization of intangible assets totaling $1.2 million in 2010 and $1.7 million in 2009 as a result of and was derived from the purchase price allocation in connection with our acquisition of ERGObaby.

Pro forma Year Ended December 31, 2011 Compared to the Pro forma Year Ended December 31, 2010.

Net sales

Net sales for the year ended December 31, 2011 were $44.3 million, an increase of $9.9 million or 28.6% compared to the same period in 2010. Domestic sales were approximately $16.1 million for the year ended December 31, 2011 compared to approximately $15.4 million in the same period for 2010 as the number of domestic retail outlets for the company’s products increased from 863 in 2010 to over 900 in 2011 and the net sales attributable to Orbit Baby ($0.8 million) from its date of acquisition were included. International sales increased to $28.2 million for the year ended December 31, 2011 compared to $19.0 million in the same period in 2010. The increase of $9.2 million was primarily attributable to increased sales to distributors in Asia and the addition of twelve new international distributors in 2011 expanding ERGObaby’s presence into more than 32 additional countries. Baby carriers represented 87% of total net sales in 2011 and 2010 (excluding Orbit Baby). The remaining net sales in each of the years ended December 31, 2011 and 2010 reflects accessory sales.

Cost of sales

Cost of sales for the year ended December 31, 2011 increased to $15.6 million from $10.8 million in the same period in 2010. The increase is due to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 68.6% for the year ended 2010 to 64.7% for 2011. The decrease is attributable to a change in the product sales mix, and a shift in customer mix which produced less favorable gross margins. Throughout 2011 there was an increase in the sales of organic and sport baby carriers versus standard baby carriers. The dollar margins are similar but the non-standard baby carriers have a higher cost and thus an overall 8% lower gross profit percentage than standard baby carriers. In addition, much of the sales growth in 2011 was in sales to international distributors which have a lower selling price point than wholesale and online customers, further reducing the 2011 gross profit percentage. Lastly, ERGObaby experienced an increase in production costs from its factories of approximately 9% on their standard carriers and infant insert line from its factory suppliers during 2011. Management has expanded the supply chain to moderate such cost impact in the future.

Selling, general and administrative expenses

Selling, general and administrative expense for the year ended December 31, 2011 increased $6.0 million to approximately $18.0 million or 40.6% of sales versus $12.0 million or 34.8% of sales for 2010. Fiscal 2011 marked the first full year of results reflecting the investment made in brand development and the overhead infrastructure necessary for ERGObaby to grow. Specifically, substantial increases in costs during the year ended December 31, 2011 were associated with marketing initiatives concentrated in market research and in media and internet advertising programs ($1.7 million), and increased professional fees ($1.6 million) from consulting fees related to the ERP implementation, increased legal expenses and costs incurred in recruiting the senior management team. Lastly, there was a significant increase in personnel expenses for the year ended December 31, 2011 compared to the same period in 2010 ($2.9 million) associated with hiring 10 new management team members and related stock option expense, bonuses and benefits. Selling, general and administrative costs directly attributable to Orbit Baby totaled approximately $0.5 million in 2011.

Amortization of intangibles

Amortization expense increased approximately $0.1 million for the year ended December 31, 2011 compared to 2010 due to intangible amortization charges recognized in connection with the purchase of Orbit Baby in November 2011.

Income from operations

Income from operations for the year ended December 31, 2011 decreased approximately $1.1 million to $8.4 million compared to the corresponding period in 2010 based principally on a decrease in gross profit margins, increased selling, general and administrative costs and other factors described above.

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

Fox

Overview

Fox, headquartered in Scotts Valley, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and powered vehicles, which include: snowmobiles, motorcycles, all-terrain vehicles ATVs, and other off-road vehicles.

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

Fox sells to approximately 160 OEM and approximately 7,000 Aftermarket customers across its market segments. In each of the years 2011, 2010 and 2009, approximately 80%, 78% and 76% of net sales were to OEM customers. The remaining net sales were to Aftermarket customers. Sales of suspension components to the bicycle sector represent a significant majority of both OEM and Aftermarket sales in each of the years ended December 31, 2011, 2010 and 2009.

Results of Operations

The table below summarizes the results of operations of Fox for the fiscal years ending December 31, 2011, 2010 and 2009. We purchased a controlling interest in Fox on January 4, 2008.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales	$197,740	$170,983	$121,519
Cost of sales	140,850	122,373	87,038

Gross profit	56,890	48,610	34,481
Selling, general and administrative expenses	28,587	23,317	18,231
Management fees	500	500	375
Amortization of intangibles	5,217	5,217	5,217

Income from operations	$22,586	$19,576	$10,658

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 increased approximately $26.8 million, or 15.6%, versus the corresponding period in 2010. OEM sales increased $23.7 million to $157.9 million for the year ended December 31, 2011 compared to $134.2 million for the same period in 2010. The increase in OEM net sales is attributable to increases in sales in the mountain biking sector totaling $5.9 million and increases in sales in the powered vehicles sector totaling approximately $17.8 million. The increase in OEM sales in the mountain biking sector during the year ended December 31, 2011 is due to strong sales of the new model year product and the impact of inventory replenishment at the OEMs during the first quarter of 2011 that did not occur during 2010. The significant increase in OEM sales in the powered vehicle sector during 2011 is principally the result of an increase in sales of suspension components to the ATV and off-road markets. Aftermarket sales increased approximately $3.1 million to $39.9 million for the year ended December 31, 2011 compared to $36.8 million in the same period in 2010. This increase is attributable to increases in net sales in the mountain biking sector ($2.1 million) and the powered vehicle sector ($1.0 million).

International OEM and Aftermarket sales were $129.9 million in 2011 compared to $113.6 million in 2010, an increase of $16.3 million or 14.3%.

Cost of sales

Cost of sales for the year ended December 31, 2011 increased approximately $18.5 million, or 15.1%, compared to the corresponding period in 2010. The increase in cost of sales is attributable to the increase in net sales for the same period. Gross profit as a percentage of sales is approximately 28.8% for the year ended December 31, 2011 compared to 28.4% for the same period in 2010. The 0.4% increase in gross profit as a percentage of sales during the year ended 2011 is attributable to efficiencies achieved in connection with the increased production volume during 2011. This was offset in part by an unfavorable product and customer mix compared to 2010, increased raw material commodity costs and unfavorable foreign exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2011 increased approximately $5.3 million over the corresponding period in 2010. This increase in fiscal 2011 is the result of increases in; (i) sales and marketing costs ($1.3 million), (ii) engineering costs ($1.7 million), and (iii) other administrative costs, largely personnel related ($1.8 million), compared to 2010, principally to support the significant growth in the powered sports and mountain biking sector and associated increase in sales. Selling, general and administrative costs were 14.5% of net sales for the year ended December 31, 2011 compared to 13.6% of net sales in 2010.

Income from operations

Income from operations for the year ended December 31, 2011 increased approximately $3.0 million to $22.6 million compared to the corresponding period in 2010, based principally on the significant increase in net sales, offset in part by the increases in selling, general and administrative costs, as described above.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Net sales

Net sales for the year ended December 31, 2010 increased approximately $49.5 million, or 40.7%, versus the corresponding period in 2009. OEM sales increased $41.7 million to $134.2 million for the year ended December 31, 2010 compared to $92.5 million for the same period in 2009. The increase in OEM net sales is attributable to increases in sales in the mountain biking sector totaling $28.8 million and increases in sales in the powered vehicles sector totaling approximately $12.9 million. The increase in sales in the mountain biking sector during the year ended December 31, 2010 is due to the rebound from the impact of the global economic recession experienced in 2009 which had created excess capacity in the industry. The increase in sales to the powered vehicle sector during 2010 is the result of an increase in sales of suspension components to the ATV and off-road markets. Aftermarket sales increased approximately $7.8 million to $36.8 million for the year ended December 31, 2010 compared to $29.0 million in the same period in 2009. This increase is largely attributable to increases in net sales in the powered vehicles sector ($5.0 million).

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

HALO acquired the promotional products distributor Logos Your Way in October 2011.

HALO acquired Goldman Promotions, a promotional products distributor, in April 2008, the promotional products distributor division of Eskco, Inc., in November 2008, the promotional products distributor AdNov in March 2009 and Relay Gear in February 2010.

Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and substantially all of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.

Results of Operations

The table below summarizes the results of operations for HALO for the fiscal years ending December 31, 2011, 2010 and 2009. We purchased a controlling interest in HALO on February 28, 2007.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales	$170,894	$159,940	$139,317
Cost of sales	103,095	97,264	84,883

Gross profit	67,799	62,676	54,434
Selling, general and administrative expenses	55,830	54,887	48,714
Management fees	500	500	375
Amortization of intangibles	2,435	2,419	2,498

Income from operations	$9,034	$4,870	$2,847

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 were $170.9 million, compared to $159.9 million for the same period in 2010, an increase of $11.0 million or 6.8%. Sales increases attributable to accounts acquired in 2011 accounted for approximately $2.7 million of the increased sales in 2011. Sales to existing customer accounts increased $8.3 million during the year ended 2011 compared to the same period in 2010. The increase in net sales for the year ended December 31, 2011 compared to the same period in 2010 is primarily attributable to increased sales to existing customers as a result of improving macro-economic conditions in 2011 and, to a lesser extent, the development of several new significant customers and the replacement of account executives with new account executives that, on average, generated larger sales.

Cost of sales

Cost of sales for the year ended December 31, 2011 increased approximately $5.8 million compared to the same period in 2010. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 39.7% and 39.2% of net sales for the years ended December 31, 2011 and 2010, respectively. The slight increase in gross profit as a percentage of sales in 2011 is due to a favorable sales mix in 2011 compared to 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2011, increased approximately $0.9 million compared to the same period in 2010. Approximately $1.8 million of litigation settlement proceeds are reflected as a reduction to selling, general and administrative costs for the year ended December 31, 2011. Excluding the impact of the settlement proceeds, selling, general and administrative expenses increased approximately $2.7 million in the year ended December 31, 2011 compared to the same period in 2010. This increase is largely the result of increases in direct sales commission expense and incentives in 2011 ($1.7 million) as a result of the increase in net sales over 2010, increases in administrative payroll ($1.3 million) to support the increased sales volume in 2011 offset in part by a decrease in group health insurance expense ($0.5 million).

Income from operations

Income from operations increased approximately $4.2 million for the year ended December 31, 2011 compared to the same period in 2010 due principally to the increase in net sales to existing customers offset in part by higher selling, general and administrative costs, as described above.

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

Liberty Safe

Overview

Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods and home improvement retail outlets (“Non-Dealer sales”). Liberty has the largest independent dealer network in the industry.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

Pro Forma Results of Operations

The table below summarizes the pro-forma results of operations for Liberty Safe for the full fiscal years ended December 31, 2011, 2010 and 2009. We acquired Liberty Safe on March 31, 2010. The following operating results are reported as if we acquired Liberty Safe on January 1, 2009.

	Year ended December 31,
(in thousands)	2011	2010 (Pro-forma)	2009 (Pro-forma)

Net sales	$82,222	$64,899	$73,839
Cost of sales (a)	61,563	48,404	54,081

Gross profit	20,659	16,495	19,758
Selling, general and administrative expenses (b)	10,646	8,092	8,211
Management fees (c)	500	500	500
Amortization of intangibles (d)	5,177	5,177	5,160

Income from operations	$4,336	$2,726	$5,887

Pro-forma results of operations of Liberty Safe for the years ended December 31, 2010 and 2009 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the year ended December 31, 2010 does not include $0.4 million of amortization expense associated with the inventory fair value step-up recorded in 2010 as a result of and derived from the purchase price allocation in connection with our purchase of Liberty.
(b)	Selling, general and administrative costs were reduced by approximately $1.6 million in the year ended December 31, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents the full amount of management fees that would have been payable to the Manager in 2010 and 2009.
(d)	An increase in amortization of intangible assets totaling $1.3 million and $2.9 million in 2010 and 2009, respectively. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Liberty.

Year Ended December 31, 2011 Compared to the Pro Forma Year Ended December 31, 2010.

Net sales

Net sales for the year ended December 31, 2011 increased approximately $17.3 million or 26.7% compared to the corresponding year ended December 31, 2010. Non-Dealer sales were approximately $49.9 million in the year ended December 31, 2011 compared to $40.3 million in the same period in 2010, representing an increase of $9.6 million or 23.8%. Dealer sales totaled approximately $32.3 million in the twelve months ended December 31, 2011 compared to $24.6 million in the same period in 2010, representing an increase of $7.7 million or 31.3%. The significant increase in Non-Dealer sales in 2011 is the result of increased sales in the sporting goods channel ($7.4 million) and the farm and fleet channel ($4.0 million), offset in part by the loss of a club account to an import product line ($2.1 million) and a decline in the home improvement channel ($0.3 million). The sporting goods channel increases are the result of Liberty Safe being the sole supplier to two major accounts that offered robust sales promotions during the year ended 2011 resulting in higher retail sales. The farm and fleet channel increase is attributable to fulfilling a significant number of backorders and increased sell through at retail driven by a robust co-op advertising campaign. The increase in Dealer sales is due, in large part, to sales generated by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level. We expect Non-Dealer and Dealer sales to remain strong through 2012 as Liberty will continue its national advertising campaign.

Cost of sales

Cost of sales for the year ended December 31, 2011 increased approximately $13.2 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.1% and 25.4% of net sales for the years ended December 31, 2011 and December 31, 2010, respectively. The slight decrease in gross profit as a percentage of sales of 0.3% for the year ended December 31, 2011 compared to 2010 is primarily attributable to higher commodity costs (steel) and higher transportation costs (fuel) which were substantially offset by a price increase by Liberty effective July 1, 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2011, increased approximately $2.6 million compared to the same period in 2010. This increase is principally the result of increases in the following costs to support the significant increase in sales: (i) commission expense ($0.7 million), (ii) co-op advertising ($0.3 million) and the ongoing successful national radio ad campaign ($0.5 million) (iii) costs associated with increased headcount and rising benefit costs ($0.8 million) to support the increase in net sales and (iv) other miscellaneous cost increases ($0.3 million).

Income from operations

Income from operations increased $1.6 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 based on the factors described above, particularly the increase in net sales.

Pro Forma Year Ended December 31, 2010 Compared to the Pro Forma Year Ended December 31, 2009

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

Income from operations

Income from operations decreased $3.2 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 based on the factors described above, particularly the decline in net sales

Tridien

Overview

Tridien Medical (formerly known as Anodyne Medical Device, Inc.), (“Tridien”), headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.

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

Results of Operations

The table below summarizes the results of operations for Tridien for the fiscal years ending December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales	$55,854	$61,101	$54,075
Cost of sales	41,216	43,183	37,982

Gross profit	14,638	17,918	16,093
Selling, general and administrative expenses	7,958	7,646	6,947
Management fees	350	350	263
Amortization of intangibles	1,315	1,909	1,483

Income from operations	$5,015	$8,013	$7,400

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 were approximately $55.9 million compared to approximately $61.1 million for the same period in 2010, a decrease of $5.2 million or 8.6%. Sales of non-powered products (including patient positioning devices) totaled $44.9 million during the year ended December 31, 2011 representing a decrease of $3.3 million compared to the same period in 2010. Non-powered sales represented approximately 80% of net sales in 2011; essentially unchanged compared with 2010 (79%). Sales of powered products totaled $11.0 million during the year ended December 31, 2011, which reflects a $2.0 million decrease when compared to the same period in 2010. Powered sales represented approximately 20% and 21% of net sales for 2011 and 2010. The decrease in overall sales in 2011 reflects (i) price concessions made in 2011 in order to secure long-term commitments from two of our largest customers, and (ii) a large non-recurring order in 2010 not replicated in 2011. The industry showed signs of stability and recovery during the 2011 fiscal year and we currently expect that trend to continue into fiscal 2012.

Cost of sales

Cost of sales decreased approximately $2.0 million for the year ended December 31, 2011 compared to the same period in 2010. Gross profit as a percentage of sales was 26.2% for the year ended December 31, 2011 compared to 29.3% in the corresponding period in 2010. The decrease in gross profit as a percentage of sales was primarily due to cost pressures from large key customers resulting in price reductions and lower margins (3.4%). Tridien opened a new manufacturing facility in April 2011 which has allowed them to expand capacity while reducing freight costs and manufacturing lead times. This investment had a 1.3% unfavorable impact on its margins in 2011. These increases were offset in part by a favorable product mix in 2011 and positive productivity initiatives realized in 2011, each as compared to 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2011 approximated the fiscal 2010 expense.

Amortization expense

Amortization expense for the year ended December 31, 2011 decreased approximately $0.6 million compared to the same period in 2010. This decrease is entirely due to a write down of an intangible asset (ongoing favorable supplier agreement) in 2010 that management did not expect to benefit from in the future.

Income from operations

Income from operations decreased approximately $3.0 million to $5.0 million for the year ended December 31, 2011 compared to the same period in 2010, principally as a result of the decrease in net sales together with the decreased margin.

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

Liquidity and Capital Resources

For the year ended December 31, 2011, on a consolidated basis, cash flows provided by operating activities totaled approximately $91.4 million, which reflects the results of operations of all eight of our businesses (including Staffmark) during the year ended December 31, 2011. Consolidated net income of $72.8 million in 2011 coupled with $25.0 million in positive cash flow attributable to working capital was offset by non-cash charges aggregating approximately $5.9 million included in consolidated net income for the year. Significant non-cash charges in 2011 include (i) depreciation and amortization – $49.1 million; (ii) supplemental put expense – $11.8 million and; (iii) impairment charges at American Furniture – $27.8 million offset by the gain recorded on the sale of Staffmark of $88.6 million. Cash flows provided by operations in 2010 totaled approximately $44.8 million. The $46.5 million increase in operating cash flow is attributable to an increase in sales and operating income at our subsidiary operating segments with the exception of American Furniture.

Cash flows used in investing activities totaled approximately $86.6 million for the year ended December 31, 2011, which reflects cash used for both platform and add-on acquisitions made during 2011 totaling $278.0 million together with capital expenditures at our businesses totaling $21.9 million, offset in part by proceeds from the sale of Staffmark totaling approximately $217.2 million.

Cash flows provided by financing activities in 2011 totaled approximately $114.1 million for the year ended December 31, 2011, principally reflecting: (i) $208.3 million of net proceeds from the Term Loan Facility after payment of fees and the original issue discount (ii) $19.6 million in net proceeds from a private placement of our common stock and (iii) net proceeds from non-controlling interests totaling $49.5 million in connection with the acquisitions of CamelBak and Orbit Baby. These inflows were offset in part by distributions to shareholders totaling $66.9 million and net repayment of amounts outstanding under our Prior Credit Agreement totaling $96.0 million.

At December 31, 2011, we had approximately $132.4 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.

At December 31, 2011 we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $66.8 million;

•	American Furniture — $14.9 million;

•	CamelBak — $136.8 million;

•	ERGObaby — $58.3 million;

•	Fox — $15.3 million;

•	Halo — $42.2 million;

•	Liberty — $40.1 million; and

•	Tridien — $1.3 million.

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. As of December 31, 2011, American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2011 is approximately $5.8 million. At December 31, 2011 ERGObaby incurred capital expenditures in excess of the maximum allowable amount provided for in their credit agreement with us. We provided ERGObaby with a waiver, with respect to their non-compliance with this covenant as of December 31, 2011. Other than described above, all of our businesses are in compliance with their financial covenants with us as of December 31, 2011.

Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Facility; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A liability of approximately $49.5 million is reflected in our consolidated balance sheet, which represents our estimated liability for this obligation to our Manager at December 31, 2011. A portion of the liability is recorded as a current liability ($13.7 million) which reflects the amount due CGM for the profit allocation from the sale of Staffmark. During the year ended December 31, 2011 we paid CGM $6.9 million which represented the contribution-based profit due on the fifth anniversary date of the acquisition of Advanced Circuits.

The following table provides the contribution-based profit for each of the businesses we control at December 31, 2011 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

(in thousands)	Contribution- based profit allocation accrual at Dec. 31, 2011	Quarter End of Fifth Anniversary Date of Acquisition

Advanced Circuits	$947	June 30, 2016
American Furniture	(9,593)	September 30, 2012
CamelBak	(1,708)	September 30, 2016
ERGObaby	218	September 30, 2015
FOX	3,679	March 31, 2013
HALO	736	March 31, 2012
Liberty	(116)	March 31, 2015
Tridien	(180)	September 30, 2016

Total contribution-based profit portion	$(6,017)
Estimated gain on sale portion	41,831
Staffmark profit allocation	13,675

Total supplemental put liability	$49,489

We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months.

On October 17, 2011, we sold our majority owned subsidiary, Staffmark, for a total enterprise value of $295 million. Our share of the net proceeds, received at closing, after accounting for the redemption of Staffmark’s noncontrolling holders and the payment of transaction expenses totaled approximately $217.2 million. In addition, approximately $11.2 million, representing our portion of the sale proceeds, were escrowed. Approximately $2.7 million of these escrow proceeds relating to a working capital reserve were released to us in January 2012. The remaining escrow funds are expected to be released at different dates over a period one to three years from the date of sale. We reserved approximately $2.4 million against these proceeds, representing the portion of the escrowed proceeds that we believe we will not eventually receive. We also provided for a time-value-of-money discount of approximately $1.3 million against these escrow proceeds. We also received an additional $2.3 million for our portion of the working capital true-up in January 2012. We also expect to receive sometime in 2012, an additional approximate $2.3 million representing our portion of the income tax refund for the taxable loss generated during the ownership period in 2011. We in total expect to have received funds of $229.3 million for the sale of Staffmark. The profit allocation due to the Company’s Manager for this sale is approximately $13.7 million, which is expected to be paid in the first quarter of 2012 and which amount has been previously expensed and is currently reflected in the short term portion of our supplemental put accrual. We recognized a gain totaling approximately $88.6 million in the year ending December 31, 2011 as a result of the sale of Staffmark which is reflected in our consolidated statement of operations as a component of discontinued operations.

On October 27, 2011, we entered into a new $515 million Credit Facility, with an optional $135 million increase, from a group of lenders that replaced our Prior Credit Agreement. This Credit Facility replaced a previous agreement which included a $340 million Prior Revolving Credit Facility that expired in December 2012 and a $72.5 million Prior Term Loan Facility that expired in December 2013.

The Credit Facility provides for (i) a Revolving Credit Facility of $290 million, and (ii) a $225 million Term Loan Facility. The term loans were issued at an original issuance discount of 96%. The Term Loan Facility requires quarterly payments of approximately $0.56 million commencing March 31, 2012 with a final payment of all remaining principal and interest due in October 2017. All amounts outstanding under the Revolving Credit Facility will become due in October 2016. The Credit Facility also permits us to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $135 million, subject to certain restrictions, lender approval and market demand. The proceeds of the Term Loan Facility and advances under the Revolving Credit Facility were, or will be, as applicable, used; (i) to refinance certain existing indebtedness of the Company pursuant to our Prior Credit Agreement, originally dated as of November 21, 2006, as amended, (ii) to pay fees and expenses arising in connection with the Credit Facility, (iii) to fund acquisitions of additional businesses, (iv) to fund permitted distributions, (v) to fund loans to our subsidiaries and (vi) for other general corporate purposes.

Advances under the Revolving Credit Facility can be either base rate loans or LIBOR loans. Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period and (iii) the sum of the applicable LIBOR rate plus 1.00%, plus a margin ranging from 2.00% to 3.00% based upon the Total Debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period. LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR, for the relevant period plus a margin ranging from 3.00% to 4.00% based on the Total Debt to EBITDA Ratio

The Term Loan Facility bears interest at a combination of a variable LIBOR rate for the relevant period plus 6.00% for the portion of the Term Loan Facility comprised of LIBOR loans and a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, (iii) the sum of the applicable LIBOR rate plus 1.00% and (iv) 2.50%, plus 5.00% for the portion of the Term Loan Facility comprised of base rate loans. The LIBOR rate for term loans is subject to a floor of 1.5%.

We are required to pay (i) commitment fees equal to 1% per annum of the unused portion of the Revolving Credit Facility, (ii) quarterly letter of credit fees equal to the Applicable LIBOR Margin for loans under the Revolving Credit Facility multiplied by the sum of the maximum aggregate amount available for drawing under a letter of credit plus the aggregate amount of all unreimbursed payments and disbursements under such letter of credit, (iii) letter of credit fronting fees of up to 0.25% per annum and (iv) administrative and agency fees. Upon execution of the Credit Facility, we paid approximately $6.6 million to the Agent and Lenders for administrative and closing fees and incurred an original issue discount totaling $9.0 million on the Term Loan Facility.

The Credit Facility provides for a sub-facility under the Revolving Credit Facility pursuant to which letters of credit may be issued in an aggregate amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the Revolving Loan Commitment. At December 31, 2011, we had $2.9 million in outstanding letters of credit.

The following table reflects required and actual financial ratios as of December 31, 2011 included as part of the affirmative covenants in our Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.46:1.0
Leverage Ratio	less than or equal to 3.5:1.0	0.80:1.0

The Credit Facility requires us to hedge the interest on $108 million of outstanding debt under the Term Loan Facility. We entered into the following derivative transactions on October 31, 2011:

•

On October 31, 2011 we purchased a two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps three-month LIBOR at 2.5% in exchange for a fixed payment of $0.3 million. At December 31, 2011 this interest rate cap had a fair value of $0.2 million and is reflected in other current assets on our consolidated balance sheet at with the difference between the fixed payment and its mark-to-market value reflected as a component of interest expense.

•

On October 31, 2011 we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective December 31, 2013 through December 31, 2016. The agreement requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2011 this interest rate swap had a fair value of negative $1.8 million and is reflected in other non-current liabilities with its mark-to-market value reflected as a component of interest expense.

We intend to use the availability under our Revolving Credit Facility to pursue acquisitions of additional platform and add-on businesses in 2012 and beyond, to the extent permitted under our Credit Facility, and to provide for working capital needs.

Interest Expense

We incurred interest expense totaling $12.6 million in the year ended December 31, 2011 compared to $9.7 million for the same period in 2010. The components of interest expense in each of the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Years ended December 31,
	2011	2010
Interest paid on credit facilities	$7,509	$4,496
Letter of credit fees	60	12
Amortization of original issue discount	250	—
Commitment fees	2,709	3,025
Unrealized losses on interest rate derivatives	1,933	—
Realized losses on interest rate derivatives	143	2,135
Other	39	27

Interest expense	$12,643	$9,695

Average daily balance of debt outstanding	$151,781	$108,761

Effective interest rate	8.3%	8.9%

2012 Acquisition

On March 5, 2012, AMT Acquisition Corp. (“Arnold Acquisition”), a subsidiary of us, entered into a stock purchase agreement with Arnold Magnetic Technologies, LLC (“Arnold”), and certain management stockholders pursuant to which Arnold Acquisition acquired all of the issued and outstanding equity of Arnold.

The purchase price for Arnold was $130.5 million, based on a total enterprise value of $124.2 million and $6.3 million of cash and working capital adjustments. Acquisition related costs were approximately $4.2 million. We funded the acquisition through available cash on our balance sheet and a draw of $25 million on our Revolving Credit Facility. Our initial common equity ownership in Arnold as a result of the transaction is approximately 96.7% on a primary and fully diluted basis. CGM acted as an advisor to us in the transaction and received fees and expense payments totaling approximately $1.2 million.

Based in Rochester, NY with an operating history of more than 100 years, Arnold is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, the company produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. For the year ended December 31, 2011, Arnold reported revenue of approximately $135.8 million.

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

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our Manager that requires us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increases we will incur additional supplemental put charges and vice versa when the fair value of our businesses decreases; (iv) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement (“MSA”); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Year ended December 31, 2011

	Consolidated	Corporate	Advanced Circuits	American Furniture	ERGObaby	HALO	Fox	Liberty	Tridien	CamelBak	Total
Net income (loss) before income from discontinued operations	$62,618	$66,529	$13,214	$(32,220)	$1,650	$4,451	$13,538	$(195)	$2,818	$(7,167)	$62,618

Adjusted for:
Provision (benefit) for income taxes	9,123	(82)	7,153	(5,739)	1,029	2,264	7,054	(172)	1,897	(4,281)	$9,123
Interest expense (net)	12,611	12,510	(2)	23	61	—	16	—	—	3	$12,611
Intercompany interest	—	(26,089)	5,928	2,247	4,874	2,215	1,759	4,402	300	4,364	$—
Depreciation and amortization	41,287	148	4,926	3,381	2,861	3,398	6,805	6,770	2,418	10,580	$41,287
Loss on debt exchange	2,636	2,636	—	—	—	—	—		—	—	$2,636

EBITDA	$128,275	$55,652	$31,219	$(32,308)	$10,475	$12,328	$29,172	$10,805	$7,433	$3,499	$128,275

Discontinued operations	(88,592)	(88,592)									(88,592)
(Gain) loss on sale of fixed assets	144	—	—	2	16	40	63	23	—		144
Non-controlling stockholder compensation	960	(1,175)	20	216	380	—	1,030	287	90	112	960
Acquisition charges	4,835				461					4,374	4,835
Impairment charges	27,769	—	—	27,769	—	—	—	—	—		27,769
Increase in earnout probability	(177)	—	—	—	(177)	—	—	—	—		(177)
Supplemental put	11,783	11,783	—	—	—	—	—	—	—		11,783
Management fees	16,783	13,633	500	125	500	500	500	500	350	175	16,783

Adjusted EBITDA (a)	$101,780	$(8,699)	$31,739	$(4,196)	$11,655	$12,868	$30,765	$11,615	$7,873	$8,160	$101,780

Adjusted EBITDA

Year ended December 31, 2010

	Consolidated	Corporate	Advanced Circuits	American Furniture	ERGObaby	HALO	Fox	Liberty	Tridien	Total
Net income (loss) before income from discontinued operations	$(62,352)	$(44,172)	$11,132	$(40,855)	$(2,234)	$1,298	$10,769	$(3,246)	$4,956	$(62,352)

Adjusted for:
Provision (benefit) for income taxes	9,390	(184)	5,837	(3,056)	(1,655)	881	6,210	(1,159)	2,516	$9,390
Interest expense (net)	9,674	9,637	(2)	27	12	—	—	—	—	$9,674
Intercompany interest	—	(19,700)	2,923	6,577	1,427	2,508	2,422	3,340	503	$—
Depreciation and amortization	31,380	1,017	4,470	3,340	4,442	3,401	6,365	5,412	2,933	$31,380

EBITDA	$(11,908)	$(53,402)	$24,360	$(33,967)	$1,992	$8,088	$25,766	$4,347	$10,908	$(11,908)

(Gain) loss on sale of fixed assets	313	—	303	(28)	—	—	(7)	3	42	313
Non-controlling stockholder compensation	5,901	1,050	3,774	217	46	—	524	195	95	5,901
Acquisition charges	3,797		314		1,869	59		1,555		3,797
Impairment charges	38,835	—	—	38,835	—	—	—	—	—	38,835
Earnout probability	177	—	—	—	177	—	—	—	—	177
Supplemental put	32,516	32,516	—	—	—	—	—	—	—	32,516
Management fees	15,076	12,226	500	500	125	500	500	375	350	15,076

Adjusted EBITDA (a)	$84,707	$(7,610)	$29,251	$5,557	$4,209	$8,647	$26,783	$6,475	$11,395	$84,707

(a)	Adjusted EBITDA does not include EBITDA from Staffmark from the period of January 1, 2011 through October 17, 2011 ($25.6 million) and the year ended December 31, 2010 ($35.7 million).

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash CAD. CAD is a non-GAAP measure that we believe provides additional information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. Because other entities do not necessarily calculate CAD the same way we do, our presentation of CAD may not be comparable to similarly titled measures provided by other entities. We believe that our historic and future CAD, together with our cash balances and access to cash via our debt facilities, will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010
	(unaudited)	(unaudited)
Net income (loss)	$72,812	$(44,770)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	49,109	42,120
Impairment expense	27,769	38,835
Gain on sale of Staffmark	(88,592)	—
Supplemental put expense	11,783	32,516
Loss on debt repayment	2,636	—
Noncontrolling interests and noncontrolling stockholders charges	4,270	7,637
Amortization of debt issuance costs	2,201	1,789
Unrealized loss on interest rate swap	1,822	—
Deferred taxes	(17,858)	(7,146)
Other	421	441
Changes in operating assets and liabilities	25,001	(26,581)

Net cash provided by operating activities	91,374	44,841
Plus:
Unused fee on revolving credit facility (1)	2,706	3,022
Successful acquisition expense (2)	4,658	3,974
Staffmark sale related expenses (3)	6,434	—
Changes in operating assets and liabilities	—	26,581
Less:
Changes in operating assets and liabilities	25,001	—
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	3,483	781
American Furniture	(91)	236
CamelBak	556	—
ERGObaby	996	75
Fox	1,001	877
Halo	971	554
Liberty	822	617
Staffmark	1,957	3,142
Tridien	1,474	838

Estimated cash flow available for distribution and reinvestment	$69,002	$71,298

Distribution paid in April 2011/2010	$(16,821)	$(14,238)
Distribution paid in July 2011/2010	(16,821)	(14,238)
Distribution paid in October 2011/2010	(17,388)	(14,238)
Distribution paid in January 2012/2011	(17,388)	(15,886)

	$(68,418)	$(58,600)

(1)	Represents the commitment fee on the unused portion of our Prior Revolving Credit Facility and Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs for the 2011 acquisition and 2010 acquisitions.
(3)	Represents transaction costs incurred related to the sale of Staffmark.
(4)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $10.6 million and $1.6 million of growth capital expenditures incurred during the years ended December 31, 2011 and 2010, respectively.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates substantially all of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from CamelBak are typically higher in the spring and summer months than other months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

Related Party Transactions and Certain Transactions Involving our Businesses

We have entered into the following related party transactions with our Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees

•	Sale of common stock to majority shareholder

Management Services Agreement

We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2011, 2010 and 2009, we incurred $16.8 million, $15.1 million and $12.4 million, respectively, in management fees to CGM (excludes Staffmark).

Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of our operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the MSA.

LLC Agreement

As distinguished from its provision of providing management services to us, pursuant to the MSA, CGM is the owner of 100% of the Allocation Interests in us. CGM paid $0.1 million for these Allocation Interests and has the right to cause us to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. Certain events include, but are not limited to, the dispositions of subsidiaries. In connection with the disposition of Staffmark in 2011, CGM is due a profit allocation of $13.7 million. We paid CGM $6.9 million of the supplemental put accumulated liability in fiscal 2011 related to the positive contribution-based profit allocation payment during the 30-day period following the fifth anniversary of the date upon which we acquired Advanced Circuits. No profit allocations were paid to CGM in 2010 or 2009.

Supplemental Put Agreement

Concurrent with the IPO, we and CGM entered into a Supplemental Put Agreement, which may require us to acquire the Allocation Interests, described above, upon termination of the MSA. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in us at a price based on a percentage of the increase in fair value in our businesses over our original basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the years ended December 31, 2011 and 2010 we recognized $11.8 million and $32.5 million in expense, respectively, related to the Supplemental Put Agreement and in 2009 we reversed $1.3 million in previously accrued charges.

Cost Reimbursement and Fees

We reimbursed our Manager, CGM, approximately $3.1 million, $2.8 million and $2.7 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2011, 2010 and 2009, respectively.

CGM acted as an advisor for our 2011 acquisition of CamelBak and each of our 2010 acquisitions (Liberty and ERGObaby) for which it received transaction service and expense payments in an aggregate amount of approximately $2.4 million and $1.6 million, respectively. No advisor fees were paid to CGM in 2009.

Sale of common stock to majority shareholder

In connection with the acquisition of CamelBak, we issued 1,575,000 of our common shares in a private placement at the closing price of $12.50 per share on August 23, 2011, to CMH. In addition, an affiliate of our largest shareholder purchased $45 million of 11% convertible preferred stock of CamelBak to facilitate the acquisition for which they received 652 shares of common stock of CamelBak.

We have entered into the following significant related party transactions with our businesses:

Advanced Circuits

In connection with the acquisition of Advanced Circuits by CGI in September 2005, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $3.4 million for the purchase of 136,364 shares of Advanced Circuits’ common stock. On January 1, 2006, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $4.8 million for the purchase of an additional 193,366 shares of Advanced Circuits’ common stock. The notes bore interest at 6% and interest is added to the notes. The notes were due in September 2011 and December 2011 and were subject to mandatory prepayment provisions if certain conditions were met.

In connection with the issuance of the notes as described above, Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The measurement date for determination of any potential loan forgiveness is based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2011. During each of the fiscal years 2009, 2007 and 2006, ACI accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense. Advanced Circuits had been accruing loan forgiveness over the service period measured from the issuance of the notes until the original measurement date of December 31, 2010. However, we accelerated the loan forgiveness to January 2010 and as a result, forgave a portion of the loan balance as described below. As a result Advanced Circuits reversed $0.7 million of loan forgiveness previously accrued in prior years during the year ended December 31, 2009. In addition, we recorded the amount of interest due over the original service period of the loan by increasing the loan forgiveness accrual by $1.3 million and by recording $1.1 million of interest income during the year ended December 31, 2009.

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

On December 9, 2010, we entered into an amendment to our inter-company loan agreement (the “Amendment”) with Advanced Circuits (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $40.0 million and a special short term facility of $8.7 million and to permit the proceeds thereof to fund cash distributions totaling $48.7 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including us, (ii) extend the maturity dates of the term loans under the Loan Agreement, and (iii) modify borrowing rates under the Loan Agreement. Our share of the cash distribution was approximately $38.0 million with approximately $14.6 million being distributed to ACH’s non-controlling shareholders. All other material terms and conditions of the Loan Agreement were unchanged. 96,982 stock options issued on January 12, 2011 were exercised at the time of the distribution.

American Furniture

AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases poly foam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2011, 2010 and 2009 totaled approximately $14.2 million, $17.6 million and $19.4 million, respectively.

On December 30, 2010, we entered into an amendment to our inter-company loan agreement with American Furniture wherein we contributed $50.6 million in additional equity contributions in exchange for the following:

•	$1.0 million in unpaid management fees;

•	$35.5 million in outstanding term loans; and

•	$14.1 million in outstanding revolving loans.

American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American

Furniture’s credit agreement with us. Per the maintenance agreement, as consideration for the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2011 is approximately $5.8 million.

CamelBak

In connection with the acquisition of CamelBak, an affiliate of our largest shareholder purchased $45 million in 11% convertible preferred stock of CamelBak. In connection with this purchase they received     shares of common stock of CamelBak. On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CMH ($47.7 million), our largest shareholder, and noncontrolling shareholders ($0.3 million). The redemption was funded by intercompany debt and an equity contribution from us of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for us and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.

Fox

Fox leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder, Chief Engineering Officer and non-controlling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million for each of the years ended December 31, 2011 and 2010, respectively.

On December 7, 2011 we bought 10,000 shares of Fox common stock from the former CEO and 4,500 shares of common stock from a former employee of FOX at a price per share equal to $278.10, aggregating approximately $2.8 million and $1.3 million, respectively.

Tridien

On August 8, 2009 we exchanged a note due August 15, 2009, totaling approximately $6.9 million (including accrued interest) due from Mark Bidner, the former CEO of Tridien in exchange for shares of stock of Tridien held by the Mr. Bidner. In addition, Mr. Bidner was granted an option to purchase approximately 10% of the outstanding shares of Tridien, at a strike price exceeding the exchange price, from us in the future for which Mr. Bidner exchanged Tridien stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.

On August 5, 2009 we exchanged $1.5 million in term debt due from Tridien for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Tridien.

We lease two facilities from noncontrolling shareholders of Tridien. The term of the leases are through September of 2013 and February of 2014. Tridien paid rent under these leases of approximately $0.9 million for each of the years ended December 31, 2011, 2010 and 2009.

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

The table below summarizes the payment schedule of our contractual obligations at December 31, 2011 (in thousands).

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$334,198	$22,034	$43,561	$42,861	$225,742
Capital lease obligations	476	231	245	—	—
Operating lease obligations (b)	54,660	9,427	17,485	10,921	16,827
Purchase obligations (c)	223,908	145,660	39,736	38,512	—
Supplemental put obligation (d)	5,580	736	3,897	947	—

Total	$618,822	$178,088	$104,924	$93,241	$242,569

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.
(c)	Reflects non-cancelable commitments as of December 31, 2011, including: (i) shareholder distributions of $69.6 million, (ii) estimated management fees of $17.8 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.
(d)	The long term portion of the supplemental put obligation of $35.8 million represents the estimated liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid, therefore it has been excluded from the table above. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. The positive contribution-based profit allocation amounts are included in the table above. See Liquidity and Capital Resources.

Critical Accounting Estimates

The following discussion relates to critical accounting estimates for the Company, the Trust and each of our businesses at December 31, 2011.

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

Business Combinations

The acquisitions of our businesses are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, to be recorded as identifiable intangibles or goodwill. The fair values are determined by our management team, taking into consideration information supplied by the management of the acquired entities and other relevant information. Such information typically includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews at least annually and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining certain assumptions used in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecast and a market approach which compares peer data and multiples. We then compare those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material adverse effects in relationships with significant customers. We determine fair values for each of our reporting units using both the income and market approach. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Discount rates are derived by applying market derived inputs and analyzing published rates for industries comparable to our reporting units. We use discount rates that are commensurate with the risks and uncertainty inherent in the financial markets generally and in the internally developed forecasts. Discount rates used in these reporting unit valuations ranged from approximately 13% to 15% in our most recent annual impairment reviews. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving businesses comparable to our reporting units. We assess the valuation methodologies under the market approach based upon the relevance and availability of data at the time of performing the valuation and weigh the methodologies appropriately.

The impact of over-estimating or under-estimating the implied fair value of goodwill at any of our reporting units could have a material effect on our operating results. In addition, the value of the implied goodwill is subject to the volatility of our operations which may result in significant fluctuation in the value assigned at a point in time.

We conducted our annual goodwill impairment testing as of March 31, 2011. At each of our reporting units tested, the units’ fair value exceeded carrying value with the exception of American Furniture. The carrying amount of American Furniture exceeded its fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing employed by our competitors. As a result of the carrying amount of goodwill exceeding its fair value, we recorded a $5.9 million impairment charge as of March 31, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. We had previously recorded a goodwill impairment charge totaling $35.5 million in the third quarter of 2010.

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

In connection with the annual goodwill impairment testing, we test other indefinite-lived intangible assets (trade names) at our reporting units. We test the fair value by applying the relief from royalty technique to forecasted revenues at those reporting units that do not amortize their trade name. In each case we determined that the fair value exceeded the carrying value with the exception of American Furniture where the results indicated that the carrying value of its trade name exceed its fair value by $1.8 million. Therefore, an additional impairment charge of $1.8 million is recorded in impairment expense on the consolidated statement of operations for the year ended December 31, 2011.

Long-lived intangible assets subject to amortization, including customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized. Accordingly, during the fourth quarter of 2011 we tested our long-lived assets and recorded an impairment charge of $19.4 million as of December 31, 2011, which eliminated 100% of the book value of American Furniture’s customer lists and all but $0.5 million of property, plant and equipment. Further, we wrote down American Furniture’s trade name by an additional $0.7 million at this time.

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

Escrowed funds

In connection with the sale of Staffmark approximately $11.2 million of our portion of the sale proceeds were escrowed. We reserved approximately $2.4 million against these proceeds, representing our portion of the escrowed proceeds that we believe we will not eventually receive. We also provided for a time-value-of-money discount of approximately $1.3 million against these escrow proceeds. The remaining funds to be received associated with these various escrows are expected to be released at different dates approximating one to three years out. The impact of either over or under estimating the amount to be received in the future in connection with these assets could have a material effect on net income.

Deferred Tax Assets

Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2011 which in total amount to approximately $13.8 million. This deferred tax asset is net of $6.3 million of valuation allowance primarily associated with AFM’s inability to utilize loss carryforwards associated with impairments in 2010 and 2011. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note K – “Income taxes in the Notes to consolidated financial statements”)

Recent Accounting Pronouncements

Refer to footnote B to our consolidated financial statements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 31, 2011, we were exposed to interest rate risk primarily through borrowings under our Credit Facility because borrowings under this agreement are subject to variable interest rates. We had outstanding $225 million under the Term Loan Facility at December 31, 2011. Our exposure to fluctuation in variable interest on $200 million in outstanding Term Loan Facility is hedged with an interest rate cap effective December 30, 2011 with a term of two years. This cap fixes the future LIBOR rate to be incurred by us at a maximum of 2.5%.

We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.

Exchange Rate Sensitivity

At December 31, 2011, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

Credit Risk

We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2011 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. – CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.

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

ITEM 9B. – OTHER INFORMATION

None

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

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

ITEM 11. – EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

2.	Financial Statement schedule

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

3.	Exhibits

See “Index to Exhibits”. Set forth on Page E-1.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

2.3	Stock Purchase Agreement, dated October 17, 2011, by and among Recruit Co., LTD. and RGF Staffing USA, Inc., as Buyers, the shareholders of Staffmark Holdings, Inc., as Sellers, Staffmark Holdings, Inc. and Compass Group Diversified Holdings LLC as Seller Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 18, 2011.

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010)

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.06*	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006

10.07	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.08	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.09	Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011)

10.10	Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011)

10.11	Credit Agreement dated as of October 27, 2011, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 27, 2011)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of the Company and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010)

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010)

99.8	Securities Purchase Agreement dated August 24, 2011, by and among CBK Holdings, LLC, Camelbak Products, LLC, Camelbak Acquisition Corp., for purposes of Section 6.15 and Articles 10 only, Compass Group Diversified Holdings LLC, and for purposes of Section 6.13 and Article 10 only, IPC/Camelbak LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 25, 2011)

99.9	Stock Purchase Agreement dated as of March 5, 2012 by and among Arnold Magnetic Technologies Corporation and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012)

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: March 7, 2012	By:	/s/ Alan B. Offenberg
Alan B. Offenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Offenberg	Chief Executive Officer	March 7, 2012
Alan B. Offenberg	(Principal Executive Officer) and Director

/s/ James J. Bottiglieri	Chief Financial Officer	March 7, 2012
James J. Bottiglieri	(Principal Financial and Accounting Officer) and Director

/s/ C. Sean Day	Director	March 7, 2012
C. Sean Day

/s/ D. Eugene Ewing	Director	March 7, 2012
D. Eugene Ewing

/s/ Harold S. Edwards	Director	March 7, 2012
Harold S. Edwards

/s/ Mark H. Lazarus	Director	March 7, 2012
Mark H. Lazarus

/s/ Gordon Burns	Director	March 7, 2012
Gordon Burns

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: March 7, 2012	By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Compass Diversified Holdings

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL FINANCIAL DATA

Page Numbers
Historical Financial Statements:

Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-8
Notes to Consolidated Financial Statements	F-9

Supplemental Financial Data:
The following supplementary financial data of the registrant and its subsidiaries required to be included in Item 15(a) (2) of Form 10-K are listed below:

Schedule II – Valuation and Qualifying Accounts	S-1

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

Management assessed the effectiveness of Compass’ internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that Compass maintained effective internal control over financial reporting as of December 31, 2011.

The audited consolidated financial statements of Compass included in this annual report on Form 10-K, include the results of acquisitions from their respective dates of acquisition. Compass’ management assessment of internal control over financial reporting for the year ended December 31, 2011 does not include an assessment of CamelBak Products, LLC, a majority owned subsidiary, whose financial statements reflect total assets and revenues constituting 26 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. The CamelBak Products, LLC acquisition is more fully described in Note C to the consolidated financial statements.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their report which appears on page F-3.

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Compass Diversified Holdings

We have audited Compass Diversified Holdings (a Delaware Trust) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Compass Diversified Holdings and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Compass Diversified Holdings and subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, Compass Diversified Holdings and subsidiaries’ internal control over financial reporting does not include internal control over financial reporting of CamelBak Products, LLC, a majority owned subsidiary, whose financial statements reflect total assets and revenues constituting 26 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management’s Report, CamelBak Products, LLC was acquired during 2011 and therefore, management’s assertion on the effectiveness of Compass Diversified Holdings’ internal control over financial reporting excluded internal control over financial reporting of CamelBak Products, LLC.

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

In our opinion, Compass Diversified Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Diversified Holdings and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

New York, New York

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Compass Diversified Holdings

We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Diversified Holdings and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

New York, New York

March 7, 2012

Compass Diversified Holdings

Consolidated Balance Sheets

(in thousands)	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$132,370	$13,483
Accounts receivable, less allowances of $2,684 at December 31, 2011 and $2,310 at December 31, 2010	99,389	83,167
Inventories	101,021	77,412
Prepaid expenses and other current assets	27,441	18,554
Current assets of discontinued operations	—	140,723

Total current assets	360,221	333,339
Property , plant and equipment, net	45,235	28,437
Goodwill	245,340	237,214
Intangible assets, net	358,104	196,122
Deferred debt issuance costs, less accumulated amortization of $227 at December 31, 2011 and $6,882 at December 31, 2010	6,942	3,822
Other non-current assets	14,064	2,091
Non-current assets of discontinued operations	—	183,016

Total assets	$1,029,906	$984,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,626	$44,486
Accrued expenses	45,693	35,276
Due to related party	4,239	2,692
Current portion of supplemental put obligation	13,675	—
Current portion, long-term debt	2,250	2,000
Other current liabilities	1,679	1,043
Current liabilities of discontinued operations	—	65,907

Total current liabilities	118,162	151,404
Supplemental put obligation	35,814	44,598
Deferred income taxes	62,484	62,618
Long-term debt, less original issue discount	214,000	94,000
Other non-current liabilities	2,968	3,084
Non-current liabilities of discontinued operations	—	52,427

Total liabilities	433,428	408,131

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at December 31, 2011 and 46,725 shares issued and outstanding at December 31, 2010	658,361	638,763
Accumulated other comprehensive loss	—	(143)
Accumulated deficit	(160,852)	(150,550)

Total stockholders’ equity attributable to Holdings	497,509	488,070
Noncontrolling interest	98,969	36,878
Noncontrolling interest of discontinued operations	—	50,962

Total stockholders’ equity	596,478	575,910

Total liabilities and stockholders’ equity	$1,029,906	$984,041

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010	2009
(in thousands, except per share data)

Net sales	$777,538	$664,599	$503,400
Cost of sales	523,967	463,560	351,335

Gross profit	253,571	201,039	152,065

Operating expenses:
Selling, general and administrative expense	172,489	136,472	100,453
Supplemental put expense (reversal)	11,783	32,516	(1,329)
Management fees	16,783	15,076	12,441
Amortization expense	24,507	19,442	14,788
Impairment expense	27,769	38,835	—

Operating income (loss)	240	(41,302)	25,712

Other income (expense):
Interest income	33	20	1,178
Interest expense	(12,643)	(9,695)	(9,891)
Amortization of debt issuance costs	(1,951)	(1,789)	(1,761)
Loss on debt extinguishment	(2,636)	—	(3,652)
Other income (expense), net	106	(186)	123

Income (loss) from continuing operations before income taxes
	(16,851)	(52,952)	11,709
Provision for income taxes	9,123	9,400	9,776

Income (loss) from continuing operations	(25,974)	(62,352)	1,933
Income (loss) from discontinued operations, net of income tax	10,194	17,582	(41,578)
Gain on sale of discontinued operations, net of income tax	88,592	—	—

Net income (loss)	72,812	(44,770)	(39,645)
Less: Income from continuing operations attributable to noncontrolling interest	6,142	1,048	2,334
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	1,711	2,939	(15,709)

Net income (loss) attributable to Holdings	$64,959	$(48,757)	$(26,270)

Amounts attributable to Holdings:
Loss from continuing operations	$(32,116)	$(63,400)	$(401)
Income (loss) from discontinued operations, net of income tax	8,483	14,643	(25,869)
Gain on sale of discontinued operations, net of income tax	88,592	—	—

Net income (loss) attributable to Holdings	$64,959	$(48,757)	$(26,270)

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$(0.68)	$(1.55)	$(0.01)
Discontinued operations	2.05	0.36	(0.75)

	$1.37	$(1.19)	$(0.76)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	47,286	40,928	34,403

Cash distributions declared per share (refer to Note M)	$1.44	$1.36	$1.36

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Stockholders’ Equity

(in thousands)	Number Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders Equity Attributable To Holdings	Non- Controlling Interest	Non- Controlling Interest Of Disc. Ops.	Total Stockholder Equity
Balance — January 1, 2009	31,525	$443,705	$25,984	$(5,242)	$464,447	$24,506	$54,925	$543,878
Net loss	—	—	(26,270)	—	(26,270)	2,334	(15,709)	(39,645)
Other comprehensive income – cash flow hedge gain	—	—	—	724	724	—	—	724
Other comprehensive income – cash flow hedge reclassification to earnings	—	—	—	2,517	2,517	—	—	2,517

Comprehensive income ( loss)	—	—	(26,270)	3,241	(23,029)	2,334	(15,709)	(36,404)
Issuance of Trust shares, net of offering costs	5,100	42,085	—	—	42,085	—	—	42,085
Option activity attributable to noncontrolling interest	—	—	—	—	—	730	1,573	2,303
Contribution of noncontrolling interest related to Staff mark recapitalization	—	—	—	—	—	—	5,497	5,497
Contribution from noncontrolling interest holders	—	—	—	—	—	49	—	49
Redemption of noncontrolling interest holders	—	—	—	—	—	(3,000)	—	(3,000)
Distributions paid	—	—	(46,342)	—	(46,342)	—	—	(46,342)

Balance — December 31, 2009	36,625	$485,790	$(46,628)	$(2,001)	$437,161	$24,619	$46,286	$508,066
Net loss	—	—	(48,757)	—	(48,757)	1,047	2,940	(44,770)
Other comprehensive income – cash flow hedge gain	—	—	—	1,858	1,858	—	—	1,858

Comprehensive income (loss)	—	—	(48,757)	1,858	(46,899)	1,047	2,940	(42,912)
Issuance of Trust shares, net of offering costs	10,100	152,973	—	—	152,973	—	—	152,973
Issuance of stock to ERGOBaby noncontrolling shareholders	—	—	—	—	—	7,400	—	7,400
Issuance of stock to Liberty noncontrolling shareholders	—	—	—	—	—	1,085	—	1,085
Contribution from noncontrolling shareholders	—	—	—	—	—	1,000	—	1,000
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,177	1,736	4,913
Distribution to noncontrolling shareholder	—	—	—	—	—	(6,144)	—	(6,144)
Repayment of loan from noncontrolling shareholder	—	—	—	—	—	4,694	—	4,694
Distributions paid	—	—	(55,165)	—	(55,165)	—	—	(55,165)

Balance — December 31, 2010	46,725	$638,763	$(150,550)	$(143)	$488,070	$36,878	$50,962	$575,910
Net income	—	—	64,959	—	64,959	6,142	1,711	72,812
Other comprehensive income – cash flow hedge gain	—	—	—	143	143	—	—	143

Comprehensive income	—	—	64,959	143	65,102	6,142	1,711	72,955
Issuance of Trust shares for CamelBak acquisition (see Note C)	1,575	19,688	—	—	19,688	—	—	19,688
Offering and registration costs for the issuance of Trust shares	—	(90)	—	—	(90)	—	—	(90)
Issuance of stock to noncontrolling shareholders	—	—	—	—	—	4,500	—	4,500
Issuance of preferred stock to CamelBak noncontrolling shareholders	—	—	—	—	—	45,000	—	45,000
Beneficial conversion feature – CamelBak preferred stock	—	—	(6,568)	—	(6,568)	6,568	—	—
Accretion – CamelBak preferred stock	—	—	(1,777)	—	(1,777)	1,777	—	—
Redemption of noncontrolling interest holders	—	—	—	—	—	(4,032)	—	(4,032)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	2,136	1,876	4,012
Staff mark disposition	—	—	—	—	—	—	(54,549)	(54,549)
Distributions paid	—	—	(66,916)	—	(66,916)	—	—	(66,916)

Balance — December 31, 2011	48,300	$658,361	$(160,852)	$—	$497,509	$98,969	$—	$596,478

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$72,812	$(44,770)	$(39,645)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Staffmark	(88,592)	—	—
Depreciation expense	10,186	9,025	8,387
Amortization expense	38,923	33,095	24,609
Impairment expense	27,769	38,835	59,800
Amortization of debt issuance costs and original issue discount	2,201	1,789	1,776
Loss on debt extinguishment	2,636	—	3,652
Supplemental put expense (reversal)	11,783	32,516	(1,329)
Unrealized loss on interest rate swap	1,822	—	—
Noncontrolling stockholder charges and other	4,270	7,637	1,555
Deferred taxes	(17,858)	(7,146)	(24,964)
Other	421	441	107
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(7,517)	(22,500)	143
Decrease (increase) in inventories	5,056	(13,030)	(557)
Decrease (increase) in prepaid expenses and other current assets	7,864	(3,812)	(4,442)
Increase (decrease) in accounts payable and accrued expenses	26,490	12,761	(8,879)
Payment of supplemental put liability	(6,892)	—	—

Net cash provided by operating activities	91,374	44,841	20,213

Cash flows from investing activities:
Acquisitions, net of cash acquired	(277,980)	(173,732)	(1,435)
Purchases of property and equipment	(21,868)	(8,668)	(3,585)
Proceeds from dispositions	217,249	—	—
Purchase of Fox common stock	(4,032)	—	—
Other investing activities	11	8	38

Net cash used in investing activities	(86,620)	(182,392)	(4,982)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	19,598	152,973	42,085
Borrowings under Prior Credit Agreement	277,000	202,300	3,000
Repayments under Prior Credit Agreement	(373,000)	(182,800)	(79,500)
Borrowings under Credit Facility	225,000	—	—
Distributions paid	(66,916)	(55,165)	(46,342)
Swap termination fee	—	—	(2,517)
Proceeds from issuance of CamelBak preferred stock	45,000	—	—
Net proceeds provided by noncontrolling interest	4,500	2,671	2,546
Debt issuance costs	(16,720)	(259)	—
Other	(382)	(128)	(481)

Net cash provided by (used in) financing activities	114,080	119,592	(81,209)

Net increase (decrease) in cash and cash equivalents	118,834	(17,959)	(65,978)
Cash and cash equivalents — beginning of period	13,536	31,495	97,473

Cash and cash equivalents — end of period	$132,370	$13,536	$31,495

Cash related to discontinued operations	$—	$53	$88

See notes to consolidated financial statements.

Compass Diversified Holdings

Notes to Consolidated Financial Statements

December 31, 2011

Note A – Organization and Business Operations

Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), is the sole owner of 100% of the interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005), which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”) (see Note P - Related Parties).

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

The Company is a controlling owner of eight businesses, or operating segments, at December 31, 2011. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AFM Holdings Corporation (“AFM” or “American Furniture”), CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), HALO Lee Wayne LLC (“HALO”), Liberty Safe and Security Products, LLC (“Liberty Safe” or “Liberty”), and Tridien Medical (“Tridien”). Refer to Note E for further discussion of the operating segments.

Note B – Summary of Significant Accounting Policies

Accounting principles

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Basis of presentation

The results of operations for the years ended December 31, 2011, 2010 and 2009 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.

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

The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the acquisition method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, recorded as goodwill.

Reclassification

Certain amounts in the historical consolidated financial statements have been reclassified to conform to the current period presentation. American Furniture implemented a revised standard costing system during 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as reclassifying certain manufacturing related expenses including rent, insurance, utilities and workers compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to more timely react to changes in supply costs, product demand and overall price structure going forward which in turn should eliminate the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the years ended December 31, 2010 and 2009 was $6.6 million and $7.1 million, respectively. This reclassification lowered the historical gross profit recorded in these periods but had no net impact on operating income (loss) or net income (loss). In addition, this reclassification had no impact on the financial position or cash flows during these periods.

Discontinued Operations

On October 17, 2011, the Company sold its majority owned subsidiary, Staffmark. As a result, the results of operations for the periods from January 1, 2011 through the date of sale and the years ended December 31, 2010 and 2009 have been reclassified to exclude discontinued operations in accordance with accounting guidelines. In addition, Staffmark’s assets and liabilities have been reclassified as discontinued operations as of December 31, 2010.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that in 2012 actual conditions could be better or worse than anticipated when we developed our estimates and assumptions, which could materially affect our results of operations and financial position. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities among other things. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $216.3 million, net of original issue discount, at December 31, 2011 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

Advanced Circuits, American Furniture, CamelBak, ERGObaby, Fox, Liberty, Tridien

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

Inventory is comprised of the following (in thousands):

	December 31, 2011	December 31, 2010

Raw materials and supplies	$53,659	$47,444
Finished goods	53,417	31,830
Less: obsolescence reserve	(6,055)	(1,862)

Total	$101,021	$77,412

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

The ranges of useful lives are as follows:

Machinery and equipment	2 to 15 years
Office furniture, computers and software	2 to 7 years
Leasehold improvements	Shorter of useful life or lease term

Property, plant and equipment and other long-lived assets, that have definitive lives, are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (‘triggering event’). Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to its fair value. Refer to Note G for a discussion of an impairment of long-lived assets at the AFM operating segment.

Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2011	December 31, 2010

Machinery and equipment	$52,889	$27,610
Office furniture, computers and software	4,913	10,856
Leasehold improvements	10,458	8,321

	68,260	46,787
Less: accumulated depreciation	(23,025)	(18,350)

Total	$45,235	$28,437

Depreciation expense was approximately $8.1 million, $6.4 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Business combinations

The Company allocates the amounts it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative costs. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through a separate line item within the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at least annually and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining certain assumptions used in the calculation. The first step of the process consists of estimating the fair value of each of its reporting units based on a discounted cash flow (“DCF”) model using revenue and profit forecast and a market approach which compares peer data and multiples. The Company then compares those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. The Company cannot predict the occurrence of certain future events that might adversely affect the implied value of goodwill and/or the fair value of intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on its customer base, and material adverse effects in relationships with significant customers. The Company determines fair values for each of its reporting units using both the income and market approach. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each business. Discount rates are derived by applying market derived inputs and analyzing published rates for industries comparable to its reporting units. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the financial markets generally and in the internally developed forecasts. Discount rates used in these reporting unit valuations ranged from approximately 12.25% to 16.5% in its most recent annual impairment reviews. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving businesses comparable to the reporting units. The Company assesses the valuation methodologies under the market approach based upon the relevance and availability of data at the time of performing the valuation and weigh the methodologies appropriately. Refer to the section Recent Accounting Pronouncements in this footnote for new guidance related to impairment testing effective for the Company on January 1, 2012.

The impact of over-estimating or under-estimating the implied fair value of goodwill at any of the reporting units could have a material effect on the results of operations and financial position. In addition, the value of the implied goodwill is subject to the volatility of the Company’s operations which may result in significant fluctuation in the value assigned at any point in time.

Refer to Note G for the results of the annual impairment tests.

Deferred debt issuance costs

Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument.

Warranties

The Company’s CamelBak, ERGObaby, Fox, Liberty and Tridien operating segments estimate the exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.

Supplemental put

In connection with the Management Services Agreement (“MSA’), the Company entered into a supplemental put agreement with the Manager pursuant to which the Manager has the right to cause the Company to purchase the Allocation Interests then owned by the Manager upon termination of the MSA for a price to be determined in accordance with the supplemental put agreement. The fair value of the supplemental put is determined using a model that multiplies the trailing twelve-month earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each reporting unit by an estimated enterprise value multiple to determine an estimated selling price of that reporting unit. The Company then deducts estimated selling and disposal costs in arriving at a net estimated selling price that is then input into an iterative supplemental put calculation which takes into account, among other things, contractually defined cumulative contribution based profit in order to arrive at the estimated manager’s profit allocation accrual required, reflected on the balance sheet as the supplemental put liability.

The Company reviews the model quarterly and makes updates to EBITDA and cumulative contribution based profit. When appropriate the Company may change the estimated enterprise value multiple if the market for the particular reporting unit has changed. The Company reviews the model and assumptions with the Manager each quarter. Since some of the Manager’s functions are to (i) identify, evaluate, manage, perform due diligence on, negotiate and oversee the acquisitions of target businesses by the Company and (ii) evaluate, manage, negotiate and oversee the disposition of all or any part of property, assets or investments, including dispositions of all or any part of the reporting units, the Company feels that the Manager is particularly skilled at reviewing and commenting on this data. Annually, the Company prepares a detailed analysis of the estimated enterprise value multiple for each of the reporting units, which is one of the primary drivers used to calculate the estimated selling price. In addition, annually, the Company engages an independent investment banking firm to review the estimated enterprise value multiple for reasonableness taking into account comparable company data, comparable transactions and DCF analyses.

The methodology and results employed in the market approach for goodwill impairment testing for each of the reporting units is most similar to the methodology and results reflected in calculating the estimated selling price of each of the reporting units for the purpose of estimating the fair value of the supplemental put.

The Company typically assigns a higher weighting to the market approach as opposed to the DCF in calculating the estimated selling price of the reporting units for the purpose of estimating the fair value of the supplemental put than the Company does for estimating the fair value of the reporting units for the purpose of goodwill impairment testing, which accounts for the major differences in value. The higher weighting on the market approach is based on the premise that because the Manager can unilaterally resign, the Company may be required to remit the profit allocation (supplemental put value) as of a specific point in time. This one-sided put on behalf of the Manager is the principle reason that the Company is required to reflect this liability on the balance sheet.

The impact of over-estimating or under-estimating the value of the supplemental put agreement could have a material effect on the results of operations and financial position. In addition, the value of the supplemental put agreement is subject to the volatility of the Company’s operations which may result in significant fluctuation in the value assigned to this supplemental put agreement at any point in time.

For the years ended December 31, 2011 and 2010, the Company recognized approximately $11.8 million and $32.5 million, respectively, in expense related to the Supplemental Put Agreement. For the year ended December 31, 2009 the Company reversed $1.3 million of expense related to the Supplemental Put Agreement. Upon the sale of any of the majority owned subsidiaries, the Company will be obligated to pay CGM the amount of the supplemental put liability allocated to the sold subsidiary. As a result of the sale of Staffmark in October 2011, the Company will pay $13.7 million of the supplemental liability to CGM during the first quarter of 2012. The Company paid CGM $6.9 million of the supplemental put accumulated liability in fiscal 2011 related to the positive contribution-based profit allocation payment during the 30-day period following the fifth anniversary of the date upon which the Company acquired Advanced Circuits. No profit allocations were paid to CGM in 2010 or 2009.

Derivatives and hedging

The Company had utilized an interest rate swap (derivative) to manage risks related to interest rates on the last $70.0 million of its Prior Term Loan Facility (“swap”) under the Prior Credit Agreement. The Company had elected hedge accounting treatment to account for its swap and had designated the swap as a cash flow hedge and as a result, unrealized changes in fair value of the hedge were reflected in comprehensive income (loss). The swap expired January 22, 2011. The Company has not elected hedge accounting treatment for its most recent interest rate derivatives entered into as part of the new Credit Facility. Refer to Note I for more information on the Company’s Credit Facility.

Noncontrolling interest

Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income that is owned by noncontrolling shareholders. Noncontrolling interest on the balance sheet represents the portion of equity in a consolidated subsidiary owned by noncontrolling shareholders.

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

2011

The weighted average number of Trust shares outstanding for fiscal 2011 was computed based on 46,725,000 shares outstanding for the period from January 1, 2011 through December 31, 2011 and 1,575,000 shares issued in connection with the acquisition of CamelBak outstanding for the period from August 24, 2011 through December 31, 2011.

2010

The weighted average number of Trust shares outstanding for fiscal 2010 was computed based on 36,625,000 shares outstanding for the period from January 1, 2010 through December 31, 2010 and 5,100,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from April 16, 2010 through December 31, 2010, and 150,000 shares outstanding issued in connection with the over-allotment for the period from April 23, 2010 through December 31, 2010. Further, the weighted average number of Trust shares outstanding for fiscal 2010 included 4,300,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from November 17, 2010 through December 31, 2010, and 550,000 shares issued in connection with the over-allotment outstanding for the period from December 8, 2010 through December 31, 2010.

2009

The weighted average number of Trust shares outstanding for fiscal 2009 was computed based on 31,525,000 shares outstanding for the period from January 1, 2009 through December 31, 2009 and 5,100,000 additional shares issued in connection with the Company’s secondary offering outstanding for the period from June 9, 2009 through December 31, 2009.

The Company did not have any stock option plan or any other potentially dilutive securities outstanding during the years ended December 31, 2011, 2010 and 2009.

Advertising costs

Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $8.5 million, $4.6 million and $2.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $8.4 million, $5.5 million and $3.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Employee retirement plans

The Company and many of its operating segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its operating segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $1.0 million, $0.7 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Seasonality

Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates substantially all of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months than other months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing goodwill impairment tests, which is effective for the Company beginning January 1, 2012. The guidance amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. The Company does not expect the adoption of the amended guidance to have a significant impact on the consolidated financial statements.

In June 2011, the FASB issued amended guidance for presenting comprehensive income. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. In December 2011, the FASB further amended guidance for presenting comprehensive income by indefinitely deferring the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and statement in which other comprehensive income is presented. Both amendments will be effective for the Company beginning January 1, 2012. The adoption of this accounting standard will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which will be effective for the Company beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. The Company does not expect the adoption of the amended guidance to have a significant impact on the consolidated financial statements.

In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for the Company on January 1, 2010. The amended guidance for Level 3 fair value measurements was effective for the Company January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of this amended guidance did not have a significant impact on the consolidated financial statements.

In December 2010, the FASB issued amended guidance for performing goodwill impairment tests, which was effective for the Company January 1, 2011. The amended guidance requires reporting units with zero or negative carrying amounts to be assessed to determine if it is more likely than not that goodwill impairment exists. As part of this assessment, entities should consider all qualitative factors that could impact the carrying value. The adoption of this amended guidance did not have a significant impact on the consolidated financial statements.

Note C – Acquisition of Businesses

2011 Acquisition

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

The Company made loans to and purchased an 89.9% controlling interest in CamelBak. The purchase price, including proceeds from noncontrolling interests, was approximately $258.6 million (excluding acquisition-related costs). The Company funded its portion of the acquisition through drawings on its Prior Revolving Credit Facility, as well as through funds provided by a private placement of 1,575,000 of its common shares at the closing price of $12.50 per share on August 23,

2011, to CGI Magyar Holdings LLC (“CMH”), the Company’s largest shareholder. In addition, an affiliate of CMH purchased $45.0 million of 11% convertible preferred stock in CamelBak Acquisition Corp and CamelBak’s management and certain other investors invested in the transaction alongside the Company, collectively representing an approximately 10.1% initial noncontrolling interest on both a primary and fully diluted basis. Acquisition-related costs were approximately $4.4 million and were recorded in selling, general and administrative expense on the Company’s consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $2.4 million.

The results of operations of CamelBak have been included in the consolidated results of operations since the date of acquisition. CamelBak’s results of operations are reported as a separate operating segment. The table below includes the preliminary provisional recording of assets and liabilities assumed as of the acquisition date.

CamelBak (in thousands)	Amounts Recognized as of Acquisition Date
Assets:
Cash	$3,116
Accounts receivable, net (1)	22,375
Inventory (2)	33,400
Other current assets	1,184
Property, plant and equipment (3)	9,548
Intangible assets	193,000
Goodwill (4)	5,546
Other assets	3,828

Total assets	$271,997

Liabilities and noncontrolling interests:
Current liabilities	$13,438
Other liabilities	145,185
Noncontrolling interest (5)	47,000

Total liabilities and noncontrolling interest	$205,623

Costs of net assets acquired	$66,374
Noncontrolling interest	47,000
Intercompany loans to businesses	145,185

$258,559

(1)	Includes $22.8 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2)	Includes $6.1 million of inventory fair value step up.
(3)	Includes $2.2 million of property, plant and equipment fair value step up.
(4)	The entire balance of goodwill is deductible for tax purposes.
(5)	Fair value of noncontrolling interest approximates book value.

The intangible assets recorded in connection with the CamelBak acquisition are as follows (in thousands):

	Amount	Estimated Useful Life
Intangible assets
Customer relationships	$79,000	15
Technology	13,500	6
Technology	8,700	9
Technology	800	11
Patents	1,400	9
Non-compete agreement	800	2
Non-compete agreement	400	1
Trade name	88,400	Indefinite

	$193,000

2011 Other acquisitions

On October 3, 2011, the Company’s subsidiary, HALO, completed an acquisition of Logos Your Way, Inc. (“Logos”) for approximately $2.3 million. In connection with this acquisition, goodwill and intangible assets were recorded. The intangible assets primarily relate to customer relationships with an estimated useful life of 9 years. HALO entered into a contingent consideration arrangement associated with this purchase. The earnout provision provides for the payment of cash at the end of year 1 and year 2 of $0.4 million if Logos Your Way exceeds certain defined gross margin values. If Logos Your Way earns less than a defined gross margin it will receive no cash payment. Logos Your Way is also entitled to a pro rata portion of the cash payments if it obtains gross margin values between the high and low thresholds. At December 31, 2011, the Company valued the earnout provision using the assumption that Logos Your Way would reach the high threshold gross margin value and obtain the entire cash payment of $0.7 million. The amounts recorded are preliminary pending the final valuation report.

On November 18, 2011, the Company’s subsidiary ERGObaby completed an acquisition of Orbit Baby, Inc. (“Orbit Baby”) for approximately $15.0 million in cash and $2.5 million in ERGObaby common stock. Orbit Baby produces and markets a premium line of stroller travel systems. In connection with this acquisition, goodwill of $8.1 million was recorded and was not tax deductible. In addition to goodwill, the Company recorded $3.3 million related to customer relationships with an estimated useful life of 15 years, $6.4 million related to patents with an estimated useful life of 10 years, $0.5 million related to non-compete agreements with an estimated useful life of 5 years and an indefinite useful lived tradename asset of $0.5 million. Further, ERGObaby recorded approximately $1.8 million of inventory, approximately $0.4 million in gross accounts receivable and approximately $0.1 million in other working capital items. The amounts recorded are preliminary pending the final valuation report.

Unaudited pro forma information

The following unaudited pro forma data for the years ended December 31, 2011 and 2010 gives effect to the acquisition of CamelBak, as described above, as if the acquisition had been completed as of January 1, 2010. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year ended December 31,
(in thousands)	2011	2010

Net sales	$876,174	$786,813
Operating income (loss)	20,666	(27,861)
Net income (loss)	78,617	(42,303)
Net income (loss) attributable to Holdings	70,764	(46,290)
Basic and diluted net income (loss) attributable to Holdings	$1.50	$(1.13)

2010 Acquisitions

Acquisition of The ERGO Baby Carrier, Inc

On September 16, 2010, ERGO Baby Intermediate Holding Corporation (“ERGO Holding”), a subsidiary of the Company, entered into a stock purchase agreement with ERGObaby, and certain management stockholders pursuant to which ERGO Holding acquired all of the issued and outstanding capital stock of ERGObaby. Based in Los Angeles, California and founded in 2003, ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally in approximately 50 countries.

The Company made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million (excluding acquisition-related costs), representing approximately 84% of the outstanding common stock of ERGObaby on a primary and fully diluted basis. ERGObaby’s management and certain other investors invested in the transaction alongside the Company collectively representing approximately 16% initial noncontrolling interest on a primary and fully diluted basis. An Internal Revenue Code Section 338(h)(10) election was made with respect to the ERGObaby transaction. Acquisition-related costs were approximately $2.0 million and were recorded in selling, general and administrative expense on the accompanying consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.9 million.

Acquisition of Liberty Safe and Security Products, Inc

On March 31, 2010, Liberty Safe Holding Corporation (“Liberty Holding”), a subsidiary of the Company, entered into a stock purchase agreement with Liberty Safe and certain management stockholders pursuant to which Liberty Holding acquired all of the issued and outstanding capital stock of Liberty Safe. Based in Payson, Utah and founded in 1988, Liberty Safe is a premier designer, manufacturer and marketer of home and gun safes in North America. From its 204,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere.

The Company made loans to and purchased a controlling interest in Liberty for approximately $70.2 million (excluding acquisition-related costs), representing approximately 96% of the outstanding common stock of Liberty on a primary basis and approximately 88% on a fully diluted basis. Liberty’s management and certain other investors invested in the transaction alongside the Company, collectively representing approximately 4% initial noncontrolling interest on a primary basis and approximately 12% on a fully diluted basis. Acquisition-related costs were approximately $1.5 million and were recorded in selling, general and administrative expense on the accompanying consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.7 million.

2010 Other acquisitions

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

On February 25, 2010, the Company’s subsidiary, HALO, completed an acquisition of Relay Gear, Inc. for approximately $0.4 million. In connection with this acquisition, goodwill and intangible assets were recorded. The intangible assets primarily relate to customer relationships with an estimated useful life of 15 years. This acquisition was not material to the Company’s balance sheet, results of operations or cash flows.

Note D – Discontinued Operations

On October 17, 2011, the Company sold its majority owned subsidiary, Staffmark, for a total enterprise value of $295 million. The Company’s share of the net proceeds, received at closing, after accounting for the redemption of Staffmark’s noncontrolling holders and the payment of transaction expenses totaled approximately $217.2 million. In addition, approximately $11.2 million, representing the Company’s portion of the sale proceeds, were escrowed. Approximately $2.7 million of these escrow proceeds relating to a working capital reserve were released to the Company in January 2012. The remaining escrow funds are expected to be released at different dates over a period one to three years from the date of sale. The Company reserved approximately $2.4 million against these proceeds, representing the portion of the escrowed proceeds that the Company believes it will not eventually receive. The Company also provided for a time-value-of-money discount of approximately $1.3 million against these escrow proceeds. The Company also received an additional $2.3 million for the Company’s portion of the working capital true-up in January 2012. The Company also expected to receive sometime in 2012, an additional approximate $2.3 million representing the Company’s portion of the income tax refund for the taxable loss generated during the ownership period in 2011. The Company in total expects to have received funds of $229.3 million for the sale of Staffmark. CGM’s profit allocation was $13.7 million and is anticipated to be paid in the first quarter of 2012. The Company recorded a gain on the sale of Staffmark of $88.6 million during the quarter ended December 31, 2011.

In connection with this sale, Staffmark removed its registration statement on Form S-1 previously filed on April 12, 2011 with the Securities and Exchange Commission for a proposed initial public offering of Staffmark’s common stock. The previously capitalized initial public offering costs incurred of $1.9 million were expensed during 2011.

Summarized operating results for Staffmark for the previous years through the date of disposition were as follows (in thousands):

	For the period January 1, 2011 through disposition	For the year ended December 31, 2010	For the year ended December 31, 2009(2)

Net sales	$831,028	$993,010	$745,340

Operating income (loss)	4,503	20,262	(70,370)
Income (loss) from operations before income taxes	3,853	19,317	(72,635)
Provision (benefit) for income taxes	(6,341)	1,735	(31,057)

Income (loss) from discontinued operations (1)	$10,194	$17,582	$(41,578)

(1)	The results for the periods from January 1, 2011 through disposition, the year ended December 31, 2010 and the year ended December 31, 2009, exclude $3.0 million, $5.2 million and $5.8 million of intercompany interest expense, respectively.
(2)	The results for the year ended December 31, 2009 include $50,000 of goodwill impairment expense and $9,800 of intangible asset impairment expense.

The following table presents summary balance sheet information of Staffmark as of December 31, 2010 (in thousands):

Assets:
Cash	$53
Accounts receivable, net	125,320
Prepaid expenses and other current assets	15,350

Current assets of discontinued operations	$140,723

Property, plant and equipment, net	5,047
Goodwill	88,637
Intangible assets, net	73,550
Other non-current assets	15,782

Non-current assets of discontinued operations	$183,016

Liabilities:
Accounts payable	8,711
Accrued expenses	39,026
Current portion of workers’ compensation liability	18,170

Current liabilities of discontinued operations	$65,907

Deferred income taxes	11,839
Workers’ compensation liability	40,588

Non-current liabilities of discontinued operations	$52,427

Noncontrolling interest of discontinued operations	$50,962

Note E – Operating Segment Data

At December 31, 2011, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•

Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Scotts Valley, California and its products are sold worldwide.

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

•

Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•

Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in Corporate and other. A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2011, 2010 and 2009 is presented below (in thousands):

Net sales of operating segments	Year Ended December 31,
	2011	2010	2009
ACI	$78,506	$74,481	$46,518
American Furniture	105,345	136,901	141,971
CamelBak	42,650	—	—
ERGObaby	44,327	12,227	—
Fox	197,740	170,983	121,519
HALO	170,894	159,940	139,317
Liberty	82,222	48,966	—
Tridien	55,854	61,101	54,075

Total	777,538	664,599	503,400
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—

Total consolidated revenues	$777,538	$664,599	$503,400

Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, ERGObaby and CamelBak, in each of the periods presented below. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $129.9 million, $113.6 million and $84.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Of the Asian sales, sales to Taiwan totaled $53.3 million, $49.5 million and $35.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Of the European sales, sales to Germany totaled $27.6 million, $24.0 million and $19.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. ERGObaby recorded net sales to locations outside the United States of $28.2 million for the year ended December 31, 2011. CamelBak recorded net sales to locations outside the United States of $8.5 million for the year ended December 31, 2011. There were no significant inter-segment transactions.

Profit (loss) of operating segments (1)	Year Ended December 31,
	2011	2010	2009

ACI	$26,561	$20,388	$16,297
American Furniture (2)	(35,236)	(37,088)	6,487
CamelBak (3)	(6,801)	—	—
ERGObaby (4)	7,856	(2,388)	—
Fox	22,586	19,576	10,658
HALO	9,034	4,870	2,847
Liberty (5)	4,336	(811)	—
Tridien	5,015	8,013	7,400

Total	33,351	12,560	43,689
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(12,610)	(9,675)	(8,713)
Other income, net	106	(186)	123
Corporate and other (6)	(37,698)	(55,651)	(23,390)

Total consolidated income (loss) from continuing operations before income taxes	$(16,851)	$(52,952)	$11,709

(1)	Segment profit (loss) represents operating income (loss).
(2)	Includes $26.6 million of goodwill, intangible assets and fixed asset impairment charges and a $1.1 million write down of assets held for sale during the year ended December 31, 2011. Includes $38.8 million of goodwill and intangible asset impairment charges during the year ended December 31, 2010. See Note G.
(3)	The year ended December 31, 2011 results include $4.4 million of acquisition-related costs incurred in connection with the acquisition of CamelBak.
(4)	The years ended December 31, 2011 and 2010 results include $0.3 million and $2.2 million of acquisition-related costs incurred in connection with the acquisition of ERGObaby.
(5)	The year ended December 31, 2010 results include $1.6 million of acquisition-related costs incurred in connection with the acquisition of Liberty.
(6)	Primarily relates to fair value adjustments to the supplemental put liability and management fees expensed and payable to CGM.

Accounts receivable	Accounts Receivable December 31, 2011	Accounts Receivable December 31, 2010
A CI	$5,102	$5,694
American Furniture	10,306	13,543
CamelBak	17,111	—
ERG O baby	2,867	3,273
Fox	18,635	17,482
H A LO	30,539	29,761
Liberty	13,331	9,720
Tridien	4,182	6,004
Total	102,073	85,477

Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	102,073	85,477
Allowance for doubtful accounts	(2,684)	(2,310)

Total consolidated net accounts receivable	$99,389	$83,167

	Goodwill Dec.31,2011	Goodwill Dec.31, 2010	Identifiable Assets Dec.31, 2011(1)	Identifiable Assets Dec.31, 2010(1)

Goodwill and identifiable assets of
operating segments
ACI	$57,615	$57,615	$26,329	$28,919
American Furniture (2)	—	5,900	20,306	60,067
CamelBak	5,546	—	239,905	—
ERGObaby	41,471	33,397	74,457	59,248
Fox	31,372	31,372	80,392	82,295
HALO	39,844	39,252	41,848	41,304
Liberty	32,684	32,870	40,064	40,917
Tridien	19,555	19,555	19,139	18,774

Total	228,087	219,961	542,440	331,524
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets(4)	—	—	142,737	8,397
Amortization of debt issuance costs	—	—	—	—
Goodwill carried at Corporate level(3)	17,253	17,253	—	—

Total	$245,340	$237,214	$685,177	$339,921

(1)	Does not include accounts receivable balances per schedule above.
(2)	Refer to Note G for discussion regarding American Furniture’s intangible asset and goodwill impairment charges recorded during the years ended December 31, 2011 and December 31, 2010.
(3)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.
(4)	Identifiable assets at December 31, 2011 includes cash and cash equivalents held at Corporate of $128.7 million.

Note F – Commitments and Contingencies

Leases

The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The future minimum rental commitments at December 31, 2011 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2012	$9,427
2013	9,132
2014	8,354
2015	5,902
2016	5,019
Thereafter	16,826

$54,660

The Company’s rent expense for the fiscal years ended December 31, 2011, 2010 and 2009 totaled $8.7 million, $7.2 million and $6.1 million, respectively.

Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note G – Goodwill and Other Intangible Assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment at least annually as of March 31, unless a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

2009 annual impairment test

The Company completed its analysis of the 2009 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2009. Based on the results of the test, an indication of impairment existed at the Company’s Staffmark reporting unit. The goodwill impairment charge of $50.0 million and the intangible asset impairment charge of $9.8 million are included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended December 31, 2009.

2010 annual impairment test

The Company completed its analysis of the 2010 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2010. For each reporting unit, the analysis indicated that the implied fair value of goodwill of each reporting unit exceeded its carrying value and as a result the carrying value of goodwill was not impaired as of March 31, 2010.

2010 interim goodwill and indefinite-lived impairment

The Company conducted an interim test for impairment at American Furniture based on results of operations which had deteriorated significantly during the second and third quarter of 2010. Accordingly, the Company adjusted its forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a DCF analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture was below its carrying amount. Based on the results of the second step of the impairment test, the Company estimated that the carrying value of American Furniture’s goodwill exceeded its implied fair value by approximately $35.5 million. As a result of this shortfall, the Company recorded a $35.5 million goodwill impairment charge during the year ended December 31, 2010. Further, the results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $3.3 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.

2011 annual impairment test

The Company conducted its annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2011. At each of the reporting units tested, the units’ implied fair value of goodwill exceeded its carrying value with the exception of American Furniture. The carrying amount of American Furniture’s goodwill exceeded its implied fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing engaged by its competitors. As a result of the carrying amount of goodwill exceeding its implied fair value, the Company recorded a $5.9 million impairment charge for the year ended December 31, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. This charge is recorded in Impairment expense on the consolidated statement of operations.

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

Further, the Company tests other indefinite-lived intangible assets (trade names) at its reporting units. In each case the Company determined that the fair value exceeded the carrying value with the exception of American Furniture. The results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $1.8 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit. This charge of $1.8 million was recorded in Impairment expense on the consolidated statement of operations.

2011 interim indefinite-lived and long-lived asset impairment

Long-lived intangible assets and fixed assets subject to amortization and depreciation, including customer relationships, non-compete agreements, technology and fixed assets are amortized or depreciated using the straight-line method over the estimated useful lives of the assets, which the Company determines based on the consideration of several factors including the period of time the asset is expected to remain in service. The Company evaluates long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and must be written down to its fair value. Accordingly, the Company recorded an impairment charge of $19.4 million as of December 31, 2011, which eliminated 100% of the book value of its customer lists and wrote down property, plant and equipment to $0.5 million.

In connection with this interim impairment analysis, the results indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $0.7 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit. This charge of $0.7 million during the year ended December 31, 2011 is recorded in Impairment expense in the consolidated statement of operations.

A reconciliation of the change in the carrying value of goodwill for the periods ended December 31, 2011 and 2010 are as follows (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010
Beginning balance:
Goodwill	$272,749	$199,391
Accumulated impairment losses (1)	(35,535)	—

	237,214	199,391

Impairment losses	(5,900)	(35,535)
Acquisition of businesses (2)	14,212	73,492
Adjustment to purchase accounting	(186)	(134)

Total adjustments	8,126	37,823

Ending balance:
Goodwill	286,775	272,749
Accumulated impairment losses	(41,435)	(35,535)

	$245,340	$237,214

1)	Excludes $50.0 million of goodwill impairment losses accumulated at our Staffmark reporting unit which was sold in October 2011.
2)	Relates to the purchase of CamelBak, Orbit Baby and Logos in 2011. Relates to the purchase of ERGObaby, Liberty Safe, Circuit Express and Relay Gear in 2010. Refer to Note C.

Approximately $83.0 million of goodwill is deductible for income tax purposes at December 31, 2011.

Other intangible assets subject to amortization are comprised of the following at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010	Weighted Average Useful Lives

Customer relationships	$204,546	$145,448	13
Technology and patents	75,679	44,879	8
Trade names, subject to amortization	1,305	780	10
Licensing and non-compete agreements	8,261	6,883	4
Distributor relations and other	683	896	5

	290,474	198,886

Accumulated amortization customer relationship s	(42,977)	(35,502)
Accumulated amortization technology and patents	(23,188)	(16,663)
Accumulated amortization trade names, subject to amortization	(143)	(66)
Accumulated amortization licensing and non-compete agreements	(3,585)	(2,089)
Accumulated amortization distributor relations and other	(507)	(574)

Total accumulated amortization	(70,400)	(54,894)
Trade names, not subject to amortization	138,030	52,130

Total intangibles, net	$358,104	$196,122

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2012	$29,200
2013	27,867
2014	27,293
2015	23,746
2016	17,499

$125,605

The Company’s amortization expense of intangible assets for the fiscal years ended December 31, 2011, 2010 and 2009 totaled $24.5 million, $19.4 million and $14.8 million, respectively.

Note H – Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$166	$—	$166	$—
Liabilities:
Supplemental put obligation	$49,489	$—	$—	$49,489
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	1,822	—	1,822	—
Contingent consideration related to HALO acquisition	729	—	—	729

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2010
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability – interest rate swap	$143	$—	$143	$—
Supplemental put obligation	44,598	—	—	44,598
Call option of noncontrolling shareholder	1,200	—	—	1,200
Put option of noncontrolling shareholders	50	—	—	50
Contingent consideration related to ERGObaby acquisition	177	—	—	177

A reconciliation of the change in the carrying value of the Company’s level 3, supplemental put liability for the year ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Balance at January 1	$44,598	$12,082
Payment of supplemental put liability	(6,892)	—
Supplemental put expense	11,783	32,516

Balance at December 31	$49,489	$44,598

A reconciliation of the change in the carrying value of the Company’s level 3 call option of a noncontrolling shareholder for the year ended December 31, 2011 is as follows (in thousands):

2011
Balance at January 1	$1,200
Fair value adjustment to call option	(1,175)

Balance at December 31	$25

(1)

Represents a fair value adjustment to the call option of a noncontrolling shareholder of Tridien associated with a decrease in the estimated fair value of Tridien. This reversal of expense was recorded in selling, general and administrative expense on the consolidated statement of operations.

A reconciliation of the change in the carrying value of the Company’s level 3 contingent consideration liability at ERGObaby for the year ended December 31, 2011 is as follows (in thousands):

2011
Balance at January 1	$177
Fair value adjustment to liability	(177)

Balance at December 31	$—

Valuation Techniques

Supplemental put:

The Company and CGM entered into a Supplemental Put Agreement in 2006, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the MSA. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The change in the supplemental put liability during the year ended December 31, 2011, was primarily related to increases in the estimated value of the Fox operating segment, offset by a payment of approximately $6.9 million to CGM due to the election to receive the positive contribution-based profit allocation payment for the Advanced Circuits business following the fifth anniversary of the date upon which the Company acquired Advanced Circuits. Refer to Note B, Supplemental Put Agreement, for the primary valuation inputs.

Options of noncontrolling shareholders:

The call option of the noncontrolling shareholder was determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the call option of the noncontrolling shareholder as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 30%, an estimated term of 5 years and a discount rate of 45%.

The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 44%, an estimated term of 5 years and the fact that the underlying price equaled the exercise price at the time of issuance.

Contingent consideration:

HALO entered into a contingent consideration arrangement associated with the purchase of Logos Your Way in October 2011. The earnout provision provides for the payment of cash at the end of each of year 1 and year 2 of $0.4 million if Logos Your Way exceeds certain defined gross margin values (high threshold). If Logos Your Way earns less than a defined gross margin it will receive no cash payment (low threshold). Logos Your Way is also entitled to a pro rata portion of the cash payments if it obtains gross margin values between the high and low thresholds. At December 31, 2011, the Company valued the earnout provision using the assumption that Logos Your Way would reach the high threshold gross margin value and obtain both cash payments totaling $0.7 million.

ERGObaby did not achieve the sales goal necessary as part of the contingent consideration liability recorded at acquistion, therefore the liability is $0 at December 31, 2011. Previous to the expiration of this goal, ERGObaby valued the liability assuming a percentage probability of achieving the agreed upon sales goal, discounted to present value utilizing a DCF model.

Interest rate cap – asset:

The Company’s derivative instrument at December 31, 2011 consisted of an over-the-counter (OTC) interest rate cap contract which was not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the cap as Level 2.

Interest rate swap—liability:

The Company’s derivative instrument at December 31, 2011 consisted of an over-the-counter (OTC) interest rate swap contract which was not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the cap as Level 2.

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2011 (in thousands):

					Losses
	Fair Value Measurements at Dec. 31, 2011				Year ended December 31,
	Carrying Value	Level 1	Level 2	Level 3	2011	2010
Assets:
Goodwill (1)	$—	$—	$—	$—	$(5,900)	$(35,535)
Trade name (1)	525	—	—	525	(2,475)	(3,300)
Customer relationships (1)	—	—	—	—	(15,939)	—
Property, plant and equipment (1)	500	—	500	—	(2,305)	—
Assets held for sale (2)	820	—	820	—	(1,150)	—

Total					$(27,769)	$(38,835)

(1)

Represents the fair value of the respective assets at the AFM business segment subsequent to the goodwill impairment, indefinite-lived and long-lived asset impairment charges recognized during the years ended December 31, 2011 and 2010. See Note G for further discussion regarding impairments and valuation techniques applied.

(2)	Represents the fair value of assets held for sale at the AFM business segment subsequent to the write down of property, plant and equipment during the year ended December 31, 2011. See Note G.

Note I – Debt

Prior Credit Agreement

On December 7, 2007, the Company entered into a Prior Credit Agreement with a group of lenders led by Madison Capital, LLC (“Madison”). The Prior Credit Agreement provided for a Prior Revolving Credit Facility totaling $340.0 million and a Prior Term Loan Facility. The Prior Term Loan Facility required quarterly payments of $0.5 million that commenced March 31, 2008, with the outstanding principal balance due on December 7, 2013. The Prior Term Loan Facility bore interest at either base rate or the London Interbank Offer Rate (“LIBOR”). Base rate loans bore interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bore interest at a fluctuating rate per annum equal to LIBOR for the relevant period plus a margin of 4.0%. The Prior Revolving Credit Facility was to mature on December 7, 2012. Availability under the Prior Revolving Credit Facility was limited to the lesser of $340 million or the Company’s borrowing base at the time of borrowing. The Prior Revolving Credit Facility allowed for loans at either base rate or LIBOR. Base rate loans bore interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50%, based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bore interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. The Company was required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Prior Revolving Credit Facility. The Company recorded commitment fees related to this facility of $2.2 million, $3.0 million and $3.5 million during 2011, 2010 and 2009 respectively, to interest expense.

Debt refinancing

On October 27, 2011, the Company obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders (the “Credit Facility”) led by TD Securities. The Credit Facility provides for (i) a revolving line of credit of $290 million (the “Revolving Credit Facility”), and (ii) a $225 million term loan (the “Term Loan Facility”). The Term Loan Facility was issued at an original issuance discount of 96%. The Credit Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses.

Revolving Credit Facility

Advances under the Revolving Credit Facility can be either base rate loans or LIBOR loans. Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period and (iii) the sum of the applicable LIBOR rate plus 1.00%, plus a margin ranging from 2.00% to 3.00% based upon the Total Debt to EBITDA Ratio. LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR, for the relevant period plus a margin ranging from 3.00% to 4.00% based on the Total Debt to EBITDA Ratio. The Revolving Credit Facility will become due in October 2016. The Credit Facility permits the Company to increase the Revolving Credit Facility commitment and/or obtain additional term loans in an aggregate amount of up to $135 million.

Term Loan Facility

The Term Loan Facility bears interest at a combination of a variable LIBOR rate for the relevant period plus 6.00% for the portion of the Term Loan Facility comprised of LIBOR loans and a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, (iii) the sum of the applicable LIBOR rate plus 1.00% and (iv) 2.50%, plus 5.00% for the portion of the Term Loan Facility comprised of base rate loans. The LIBOR rate for term loans is subject to a minimum rate of 1.5%. The Term Loan Facility requires quarterly payments of approximately $0.56 million commencing March 31, 2012 with a final payment of all remaining principal and interest due in October 2017.

Use of Proceeds

The proceeds of the Term Loan Facility and advances under the Revolving Credit Facility were, and will be used, as applicable, (i) to refinance existing indebtedness of the Company, (ii) to pay fees and expenses, (iii) to fund acquisitions of additional businesses, (iv) to fund permitted distributions, (v) to fund loans by the Company to its subsidiaries and (vi) for other general corporate purposes of the Company.

Other

The Company will pay (i) commitment fees equal to 1% per annum of the unused portion of the Revolving Credit Facility, (ii) quarterly letter of credit fees, (iii) letter of credit fronting fees of up to 0.25% per annum and (iv) administrative and agency fees. In addition, the Company paid approximately $6.6 million for administrative and closing fees. Opening availability was approximately $287.1 million. The Company recorded commitment fees related to this facility of $0.5 million during 2011, to interest expense.

Convenants

The Company is subject to certain customary affirmative and restrictive covenants arising under the Credit Facility. In addition, the Company is required to maintain certain financial ratios under the Revolving Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2011 included as part of the affirmative covenants in the Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.46:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	0.80:1.0

A breach of any of these covenants will be an event of default under the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, the Revolving Credit Facility may be terminated, the Term Loan Facility and all outstanding loans and other obligations under the Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the Credit Facility. Any such event would materially impair the Company’s ability to conduct its business.

Letters of credit

The Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2011 totaled approximately $2.9 million. Letters of credit under the Prior Credit Agreement outstanding at December 31, 2010 totaled approximately $66.2 million and were primarily issued to Staffmark, which was sold in October 2011. Letter of credit fees recorded to interest expense was $1.7 million in each of the years ended December 31, 2011, 2010 and 2009.

Interest hedge

The Credit Facility requires the Company to hedge the interest on $108 million of outstanding debt under the Term Loan Facility. Refer to Note J for further information on the interest rate derivatives entered into as part of the Term Loan Facility.

The following table provides the Company’s debt holdings at December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010

Prior Revolving Credit Facility		$22,000
Prior Term Loan Facility		74,000

Total debt		$96,000

Revolving Credit Facility	$—
Term Loan Facility	225,000
Original issue discount	(8,750)

Total debt	$216,250

Less: Current portion, term loan facilities	(2,250)	(2,000)

Long term debt	$214,000	$94,000

(1)	The Company recorded $9.0 million in original issue discount upon issuance of the Term Loan Facility in October of 2011. This discount will be amortized over the life of the Term Loan Facility.

Annual maturities of the Term Loan Facility and Revolving Credit Facility are scheduled as follows (in thousands):

2012	$2,250
2013	2,250
2014	2,250
2015	2,250
2016	2,250
Thereafter	213,750

$225,000

The following details the components of interest expense in each of the years ended December 31, 2011 and 2010 (in thousands):

	Years ended December 31,
	2011	2010
Interest paid on credit facilities	$7,509	$4,496
Letter of credit fees	60	12
Amortization of original issue discount	250	—
Commitment fees	2,709	3,025
Unrealized losses on interest rate derivatives	1,933	—
Realized losses on interest rate derivatives	143	2,135
Other	39	27

Interest expense	$12,643	$9,695

Average daily balance of debt outstanding	$151,781	$108,761

Effective interest rate	8.3%	8.9%

Note J – Derivative Instruments and Hedging Activities

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

The new Credit Facility requires the Company to hedge the interest on $108 million of outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•

A two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At December 31, 2011 this interest rate cap had a fair value of $0.2 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its mark-to-market value is reflected as a component of interest expense; and

•

A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective December 31, 2013 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2011, this interest rate swap had a fair value loss of $1.8 million and is reflected in other non-current liabilities with its mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the new Credit Facility.

Note K – Income Taxes

Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Current taxes
Federal	$16,262	$12,403	$9,377
State	3,726	3,087	1,686
Foreign	36	—	—

Total current taxes	20,024	15,490	11,063

Deferred taxes:
Federal	(9,002)	(5,510)	(1,433)
State	(1,899)	(299)	146
Foreign	—	(281)	—

Total deferred taxes	(10,901)	(6,090)	(1,287)

Total tax p provision	$9,123	$9,400	$9,776

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

(in thousands)	December 31,
	2011	2010
Deferred tax assets:
Tax credits	$71	$—
Accounts receivable and allowances	810	787
Net operating loss carry forwards	9,848	1,396
Accrued expenses	4,509	2,398
Other	4,781	1,483

Total deferred tax assets	$20,019	$6,064
Valuation allowance (1)	(6,269)	—

Net deferred tax assets	13,750	6,064

Deferred tax liabilities:
Intangible assets	$(50,765)	$(54,762)
Property and equipment	(10,105)	(6,749)
Prep aid and other expenses	(1,614)	(1,107)

Total deferred tax liabilities	$(62,484)	$(62,618)

Total net deferred tax liability	$(48,734)	$(56,554)

(1)	Primarily relates to the AFM operating segment

For the years ending December 31, 2011 and 2010, the Company recognized approximately $62.5 million and $62.6 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of its businesses. For financial accounting purposes the Company recognized a significant increase in the fair values of the intangible assets and property and equipment in the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse.

A valuation allowance relating to the realization of foreign tax credits and net operating losses of $6.3 million was provided at December 31, 2011. There was no valuation allowance at December 31, 2010. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2011, 2010 and 2009 are as follows:

	Years ended December 31,
	2011	2010	2009
United States Federal Statutory Rate	(35.0%)	(35.0%)	35.0%
Foreign and State income taxes (net of Federal benefits)	7.2	2.9	10.2
Expenses of Comp ass Group Diversified Holdings, LLC representing a pass through to shareholders	47.3	28.8	42.6
Credit utilization	(2.3)	(1.0)	(1.1)
Domestic production activities deduction	(8.1)	(2.4)	(4.2)
Impairment expense	12.3	23.5	—
Non-recognition of NOL carry forwards at AFM	37.2	—	—
Other	(4.5)	1.0	1.0

Effective income tax rate	54.1%	17.8%	83.5%

A reconciliation of the amount of unrecognized tax benefits for 2011, 2010 and 2009 are as follows (in thousands):

Balance at January 1, 2009	101
Additions for prior years’ tax positions	1,635
Reductions for prior years’ tax positions	(11)

Balance at December 31, 2009	1,725
Additions for current years’ tax positions	3,687
Additions for prior years’ tax positions	752
Reductions for prior years’ tax positions	(30)

Balance at December 31, 2010	6,134
Additions for current years’ tax positions	1,942
Additions for prior years’ tax positions	28
Reductions for prior years’ tax positions	(428)
Reductions for settlements	(483)
Reductions for expiration of statute of limitations	(284)

Balance at December 31, 2011	$6,909

Included in the unrecognized tax benefits at December 31, 2011 and 2010 is $6.8 million and $5.2 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions and at December 31, 2011 and 2010, there is $509 thousand and $906 thousand accrued, respectively. Such amounts are included in the Provision (benefit) for income taxes in the accompanying consolidated statements of operations. The Company has an indemnification arrangement that offsets $1.3 million and $1.7 million of the unrecognized tax benefits at December 31, 2011 and 2010, respectively. The change in the unrecognized tax benefits during 2011 and 2010 is primarily due to the uncertainty of the deductibility of amortization and depreciation established as part of initial purchase price allocations in 2008. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.

The Company’s operating segments file U.S. federal and state income tax returns in many jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examinations by the taxing authorities.

Note L- Noncontrolling interest

Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s percentage ownership of its majority owned operating segments, as of December 31, 2011, 2010 and 2009 and related noncontrolling interest balances as of December 31, 2011 and 2010:

	% Ownership (1) December 31, 2011		% Ownership (1) December 31, 2010		% Ownership (1) December 31, 2009
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.6	69.4	69.6	69.4	70.2	70.2
American Furniture	99.9	99.9	99.9	91.4	93.9	84.5
CamelBak	89.9	76.7	n/a	n/a	n/a	n/a
ERGObaby	81.1	74.6	83.9	79.9	n/a	n/a
FOX	78.0	67.9	75.7	68.1	75.5	67.5
HALO	88.7	72.3	88.7	72.8	88.7	72.8
Liberty	96.2	87.6	96.2	87.7	n/a	n/a
T ridien	73.9	60.0	73.9	61.8	74.4	61.7

(1)

The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective operating segment.

	Noncontrolling Interest Balances
	December 31, 2011	December 31, 2010
(in thousands)
ACI	$4,475	$2,326
American Furniture	46	(163)
CamelBak	54,729	n/a
ERGObaby	10,233	7,087
FOX	13,661	13,373
HALO	3,712	3,211
Liberty	1,436	1,156
Tridien	10,577	9,788
CGM	100	100

	$98,969	$36,878

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

FOX

On December 7, 2011 the Company purchased 10,000 shares of Fox common stock from the former CEO and 4,500 shares of common stock from a former employee of Fox at a price per share equal to $278.10, aggregating approximately $2.8 million and $1.3 million, respectively.

Note M – Stockholder’s Equity

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

Secondary offerings

On June 9, 2009, the Company completed an offering of 5,100,000 Trust shares at an offering price of $8.85 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $42.1 million.

On April 13, 2010, the Company completed an offering of 5,250,000 Trust shares (including the underwriter’s over-allotment completed April 23, 2010) at an offering price of $15.10 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $75.0 million. The Company used $70.0 million of the net proceeds to pay down its Prior Revolving Credit Facility.

On November 12, 2010, the Company completed an offering of 4,850,000 Trust shares (including the underwriter’s over-allotment completed December 8, 2010) at an offering price of $16.90 per share. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $78.0 million. The Company used $70.0 million of the net proceeds to pay down its Prior Revolving Credit Facility.

CamelBak issuance

On August 23, 2011, in connection with funding of the acquisition of CamelBak, the Company sold 1,575,000 of its common shares in a private placement to CMH. Refer to Note C for additional information on the share issuance.

Distributions

During the year ended December 31, 2010, the Company paid the following distributions:

•	On January 28, 2010, the Company paid a distribution of $0.34 per share to holders of record as of January 22, 2010. This distribution was declared on January 11, 2010.

•	On April 30, 2010, the Company paid a distribution of $0.34 per share to holders of record as of April 23, 2010. This distribution was declared on April 8, 2010.

•	On July 30, 2010, the Company paid a distribution of $0.34 per share to holders of record as of July 23, 2010. This distribution was declared on July 9, 2010.

•	On October 29, 2010, the Company paid a distribution of $0.34 per share to holders of record as of October 22, 2010. This distribution was declared on October 7, 2010.

During the year ended December 31, 2011, the Company paid the following distributions:

•	On January 28, 2011, the Company paid a distribution of $0.34 per share to holders of record as of January 21, 2011. This distribution was declared on January 5, 2011.

•	On April 12, 2011, the Company paid a distribution of $0.36 per share to holders of record as of March 29, 2011. This distribution was declared on March 10, 2011.

•	On July 28, 2011, the Company paid a distribution of $0.36 per share to holders of record as of July 21, 2011. This distribution was declared on July 6, 2011.

•	On October 31, 2011, the Company paid a distribution of $0.36 per share to holders of record as of October 25, 2011. This distribution was declared on October 10, 2011.

On January 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2012. This distribution was declared on January 5, 2012.

Note N – Unaudited Quarterly Financial Data

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

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(in thousands)

Total revenues	$215,454	$212,318	$172,440	$177,326
Gross profit	72,830	67,936	56,712	56,093
Operating income (loss)	(22,170)	11,423	10,806	181
Income (loss) from continuing operations	(30,368)	4,839	5,016	(5,461)
Income (loss) from discontinued operations, net of income taxes	418	7,632	3,250	(1,106)
Gain on sale of discontinued operations, net of income tax	88,592	—	—	—
Net income (loss) attributable to Holdings	57,459	8,096	6,378	(6,974)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.65)	$0.04	$0.08	$(0.14)
Discontinued operations	1.84	0.13	0.06	(0.01)

Basic and fully diluted income (loss) per share attributable to Holdings	$1.19	$0.17	$0.14	$(0.15)

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(in thousands)

Total revenues	$185,979	$189,433	$152,969	$136,218
Gross profit	56,125	56,527	47,927	40,460
Operating income (loss)	(1,686)	(30,599)	4,084	(13,101)
Loss from continuing operations	(5,909)	(37,431)	(1,817)	(17,195)
Income from discontinued operations, net of income taxes	6,586	8,014	1,074	1,908
Net loss attributable to Holdings	(1,269)	(30,059)	(1,460)	(15,969)

Basic and fully diluted loss per share attributable to Holdings:
Continuing operations	$(0.15)	$(0.87)	$(0.06)	$(0.48)
Discontinued operations	0.12	0.15	0.02	0.04

Basic and fully diluted loss per share attributable to Holdings	$(0.03)	$(0.72)	$(0.04)	$(0.44)

During the quarter ended December 31, 2011, the Company incurred $20.1 million in impairment charges at its AFM operating segment.

During the quarter ended December 31, 2011, the Company sold its Staffmark operating segment and thus reclassified its historical operations to discontinued operations. The following summarizes Staffmark’s results that were reclassified to income (loss) from discontinued operations for the quarterly period during 2011 and 2010.

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenues	$50,948	$277,637	$255,644	$246,799
Gross profit	7,279	41,728	35,988	31,949
Operating income (loss)	(6,230)	8,515	3,796	(1,578)
Income (loss) from discontinued operations, net of income taxes	419	7,631	3,250	(1,106)

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenues	$252,920	$271,334	$251,354	$217,402
Gross profit	41,481	41,277	36,179	28,876
Operating income (loss)	7,947	9,387	5,002	(2,074)
Income from discontinued operations, net of income taxes	6,586	8,014	1,074	1,908

During the quarter ended December 31, 2011, the Company’s AFM operating segment revalued its standard costing system and thus reclassified certain selling, general and administrative expenses to cost of sales for prior periods. The impact of this reclassification on gross profit for the quarterly periods during 2011 and 2010 is detailed below. This reclassification had no impact on the Company’s operating income (loss), net income (loss), financial position or its cash flows for any of the periods presented.

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Reduction of gross profit	n/a	$1,536	$1,565	$1,546

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Reduction of gross profit	$1,549	$1,728	$1,586	$1,691

Note O – Supplemental Data

Supplemental Balance Sheet Data (in thousands):

	December 31, 2011	December 31, 2010
Summary of accrued expenses:
Accrued p ay roll and fringes	$18,725	$12,421
Accrued taxes	2,445	2,954
Income taxes p ay able	8,079	7,605
Accrued interest	1,453	1,771
Warranty p ay able	4,311	3,237
Other accrued expenses	10,680	7,288

Total	$45,693	$35,276

	Year Ended December 31, 2011	Year Ended December 31, 2010

Warranty liability:
Beginning balance	$3,237	$1,529
Accrual	3,556	2,872
Warranty payments	(2,769)	(1,726)
Other (1)	287	562

Ending balance	$4,311	$3,237

(1)	Represents warranty liabilities acquired in 2011 related to CamelBak and in 2010 related to Liberty Safe and ERGObaby.

Supplemental Statement of Operations Data:

In connection with fire at the AFM manufacturing facility in February 2008, the Company recorded business interruption proceeds totaling approximately $1.5 million to offset cost of sales during the year ended December 31, 2009.

Supplemental Cash Flow Statement Data (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009

Interest paid	$12,576	$12,033	$12,527
Taxes paid	17,134	15,372	7,893

Note P – Related Party Transactions

The Company has entered into the following related party transactions with its Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Supplemental put agreement

•	Cost reimbursement and fees

•	Sale of common stock to majority shareholder

Management Services Agreement – The Company entered into a management services agreement (“MSA”) with CGM effective May 16, 2006, as amended. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets, as defined in the MSA. The Company amended the MSA on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders.

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

For the year ended December 31, 2011, 2010 and 2009, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Advanced Circuits	$500	$500	$375
American Furniture	125	500	375
CamelBak	176	n/a	n/a
ERGObaby	500	125	n/a
FOX	500	500	375
HALO	500	500	375
Liberty	500	375	n/a
Tridien	350	350	263
Corp orate	13,632	12,226	10,678

	$16,783	$15,076	$12,441

NOTE: Not included in the table above are management fees paid to CGM by Staffmark of $1.0 million, $0.3 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.

Approximately $4.2 million and $2.7 million of the management fees incurred were unpaid as of December 31, 2011 and 2010, respectively, and are reflected in Due to related party on the consolidated balance sheets.

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

Supplemental Put Agreement

Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these Allocation Interests upon termination of the MSA. Essentially, the put rights granted to CGM require the Company to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as an adjustment to earnings. Refer to Note B for a description of the calculation of the supplemental put liability. For the years ended December 31, 2011 and 2010, the Company recognized approximately $11.8 million and $32.5 million in expense related to the Supplemental Put Agreement. For the year ended December 31, 2009, the Company reversed expense related to the Supplemental Put Agreement of approximately $1.3 million. The Company will pay a $13.7 million profit allocation to CGM during the first quarter of 2012 as a result of the sale of Staffmark in October 2011.

CGM can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in that business. During the year ended December 31, 2011, the Company paid $6.9 million to CGM related to ACI’s positive contribution-based profit.

Cost Reimbursement and Fees

The Company reimbursed its Manager, CGM, approximately $3.1 million, $2.8 million and $2.7 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2011, 2010 and 2009, respectively.

CGM acted as an advisor for the 2011 acquisition for which it received transaction service and expense payments totaling approximately $2.4 million. CGM acted as an advisor for each of the 2010 acquisitions for which it received transaction service and expense payments totaling approximately $1.6 million.

Sale of common stock to majority shareholder

In connection with the acquisition of CamelBak, the Company issued 1,575,000 of its common shares in a private placement at the closing price of $12.50 per share on August 23, 2011, to CMH, the Company’s largest shareholder. In addition, an affiliate of CMH purchased $45 million in 11% convertible preferred stock of CamelBak to facilitate the acquisition for which the affiliate received 652 shares of common stock of CamelBak. Refer to Note Q for information on the subsequent redemption of the preferred stock.

The Company has entered into the following significant related party transactions with its businesses:

Advanced Circuits

In connection with the acquisition of Advanced Circuits by CGI, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $8.2 million for the purchase of shares of Advanced Circuit’s common stock in late 2005 and early 2006. The notes bore interest at 6% and interest was added to the notes. Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The original measurement date for determination of any potential loan forgiveness was based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. Advanced Circuits had been accruing loan forgiveness over the service period measured from the issuance of the notes until the original measurement date of December 31, 2010. However, the Company accelerated the loan forgiveness to January 2010 and as a result, forgave a portion of the loan balance as described below. As a result Advanced Circuits reversed $0.7 million of loan forgiveness previously accrued in prior years during the year ended December 31, 2009. In addition, the Company recorded the amount of interest due over the original service period of the loan by increasing the loan forgiveness accrual by $1.3 million and by recording $1.1 million of interest income during the year ended December 31, 2009.

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

American Furniture

AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2011, 2010 and 2009 totaled approximately $14.2 million, $17.6 million and $19.4 million, respectively. The Company had unpaid balances due to Independent of $1.0 million and $1.3 million as of December 31, 2011 and December 31, 2010, respectively.

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

American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with the Company dated December 31, 2010. The Company is required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with the Company. Per the maintenance agreement, the shortfall that the Company is required to fund, American Furniture is in turn required to pay down its term debt with the Company. The amount of the shortfall at December 31, 2011 is approximately $5.8 million.

CamelBak

In connection with the acquisition of CamelBak, as discussed above, an affiliate of the Company’s largest shareholder, CMH, purchased $45 million in 11% convertible preferred stock of CamelBak. In connection with this purchase they received 652 shares of common stock of CamelBak. Refer to Note Q for information on the subsequent redemption of the preferred stock.

Fox

The Company leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder and noncontrolling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million for each of the years ended December 31, 2011, 2010 and 2009.

On December 7, 2011, the Company bought 10,000 shares of Fox common stock from the former CEO and 4,500 shares of common stock from a former employee of FOX at a price per share equal to $278.10, aggregating approximately $2.8 million and $1.3 million, respectively.

Tridien

On August 8, 2009, the Company exchanged a note due August 15, 2009, totaling approximately $6.9 million (including accrued interest) due from Mark Bidner, the former CEO of Tridien in exchange for shares of common stock of Tridien held by the Mr. Bidner. In addition, Mr. Bidner was granted an option to purchase approximately 10% of the outstanding shares of common stock of Tridien, at a strike price exceeding the exchange price, from the Company in the future for which Mr. Bidner exchanged Tridien common stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.

On August 5, 2009, the Company exchanged $1.5 million in term debt due from Tridien for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Tridien.

The Company leases two facilities from noncontrolling shareholders of Tridien. The term of the leases are through September of 2013 and February of 2014. Tridien paid rent under these leases of approximately $0.9 million for each of the years ended December 31, 2011, 2010 and 2009.

Note Q – Subsequent Events

Acquisition of Arnold

On March 5, 2012, AMT Acquisition Corp. (“Arnold Acquisition”), a subsidiary of the Company, entered into a stock purchase agreement with Arnold Magnetic Technologies, LLC (“Arnold”), and certain management stockholders pursuant to which Arnold Acquisition acquired all of the issued and outstanding equity of Arnold.

Based in Rochester, NY with an operating history of more than 100 years, Arnold is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, the company produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. For the year ended December 31, 2011, Arnold reported revenue of approximately $135.8 million.

The purchase price for Arnold of $130.5 million was based on a total enterprise value of $124.2 million and included $6.3 million of cash and working capital adjustments. Acquisition related costs were approximately $4.2 million. The Company funded the acquisition through available cash on its balance sheet and a draw of $25 million on its Revolving Credit Facility. The Company’s initial common equity ownership in Arnold as a result of the transaction is approximately 96.7% on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

The results of operations of Arnold will be included in the consolidated results of operations from the date of acquisition. Arnold’s results of operations will be reported as a separate operating segment. The initial accounting for this acquisition is not yet available due to the timing of the acquisition.

Repurchase of CamelBak preferred stock

On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CMH ($47.7 million), the Company’s largest shareholder, and noncontrolling shareholders ($0.3 million). The redemption was funded by intercompany debt and an equity contribution from the Company of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for the Company and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.

SCHEDULE II –Valuation and Qualifying Accounts

(in thousands)	Balance at	Additions
	beginning of year	Charge to costs and expense	Other		Deductions	Balance at end of Year

Allowance for doubtful accounts – 2009	$1,495	$1,325	$—		$1,025	$1,795
Allowance for doubtful accounts – 2010	$1,795	$1,541	$400	(1)	$1,426	$2,310
Allowance for doubtful accounts – 2011	$2,310	$1,506	$557	(1)	$1,689	$2,684
Valuation allowance for deferred tax assets - 2009	$—	$—	$—		$—	$—
Valuation allowance for deferred tax assets - 2010	$—	$—	$—		$—	$—
Valuation allowance for deferred tax assets - 2011	$—	$6,269	$—		$—	$6,269

(1)	Represents opening allowance balances related to current year acquisitions.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

2.3	Stock Purchase Agreement, dated October 17, 2011, by and among Recruit Co., LTD. and RGF Staffing USA, Inc., as Buyers, the shareholders of Staffmark Holdings, Inc., as Sellers, Staffmark Holdings, Inc. and Compass Group Diversified Holdings LLC as Seller Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 18, 2011.

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010)

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.06*	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006

10.07	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.08	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.09	Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011)

10.10	Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011)

10.11	Credit Agreement dated as of October 27, 2011, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 27, 2011)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of the Company and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010)

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010)

99.8	Securities Purchase Agreement dated August 24, 2011, by and among CBK Holdings, LLC, Camelbak Products, LLC, Camelbak Acquisition Corp., for purposes of Section 6.15 and Articles 10 only, Compass Group Diversified Holdings LLC, and for purposes of Section 6.13 and Article 10 only, IPC/Camelbak LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 25, 2011)

99.9	Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012)

*	Filed herewith.