Form 10-Q
period 2012-03-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2012-05-09
CIK 1345122, 1345126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMPASS DIVERSIFIED HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	001-34927	57-6218917
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	001-34926	20-3812051
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)

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

As of May 1, 2012, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2012

NOTE TO READER

In reading this Quarterly Report on Form 10-Q, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses,” “operating segments,” “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•

the “initial businesses” refer to, collectively, Staffmark Holdings, Inc. (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”) and Silvue Technologies Group, Inc.;

•

the “2010 acquisitions” refer to, collectively, the acquisitions of (i) Gable 5, Inc. and, indirectly, Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”) and (ii) The ERGO Baby Carrier, Inc. (“ERGObaby”);

•	the “2011 acquisition” refer to the acquisition of CamelBak Products, LLC (“CamelBak”);

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”);

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of November 1, 2010;

•

the “Credit Facility” refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provides for the Revolving Credit Facility and the Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $290 million Revolving Credit Facility provided by the Credit Facility that matures in October 2016;

•	the “Term Loan Facility” refer to the $225 million Term Loan Facility, as of March 31, 2012, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the third amended and restated operating agreement of the Company dated as of November 1, 2010; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

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

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

PART I

FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands)	M arch 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,363	$132,370
Accounts receivable, less allowances of $3,686 at M arch 31, 2012 and $2,684 at December 31, 2011	120,338	99,389
Inventories	124,631	101,021
Prepaid expenses and other current assets	26,446	27,441

Total current assets	293,778	360,221
Property, plant and equipment, net	66,367	45,235
Goodwill	292,829	245,340
Intangible assets, net	389,655	358,104
Deferred debt issuance costs, less accumulated amortization of $583 at March 31, 2012 and $227 at December 31, 2011	7,218	6,942
Other non-current assets	23,345	14,064

Total assets	$1,073,192	$1,029,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$70,295	$50,626
Accrued expenses	45,762	45,693
Due to related party	4,399	4,239
Current portion of supplemental put obligation	—	13,675
Current portion, long-term debt	2,250	2,250
Other current liabilities	777	1,679

Total current liabilities	123,483	118,162
Supplemental put obligation	34,274	35,814
Deferred income taxes	80,421	62,484
Long-term debt, less original issue discount	293,813	214,000
Other non-current liabilities	5,260	2,968

Total liabilities	537,251	433,428

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at M arch 31, 2012 and December 31, 2011	658,361	658,361
Accumulated other comprehensive income	30	—
Accumulated deficit	(179,963)	(160,852)

Total stockholders’ equity attributable to Holdings	478,428	497,509
Noncontrolling interest	57,513	98,969

Total stockholders’ equity	535,941	596,478

Total liabilities and stockholders’ equity	$1,073,192	$1,029,906

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2012	2011
(in thousands, except per share data)

Net sales	$232,403	$177,326
Cost of sales	155,810	121,233

Gross profit	76,593	56,093

Operating expenses:
Selling, general and administrative expense	54,051	36,117
Supplemental put expense (reversal)	(1,540)	3,228
Management fees	4,657	3,544
Amortization expense	7,800	5,323
Impairment expense	—	7,700

Operating income	11,625	181

Other income (expense):
Interest income	33	2
Interest expense	(6,029)	(2,080)
Amortization of debt issuance costs	(356)	(459)
Other expense, net	(268)	(16)

Income (loss) from continuing operations before income taxes	5,005	(2,372)
Provision for income taxes	4,116	3,089

Income (loss) from continuing operations	889	(5,461)
Loss from discontinued operations, net of income tax	—	(1,106)

Net income (loss)	889	(6,567)
Less: Income from continuing operations attributable to noncontrolling interest	1,675	877
Less: Loss from discontinued operations attributable to noncontrolling interest	—	(470)

Net loss attributable to Holdings	$(786)	$(6,974)

Amounts attributable to Holdings:
Loss from continuing operations	$(786)	$(6,338)
Loss from discontinued operations, net of income tax	—	(636)

Net loss attributable to Holdings	$(786)	$(6,974)

Basic and fully diluted loss per share attributable to Holdings
Continuing operations	$(0.02)	$(0.14)
Discontinued operations	—	(0.01)

	$(0.02)	$(0.15)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	46,725

Cash distributions declared per share (refer to Note K)	$0.36	$0.36

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31,
	2012	2011
(in thousands)

Net income (loss)	$889	$(6,567)
Other comprehensive income, net of tax
Foreign currency translation adjustment	30	—

Total comprehensive income (loss), net of tax	$919	$(6,567)

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity Attributable to Holdings	Non-Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2012	48,300	$658,361	$(160,852)	$—	$497,509	$98,969	$596,478
Net income	—	—	(786)	—	(786)	1,675	889
Other comprehensive income – foreign currency translation	—	—	—	30	30	—	30
Proceeds received from Arnold noncontrolling shareholders	—	—	—	—	—	1,713	1,713
Proceeds received from noncontrolling shareholders	—	—	—	—	—	2,916	2,916
Accretion - CamelBak preferred stock	—	—	(937)	—	(937)	937	—
Redemption of noncontrolling interest holders	—	—	—	—	—	(1,466)	(1,466)
Redemption of CamelBak preferred stock	—	—	—	—	—	(48,022)	(48,022)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	791	791
Distributions paid	—	—	(17,388)	—	(17,388)	—	(17,388)

Balance — March 31, 2012	48,300	$658,361	$(179,963)	$30	$478,428	$57,513	$535,941

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$889	$(6,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	3,109	2,427
Amortization expense	9,981	7,887
Impairment expense	—	7,700
Amortization of debt issuance costs and original issue discount	731	459
Supplemental put expense (reversal)	(1,540)	3,228
Unrealized loss on interest rate swap	345	—
Noncontrolling stockholder charges and other	791	852
Deferred taxes	(49)	(993)
Other	830	292
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(1,874)	5,041
Increase in inventories	(5,107)	(654)
Increase in prepaid expenses and other current assets	(629)	(3,302)
Increase in accounts payable and accrued expenses	1,392	23,388
Payment of supplemental put liability	(13,675)	—

Net cash provided by (used in) operating activities	(4,806)	39,758

Cash flows from investing activities:
Acquisition, net of cash acquired	(123,575)	—
Purchases of property and equipment	(3,405)	(4,565)
Proceeds released from escrow related to Staffmark sale	5,045	—
Purchase of Fox common stock	(1,466)	—
Other investing activities	268	62

Net cash used in investing activities	(123,133)	(4,503)

Cash flows from financing activities:
Borrowings under Credit Facility	80,000	—
Repayments under Credit Facility	(562)	(15,500)
Redemption of CamelBak preferred stock	(48,022)	—
Distributions paid	(17,388)	(15,887)
Net proceeds provided by noncontrolling interest	4,628	—
Debt issuance costs	(638)	—
Other	(106)	(284)

Net cash provided by (used in) financing activities	17,912	(31,671)

Foreign currency impact on cash	20	—
Net increase (decrease) in cash and cash equivalents	(110,007)	3,584
Cash and cash equivalents — beginning of period	132,370	13,536

Cash and cash equivalents — end of period	$22,363	$17,120

Cash related to discontinued operations	$—	$15

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2012

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

The Company is a controlling owner of nine businesses, or operating segments, at March 31, 2012. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”) CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), HALO Lee Wayne LLC (“HALO”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), and Tridien Medical, Inc. (“Tridien”). Refer to Note E for further discussion of the operating segments.

Note B — Presentation and principles of consolidation

The condensed consolidated financial statements for the three month periods ended March 31, 2012 and March 31, 2011, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Seasonality

Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates substantially all of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

Consolidation

The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the historical condensed consolidated financial statements have been reclassified to conform to the current period presentation. American Furniture implemented a revised standard costing system during 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as reclassifying certain manufacturing related expenses including rent, insurance, utilities and workers compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to more timely react to changes in supply costs, product demand and overall price structure going forward which in turn should eliminate the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the three months ended March 31, 2011 was $1.5 million. This reclassification lowered the historical gross profit recorded in these periods but had no net impact on operating income (loss) or net income (loss). In addition, this reclassification had no impact on the financial position or cash flows during these periods.

Note C —Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing goodwill impairment tests, which was effective for the Company beginning January 1, 2012. The guidance amended the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. The adoption of the amended guidance did not have a significant impact on the condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance for presenting comprehensive income, which was effective for the Company beginning January 1, 2012. The amended guidance eliminated the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company elected to present the items of net income and other comprehensive income in two separate, but consecutive statements. The adoption of the amended guidance did not have a significant impact on the condensed consolidated financial statements.

In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which was effective for the Company beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. The Company does not expect the adoption of the amended guidance to have a significant impact on the condensed consolidated financial statements.

Note D - Acquisition of business

Acquisition of Arnold Magnetics

On March 5, 2012, AMT Acquisition Corp. (“Arnold Acquisition”), a subsidiary of the Company, entered into a stock purchase agreement with Arnold Magnetic Technologies, LLC, and Arnold Magnetics pursuant to which Arnold Acquisition acquired all of the issued and outstanding equity of Arnold Magnetics.

Based in Rochester, NY with an operating history of more than 100 years, Arnold is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its nine manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, the company produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide.

The Company made loans to and purchased a 96.6% controlling interest in Arnold on a primary and fully diluted basis. The purchase price, including proceeds from noncontrolling interests, was approximately $130.5 million (excluding acquisition-related costs). Acquisition related costs were approximately $4.3 million and were recorded to selling, general and administrative expense during the three months ended March 31, 2012. The Company funded the acquisition through available cash on its balance sheet and a draw of $25 million on its Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside the Company collectively representing an approximately 3.4% initial noncontrolling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

The results of operations of Arnold have been included in the consolidated results of operations from the date of acquisition. Arnold’s results of operations are reported as a separate operating segment.

The table below includes the provisional recording of assets and liabilities assumed as of the acquisition date. The amounts recorded for inventory, property, plant and equipment, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Amounts Recognized as
Arnold	of Acquisition
(in thousands)	Date

Assets:
Cash	$6,965
Accounts receivable, net (1)	18,728
Inventory (2)	20,700
Other current assets	3,391
Property, plant and equipment (3)	20,805
Intangible assets	39,545
Goodwill (4)	47,380
Other assets	14,444

Total assets	$171,958

Liabilities and noncontrolling interests:
Current liabilities	$24,374
Other liabilities	100,317
Noncontrolling interest (5)	1,713

Total liabilities and noncontrolling interest	$126,404

Net assets acquired	$45,554
Noncontrolling interest	1,713
Intercompany loans to businesses	85,500

$132,767

(1)	Includes $19.1 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2)	Includes $3.2 million of inventory fair value step up. Approximately $1.6 million of this step up was amortized to cost of sales during the three months ended March 31, 2012.
(3)	Includes $13.8 million of property, plant and equipment fair value step up.
(4)	Goodwill is not deductible for tax purposes.
(5)	Fair value of noncontrolling interest approximates book value.

The intangible assets preliminarily recorded in connection with the Arnold Magnetics acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$22,760	15
Technology	10,590	10
Technology	1,260	7
Other	20	less than one year
Trade name	4,520	10
Trade name	395	5

	$39,545

Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The plan assets at acquisition date were approximately $13 million and the benefit obligation was approximately $14 million resulting in a net unfunded status of approximately $1 million which is reflected on our condensed consolidated balance sheet at March 31, 2012 as a component of other non-current liabilities. The plan assets and benefit obligation as of March 31, 2012 approximated the amounts at acquisition date. The interest cost and service cost components of the plan, as well as the employer contributions to the plan were not significant during the period of ownership from March 5, 2012 to March 31, 2012. The plan assets approximated their fair values at March 31, 2012 and were more than 80% invested in cash and cash equivalents, certificates of deposit and fixed income bonds and securities. The target allocation of the plan is as follows:

Target Allocation
Certificates of deposit and cash and cash equivalents	70%
Fixed income bonds and securities	10%
Mutual funds	5%
Private equity and hedge funds	5%
Real estate	5%
Equity and other investments	5%

100%

The assets of the plan are reinsured in their entirety with Swiss Life Ltd. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers.

Joint Venture

Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material for the three months ended March 31, 2012.

Unaudited pro-forma information

The following unaudited pro-forma data for the three months ended March 31, 2012 and 2011 gives effect to the acquisition of Arnold Magnetics, as described above, as if the acquisition had been completed as of January 1, 2011. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended March 31,
(in thousands)	2012	2011

Net sales	$255,652	$209,649
Operating income	14,266	1,761
Net income (loss)	2,288	(6,142)
Net income (loss) attributable to Holdings	613	(6,549)
Basic and diluted net income (loss) attributable to Holdings	$0.01	$(0.14)

Note E – Operating segment data

At March 31, 2012, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•

Arnold Magnetics is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. Arnold Magnetics produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

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

•

Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 204,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

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

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. A disaggregation of the Company’s consolidated revenue and other financial data for the three months ended March 31, 2012 and 2011 is presented below (in thousands):

Net sales of operating segments	Three Months Ended March 31,
	2012	2011
ACI	$19,445	$20,293
American Furniture	30,286	35,940
Arnold Magnetics	11,297	—
CamelBak	40,189	—
ERGObaby	13,681	11,471
Fox	45,672	42,880
HALO	37,076	32,686
Liberty	21,151	20,203
Tridien	13,606	13,853

Total	232,403	177,326
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—

Total consolidated revenues	$232,403	$177,326

Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, ERGObaby and CamelBak, in each of the periods presented. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $27.3 million and $27.9 million for the three months ended March 31, 2012 and 2011, respectively. Net sales to Asia reflect sales to Taiwan totaling $6.3 million and $8.6 million for the three months ended March 31, 2012 and 2011, respectively. Net sales to Europe reflect sales to Germany totaling $9.9 million and $7.8 million for the three months ended March 31, 2012 and 2011, respectively. ERGObaby recorded net sales to locations outside the United States of $8.2 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively. CamelBak recorded net sales to locations outside the United States of $8.2 million for the three months ended March 31, 2012. Arnold Magnetics’ international sales were not significant during the period of ownership. There were no significant inter-segment transactions.

Profit (loss) of operating segments (1)	Three Months Ended March 31,
	2012	2011

ACI	$6,156	$7,082
American Furniture (2)	289	(7,998)
Arnold Magnetics (3)	(4,681)	—
CamelBak	7,144	—
ERGObaby	1,649	2,384
Fox	4,291	5,024
HALO	540	(451)
Liberty	575	896
Tridien	892	1,243

Total	16,855	8,180
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(5,996)	(2,078)
Other income, net	(268)	(16)
Corporate and other (4)	(5,586)	(8,458)

Total consolidated income (loss) from continuing operations before income taxes	$5,005	$(2,372)

(1)	Segment profit (loss) represents operating income (loss).
(2)	Includes $7.7 million of goodwill and intangible asset impairment charges during the three months ended March 31, 2011.
(3)	Includes acquisition-related costs in connection with the acquisition of Arnold expensed in accordance with acquisition accounting.
(4)	Includes fair value adjustments related to the supplemental put liability.

Accounts receivable	Accounts Receivable March 31, 2012	Accounts Receivable December 31, 2011
ACI	$5,568	$5,102
American Furniture	12,180	10,306
Arnold Magnetics	19,434	—
CamelBak	28,380	17,111
ERGObaby	5,035	2,867
Fox	16,766	18,635
HALO	20,892	30,539
Liberty	11,091	13,331
Tridien	4,678	4,182

Total	124,024	102,073
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	124,024	102,073
Allowance for doubtful accounts	(3,686)	(2,684)

Total consolidated net accounts receivable	$120,338	$99,389

	Goodwill Mar. 31, 2012	Goodwill Dec. 31, 2011	Identifiable Assets Mar. 31, 2012(1)	Identifiable Assets Dec. 31, 2011(1)
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$25,481	$26,329
American Furniture	—	—	18,082	20,306
Arnold Magnetics	47,380	—	101,712	—
CamelBak	5,546	5,546	238,193	239,905
ERGObaby	41,664	41,471	72,110	74,457
Fox	31,372	31,372	85,059	80,392
HALO	39,760	39,844	41,590	41,848
Liberty	32,684	32,684	39,386	40,064
Tridien	19,555	19,555	19,052	19,139

Total	275,576	228,087	640,665	542,440
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	19,360	142,737
Goodwill carried at Corporate level (3)	17,253	17,253	—	—

Total	$292,829	$245,340	$660,025	$685,177

(1)	Does not include accounts receivable balances per schedule above.
(2)	Corporate assets were reduced during the three months ended March 31, 2012 primarily as a result of the acquisition of Arnold Magnetics.
(3)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Other segment information

Repurchase of CamelBak preferred stock

On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CGI Magyar Holdings, LLC ($47.7 million), the Company’s largest shareholder, and noncontrolling shareholders ($0.3 million). The Company funded the redemption with its cash through intercompany debt and an equity contribution from the Company of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for the Company and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.

Note F – Property, plant and equipment and inventory

Property, plant and equipment is comprised of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Machinery and equipment	$75,561	$52,889
Office furniture, computers and software	6,053	4,913
Leasehold improvements	10,462	10,458
Buildings and land	346	—

	92,422	68,260
Less: accumulated depreciation	(26,055)	(23,025)

Total	$66,367	$45,235

Depreciation expense was $3.1 million for the three months ended March 31, 2012, and $1.7 million for the three months ended March 31, 2011.

Inventory is comprised of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Raw materials and supplies	$74,257	$53,659
Finished goods	56,488	53,417
Less: obsolescence reserve	(6,114)	(6,055)

Total	$124,631	$101,021

Note G - Goodwill and other intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized until their useful life is determined to no longer be indefinite. Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31 of each year, unless a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

2012 Annual goodwill impairment testing

The Company is required to perform impairment reviews of goodwill balances at each of its reporting units at least annually and more frequently in certain circumstances. Each of the Company’s businesses represents a reporting unit. Each of the reporting units is subject to impairment review at March 31, 2012, which represents the annual date for impairment testing, with the exception of American Furniture. The entire balance of American Furniture’s goodwill was impaired in 2011.

The Financial Accounting Standards Board (“FASB”) issued an accounting Standards Update 2011-08 (“ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2011. At March 31, 2012 the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value.

As prescribed by the ASU, factors to consider when making the qualitative assessment prior to performing Step 1 of the goodwill impairment test are as follows:

•

Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•

Industry and market considerations such as deterioration in the environment in which an entity operates, an increased competitive environment, a decline (both absolute and relative to its peers) in market-dependent multiples or metrics, a change in the market for an entity’s products or services, or a regulatory or political development;

•	Cost factor, such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•

Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as litigation, contemplation of bankruptcy, or changes in management, key personnel, strategy, or customers;

•

Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or a recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	Sustained decrease (both absolute and relative to its peers) in share price, if applicable.

In addition to considering the above factors the Company performed the following procedures as of March 31, 2012 for each of the reporting units;

•	Compared and assessed Trailing Twelve month (“TTM”) net sales as of March 31, 2012 to TTM net sales as of March 31, 2011:

•	Compared and assessed TTM operating income as of March 31, 2012 to TTM operating income as of March 31, 2011;

•	Compared and assessed TTM Adjusted EBITDA as of March 31, 2012 to Adjusted EBITDA as of March 31, 2011;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2011 to budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2012 to budget;

•

Compared the fair value of each of the reporting units to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March 31, 2012 and concluded that in each case the fair value of the reporting unit was in excess of its carrying amount; and

•

Performed a market capitalization reconciliation for the Company and determined that the public market capitalization was significantly in excess of the fair value of the Company’s consolidated equity (as derived from the aforementioned supplemental put analysis).

Based on the qualitative assessment as outlined the Company believes that it is more likely than not that the fair value of each of our reporting units is not less than its carrying amount at March 31, 2012. These results may change as a result of finalization of this analysis during the three months ended June 30, 2012.

2011 Annual goodwill impairment testing

The Company conducted its annual goodwill impairment testing as of March 31, 2011. At each of the reporting units tested, the units’ fair value exceeded carrying value with the exception of American Furniture. The carrying amount of American Furniture exceeded its fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing employed by its competitors. As a result of the carrying amount of goodwill exceeding its fair value, the Company recorded a $5.9 million impairment charge during the three months ended March 31, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet.

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

Other than the qualitative goodwill impairment review discussed above, the estimates employed and judgment used in determining critical accounting estimates have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

A reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2012 and the year ended December 31, 2011, is as follows (in thousands):

	Three months ended March 31, 2012	Year ended December 31, 2011
Beginning balance:
Goodwill	$286,775	$272,749
Accumulated impairment losses	(41,435)	(35,535)

	245,340	237,214

Impairment losses	—	(5,900)
Acquisition of businesses (1)	47,380	14,212
Adjustment to purchase accounting	109	(186)

Total adjustments	47,489	8,126

Ending balance:
Goodwill	334,264	286,775
Accumulated impairment losses	(41,435)	(41,435)

	$292,829	$245,340

(1)	Relates to the purchase of Arnold Magnetics in 2012 and CamelBak and Orbit Baby in 2011.

Other intangible assets

2012 Annual indefinite lived impairment testing

The Company is in the process of completing its 2012 annual impairment testing on indefinite lived intangible assets as of March 31, 2012. Preliminary results indicate there is no impairment; however results may change as a result of finalization of this analysis during the three months ended June 30, 2012.

Other intangible assets are comprised of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011	Weighted Average Useful Lives

Customer relationships	$226,906	$204,546	13
Technology and patents	87,429	75,679	8
Trade names, subject to amortization	6,720	1,305	10
Licensing and non-compete agreements	8,561	8,261	4
Distributor relations and other	705	683	5

	330,321	290,474

Accumulated amortization customer relationships	(47,402)	(42,977)
Accumulated amortization technology and patents	(25,625)	(23,188)
Accumulated amortization trade names, subject to amortization	(281)	(143)
Accumulated amortization licensing and non-compete agreements	(4,303)	(3,585)
Accumulated amortization distributor relations and other	(585)	(507)

Total accumulated amortization	(78,196)	(70,400)
Trade names, not subject to amortization	137,530	138,030

Total intangibles, net	$389,655	$358,104

Amortization expense related to intangible assets was $7.8 million for the three months ended March 31, 2012, and $5.3 million for the three months ended March 31, 2011.

Note H — Debt

On October 27, 2011, the Company obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders led by Toronto Dominion (Texas) LLC. The Credit Facility provides for (i) a Revolving Credit Facility of $290 million due in October 2016, and (ii) a $225 million Term Loan Facility due in October 2017. The Term Loan Facility was issued at an original issuance discount of 96% and requires quarterly payments of approximately $0.56 million commencing March 31, 2012. The Credit Facility is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets.

On April 2, 2012, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at 99% of par value and increased the term loans outstanding under the Credit Facility from approximately $224.4 million to approximately $254.4 million. The quarterly amortization payments increased to approximately $0.64 million as a result of this incremental term loan. In addition, the Company amended its Credit Facility to reduce the margin on its LIBOR Loans from 6.00% to 5.00% and on its Base Rate Loans from 5.00% to 4.00% and reduce the LIBOR floor from 1.50% to 1.25%. All other terms of the Credit Facility remained unchanged. The Company paid an amendment fee in connection with this amendment of approximately $2.2 million, and incurred additional fees and expenses of approximately $0.6 million in the aggregate. Net proceeds from this incremental term loan were used to reduce the Revolving Credit Facility.

The Company had $80.0 million in outstanding borrowings under its Revolving Credit Facility at March 31, 2012. Borrowing base availability under our Revolving Credit Facility was approximately $209 million at March 31, 2012. Letters of credit outstanding at March 31, 2012 totaled approximately $1.1 million. At March 31, 2012, the Company was in compliance with all covenants.

The following table provides the Company’s debt holdings at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Revolving Credit Facility	$80,000	$—
Term Loan Facility	224,438	225,000
Original issue discount	(8,375)	(8,750)

Total debt	$296,063	$216,250

Less: Current portion, term loan facilities	(2,250)	(2,250)

Long term debt	$293,813	$214,000

Note I - Derivative instruments and hedging activities

The Credit Facility requires the Company to hedge the interest on $108 million of outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•

A two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At March 31, 2012 this interest rate cap had a fair value of $0.04 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its change in mark-to-market value is reflected as a component of interest expense; and

•

A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective December 31, 2013 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At March 31, 2012, this interest rate swap had a fair value loss of $2.2 million and is reflected in other non-current liabilities with its change in mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the Credit Facility.

Note J — Fair value measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$44	$—	$44	$—
Liabilities:
Supplemental put obligation	$34,274	$—	$—	$34,274
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	2,167	—	2,167	—
Contingent consideration related to HALO acquisition	729	—	—	729

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$166	$—	$166	$—
Liabilities:
Supplemental put obligation	$49,489	$—	$—	$49,489
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	1,822	—	1,822	—
Contingent consideration related to HALO acquisition	729	—	—	729

A reconciliation of the change in the carrying value of our level 3 supplemental put liability from January 1, 2012 through March 31, 2012 and from January 1, 2011 through March 31, 2011 is as follows (in thousands):

	2012	2011
Balance at January 1	$49,489	$44,598
Supplemental put expense (reversal)	(1,540)	3,228
Payment of supplemental put liability	(13,675)	—

Balance at March 31	$34,274	$47,826

Valuation Techniques

Supplemental put:

The Company and CGM entered into a Supplemental Put Agreement in 2006, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the Master Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The change in the supplemental put liability during the three months ended March 31, 2012, was primarily related to a payment of approximately $13.7 million to CGM due to the profit allocation payment related to the sale of Staffmark.

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

Contingent consideration:

HALO entered into a contingent consideration arrangement associated with the purchase of Logos Your Way in October 2011. The earnout provision provides for the payment of cash at the end of each of year 1 and year 2 of $0.4 million if Logos Your Way exceeds certain defined gross margin values (high threshold). If Logos Your Way earns less than a defined gross margin it will receive no cash payment (low threshold). Logos Your Way is also entitled to a pro rata portion of the cash payments if it obtains gross margin values between the high and low thresholds. At March 31, 2012, the Company valued the earnout provision using the assumption that Logos Your Way would reach the high threshold gross margin value and obtain both cash payments totaling $0.7 million.

Interest rate cap – asset:

The Company’s derivative instrument at March 31, 2012 consisted of an over-the-counter (OTC) interest rate cap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the cap as Level 2. Refer to Note I.

Interest rate swap - liability:

The Company’s derivative instrument at March 31, 2012 consisted of an over-the-counter (OTC) interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. Refer to Note I.

Note K - Stockholder’s equity

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

Distributions:

•	On January 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2012. This distribution was declared on January 5, 2012.

•	On April 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of April 24, 2012. This distribution was declared on April 10, 2012.

Note L – Warranties

The Company’s CamelBak, ERGObaby, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows (in thousands):

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Warranty liability:
Beginning balance	$4,311	$3,237
Accrual	898	3,556
Warranty payments	(765)	(2,769)
Other	—	287

Ending balance	$4,444	$4,311

Note M – Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2012 and December 31, 2011:

	% Ownership (1)		% Ownership (1)
	March 31, 2012		December 31, 2011
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.6	69.4	69.6	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.6	96.6	n/a	n/a
CamelBak	89.9	76.7	89.9	76.7
ERGObaby	81.1	74.6	81.1	74.6
FOX	78.2	69.0	78.0	67.9
HALO	88.7	72.3	88.7	72.3
Liberty	96.2	87.6	96.2	87.6
Tridien	73.9	60.0	73.9	60.0

	Noncontrolling Interest Balances
(in thousands)	March 31, 2012	December 31, 2011
ACI	$5,434	$4,475
American Furniture	100	46
Arnold Magnetics	1,557	—
CamelBak	10,987	54,729
ERGObaby	10,335	10,233
FOX	13,075	13,661
HALO	3,711	3,712
Liberty	1,490	1,436
Tridien	10,724	10,577
CGM	100	100

	$57,513	$98,969

Note N – Income taxes

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
United States Federal Statutory Rate	35.0%	(35.0%)
Foreign and State income taxes (net of Federal benefits)	14.1	15.9
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	14.6	68.5
Effect of state rate change on deferred balances	—	5.6
Domestic production activities deduction	(8.2)	(15.9)
Non-deductible acquisition costs	28.2	—
Impairment expense	—	87.1
Non-recognition of NOL carry forwards at AFM	4.4	—
Other	(5.9)	4.0

Effective income tax rate	82.2%	130.2%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent, which is taxed as a partnership.

Note O – Subsequent Event

HALO sale

On May 2, 2012, the Company announced that it simultaneously entered into a definitive agreement to sell and consummated the sale of its majority owned subsidiary HALO, to Candlelight Investment Holdings, Inc., for a total enterprise value of $76.5 million. The transaction is subject to customary escrow requirements and adjustment for certain changes in the working capital of HALO. The HALO purchase agreement contains customary representations, warranties, covenants and indemnification provisions.

At the closing, the Company received approximately $66.4 million in cash in respect of its debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The Company also expects to receive approximately $0.7 million of proceeds held in escrow pending resolution of the matters for which these funds are being withheld. In addition, the Company expects to receive a tax refund of approximately $0.9 million from the recording of transaction expenses incurred in connection with the transaction. The Company does not anticipate paying a profit allocation due to the Company’s Manager for this sale. It is anticipated that the Company will not recognize a significant gain or loss for the fiscal quarter ending June 30, 2012 as a result of the sale of HALO. The net proceeds were used to repay outstanding debt under the Company’s revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

2012 Highlights

Acquisition of Arnold Magnetics

On March 5, 2012, we purchased a 96.6% controlling interest (on a primary and fully diluted basis) in Arnold Magnetics, with headquarters in Rochester, NY. Arnold Magnetics has an operating history of more than 100 years and is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its nine manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, the company produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold Magnetics has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide.

The purchase price, including proceeds from non-controlling interests, was approximately $130.5 million (excluding acquisition-related costs) and was based on a total enterprise value of $124.2 million and included approximately $6.3 million in cash and working capital. Acquisition related costs were approximately $4.3 million. We funded the acquisition through available cash on hand and a draw of $25 million on our Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside us, collectively representing approximately 3.4% in initial non-controlling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

Preferred Stock Redemption

On March 6, 2012, we redeemed CamelBak’s 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CGI Magyar Holdings LLC, CODI’s largest shareholder. The redemption was funded with available cash on hand.

Debt Re-pricing

On April 2, 2012, we exercised our option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at 99% of par value and increased the term loans outstanding under the Credit Facility from approximately $224.4 million to approximately $254.4 million. In addition, in connection with the option we reduced the margin on Term Loan Facility LIBOR Loans from 6.00% to 5.00%, Base Rate Loans from 5.00% to 4.00% and reduced the LIBOR floor from 1.50% to 1.25%. We paid an amendment fee of approximately $2.2 million, and incurred additional fees and expenses of approximately $0.6 million. Net proceeds from this incremental term loan were used to reduce outstanding loans on the Revolving Credit Facility.

Sale of HALO

On May 1, 2012, we sold all of the issued and outstanding capital stock of HALO to Candlelight Investment Holdings, Inc. The total enterprise value received for HALO was $76.5 million.

At the closing, we received approximately $66.5 million in cash in respect of our debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The net proceeds were used to repay outstanding debt under our Revolving Credit Facility. Our proceeds from the disposition approximate our carrying value of HALO.

The transaction is subject to typical escrow requirements and adjustments for certain changes in the working capital of HALO. The HALO purchase agreement contains customary representations, warranties, covenants and indemnification provisions.

Outlook

Net Sales during the first quarter of 2012 increased at six of our nine businesses when compared to the first quarter of 2011. The preliminary estimate of gross domestic product (“GDP”), a measure of the total production of goods and services, increased during the first quarter of 2012 at the seasonally adjusted annualized rate of 2.2%, compared to 2.8 % in the fourth quarter of 2011. The decreased rate of growth is an indication that consumer spending may be slowing down.

Each of our businesses is impacted by the overall economic environment including both consumer spending and increasing commodity and fuel costs. Additionally, American Furniture is also significantly affected by continued tight credit markets and the depressed housing market which is evident in the significant decrease in quarter over quarter sales and operating profit in the first quarter of 2012.

We believe that we will experience sustained modest top-line growth at the majority of our businesses, on a consolidated basis, through the remainder of fiscal 2012, although we cannot accurately predict the impact that rising commodity costs, such as steel, cotton and fuel will have on our gross profit margins and operating income, if current market conditions continue to exist and we are not able to successfully raise prices to offset the cost increases.

We also believe that the continued tight credit environment may continue to benefit our acquisition model as we do not rely on separate third-party financing as a component to closing.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008	March 31, 2011

Advanced Circuits	Tridien	HALO	American Furniture	Fox	Liberty Safe

September 16, 2010	August 24, 2011	March 5, 2012

ERGObaby	CamelBak	Arnold Magnetics

In the following results of operations, we provide (i) our actual consolidated results of operations for the three months ended March 31, 2012 and 2011, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three-months ended March 31, 2012 and 2011 which include relevant pro-forma adjustments to historical results and explanations, where appropriate, for the 2012 acquisition and 2011 acquisition.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011

Net sales	$232,403	$177,326
Cost of sales	155,810	121,233

Gross profit	76,593	56,093

Selling, general and administrative expense	54,051	36,117
Fees to Manager	4,657	3,544
Supplemental put expense (reversal)	(1,540)	3,228
Amortization of intangibles	7,800	5,323
Impairment expense	—	7,700

Operating income	$11,625	$181

Net sales

On a consolidated basis, net sales for the first quarter of 2012 increased by approximately $55.1 million or 31.1% when compared to last year’s first quarter. Incremental net sales during the three-months ended March 31, 2012 attributable to the 2011 acquisition (CamelBak) and 2012 acquisition (Arnold) was $40.2 million and $11.3 million, respectively. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.

Cost of sales

On a consolidated basis, cost of sales increased approximately $34.6 million during the three month period ended March 31, 2012 compared to the corresponding period in 2011. This increase is due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of sales increased approximately 140 basis points to approximately 33.0% during the first quarter of 2012 compared to 31.6% in the first quarter of 2011. Gross profit as a percentage of sales at CamelBak, acquired in August 2011, are higher than the average margin of our other businesses which helped increase the 2012 average gross profit margin. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $17.9 million during the three month period ended March 31, 2012 compared to the corresponding period in 2011. This increase is due principally to: (i) acquisition costs related to the Arnold acquisition totaling $4.3 million; and (ii) increases in incremental selling, general and administrative expenses attributable to the 2011 acquisition and the 2012 acquisition totaling $9.8 million during the first quarter of 2012. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense increased $0.8 million during the three months ended March 31, 2012 compared to the same period in 2011 due to a $0.6 million reversal of a call option liability for a non-controlling shareholder recorded during 2011.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended March 31, 2012, we incurred approximately $4.7 million in expense for these fees compared to $3.5 million for the corresponding period in 2011. The increase is due to the increase in adjusted net assets as of March 31, 2012 compared to 2011 resulting from the CamelBak and Arnold Magnetics acquisitions offset in part by the decrease in adjusted net assets resulting from the sale of Staffmark in October 2011.

Supplemental put expense

Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the Management Services Agreement. This charge represents the estimated increase/decrease in the value of our businesses over our basis in those businesses together with the increase/decrease in the contribution portion of the profit allocation that our Manager would be entitled to if the Management Services Agreement were terminated. During the three months ended March 31, 2012, we reversed approximately $1.5 million in supplemental put expense based principally on the results of Arnold Magnetics for the month of March 2012 which included a one-time charge for deal costs totaling approximately $4.3 million. During the three months ended March 31, 2011, we incurred approximately $3.2 million in supplemental put expense based on higher overall valuations attributed to our subsidiaries compared to valuations determined as of December 31, 2010.

Impairment expense

We incurred an impairment charge in the first quarter of 2011 totaling $7.7 million at our American Furniture business segment based on our annual goodwill impairment analysis. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $5.9 million. The remaining $1.8 million charge reflected a write down of the unamortized balance of American Furniture’s trade name. The write downs were necessary based on the further deterioration of the promotional furniture market.

We have completed our annual impairment analysis of goodwill as of March 31, 2012 and there is no indication of goodwill impairment at any of our reporting units at this time. Refer to the Critical Accounting Estimates section for further discussion on the qualitative impairment review performed.

Results of Operations — Our Businesses

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three-month periods ending March 31, 2012 and March 31, 2011 on a stand-alone basis. The results of operations for the 2011 and 2012 acquisitions include appropriate pro-forma adjustments and explanations for those businesses acquired in 2011 and 2012 (CamelBak and Arnold). We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations of our businesses are not necessarily indicative of the results to be expected for a full year.

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

While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 (2009 saw a slight reduction) and increased again in 2011 and into the first quarter of 2012 as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn PCBs will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. In the following discussion of results of operations we may refer to Circuit Express as ACI-Tempe.

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three-month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011

Net sales	$19,445	$20,293
Cost of sales	9,211	8,928

Gross profit	10,234	11,365

Selling, general and administrative expense	3,196	3,401
Fees to manager	125	125
Amortization of intangibles	757	757

Income from operations	$6,156	$7,082

Three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales

Net sales for the three months ended March 31, 2012 decreased approximately $0.8 million or 4.2% over the corresponding three month period ended March 31, 2011. The decrease in net sales is a result of a decrease in gross sales in long-lead time PCBs ($1.2 million) and an increase in sales promotions and discounts in 2012 of $1.1 million compared to the same period in 2011, offset by an increase in sales of quick-turn production and prototype PCBs ($0.7 million) and assembly revenue ($0.7 million). The decrease in long-lead time sales in the first quarter of 2012 and the increase in promotion and discount charges for the same period are principally the result of discounting and price promotions incurred during 2012 in response to competitor’s pricing in the long-lead sector. We expect this trend to continue through fiscal 2012. Sales from quick-turn and prototype PCBs represented approximately 62% of net sales in 2012 compared to 63% in 2011.

Cost of sales

Cost of sales for the three months ended March 31, 2012 increased approximately $0.3 million from the comparable period in 2011 despite the decrease in sales. Gross profit as a percentage of sales decreased during the three months ended March 31, 2012 (52.6% at March 31, 2012 as compared to 56.0% at March 31, 2011). This decrease in margin is the direct result of the promotional pricing in long-lead PCB sales during the three-months ended March 31, 2012 noted above.

Selling, general and administrative expense

Selling, general and administrative expense decreased approximately $0.2 million during the three months ended March 31, 2012 compared to the same period in 2011 due principally to a reduction in headcount and related costs in ACI-Tempe’s production facility.

Income from operations

Operating income for the three months ended March 31, 2012 was approximately $6.2 million compared to $7.1 million earned in the same period in 2011, a decrease of approximately $0.9 million, principally as a result of those factors described above.

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

American Furniture implemented a revised standard costing system in the year 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consisted of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales as well as re-classifying certain manufacturing related expenses including rent, insurance, utilities and workers compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to timely react to changes in supply costs, product demand and overall price structure which in turn should eliminate the accumulation of lower margin product, allow for more advantageous product procurement and allow for proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the three months ended March 31, 2011 was $1.5 million.

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

Results of Operations

The table below summarizes the income (loss) from operations data for American Furniture for the three-month periods ended March 31, 2012 and March 31, 2011.

	Three-months ended
(in thousands)	March 31, 2012	March 31, 2011

Net sales	$30,286	$35,940
Cost of sales	27,658	32,836

Gross profit	2,628	3,104

Selling, general and administrative expense	2,326	2,731
Fees to manager	—	125
Amortization of intangibles	13	546
Impairment expense	—	7,700

Income (loss) from operations	$289	$(7,998)

Three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales

Net sales for the three months ended March 31, 2012 decreased approximately $5.7 million, or 15.7% over the corresponding three months ended March 31, 2011. During the three months ended March 31, 2012, stationary product sales decreased approximately $6.3 million and motion product sales decreased approximately $0.5 million compared to the same period in 2011. These sales decreases were offset in part by an increase in recliner product sales in the first quarter of 2012 totaling $1.2 million compared to the same period in 2011. A reduction in sales of other products and a reduction in fuel surcharges were responsible for the remaining decrease in net sales during the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in net sales in the stationary and motion product categories is principally the result of a soft current retail environment and increased competition in pricing in our promotional furniture category during the first quarter of 2012 together with our inability to ship certain products during the quarter ended March 31, 2012 due to a delay in receiving fabric kits that we outsource to China. The increase in recliner product sales is the result of supplying product to one of our largest customers for their recliner promotion in January and February of 2012.

Cost of sales

Cost of sales decreased approximately $5.2 million in the three months ended March 31, 2012 as compared to the same period of 2011 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 8.7% in the three months ended March 31, 2012 compared to 8.6% in 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2012, decreased approximately $0.4 million compared to the same period of 2011. This decrease is primarily due to decreased costs related to headcount reduction and sales commissions associated with the decline in sales during the three months ended March 31, 2012 compared to the same period in 2011.

Impairment expense

American Furniture incurred an impairment charge to its goodwill ($5.9 million) and unamortized trade name ($1.8 million), aggregating $7.7 million, during the three months ended March 31, 2011. The impairment charge eliminated the remaining balance of goodwill. The remaining intangible asset balance, which is attributable to trade name, after the latest impairment charge at December 31, 2011 is $0.5 million.

Income (loss) from operations

Income from operations was $0.3 million for the three months ended March 31, 2012 compared to a loss from operations of approximately $8.0 million in the three months ended March 31, 2011, principally due the impairment charges incurred in 2011 and other factors described above.

Arnold Magnetics

Overview

Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•

Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 70% of sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications; and

•	Rolled Products (approximately 10% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.

Arnold Magnetics is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the three months ended March 31, 2012.

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Pro-forma Results of Operations

The table below summarizes the pro-forma income from operations data for Arnold Magnetics for the three month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012 (Pro-forma)	March 31, 2011 (Pro-forma)
Net sales	$34,546	$32,323
Cost of sales (a)	26,261	25,189

Gross profit	8,285	7,134
Selling, general and administrative expense (b)	4,428	3,983
Fees to manager (c)	125	125
Amortization of intangibles (d)	822	822

Income from operations	$2,910	$2,204

Pro-forma results of operations of Arnold Magnetics for the three months ended March 31, 2012 and March 31, 2011 include the following pro-forma adjustments, applied to historical results as if we acquired Arnold Magnetics on January 1, 2011:

(a)	Cost of sales for the three months ended March 31, 2011 does not include $3.2 million of amortization expense associated with the inventory fair value step-up as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Selling, general and administrative costs were reduced by approximately $12.1 million in the three-months ended March 31, 2012 representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager in each period presented.
(d)	Represents an increase in amortization of intangible assets totaling $0.8 million in the three month period ended March 31, 2012 and $0.6 million in the three months ended March 31, 2011. These adjustments are the result of and were derived from the purchase price allocation in connection with our acquisition.

Pro forma three months ended March 31, 2012 compared to the pro forma three months ended March 31, 2011

Net sales

Net sales for the three months ended March 31, 2012 were approximately $34.5 million, an increase of $2.2 million, or 6.9%, compared to the same period in 2011. The increase in net sales is a result of increased sales in the PMAG ($2.2 million) and the Flexmag ($0.2 million) product sectors, offset in part by a decrease in sales in Rolled products. PMAG sales represented approximately 73.5% of net sales for the three months ended March 31, 2012 compared to 71.8% for the same period in 2011. The increase in PMAG sales is principally attributable to increased sales initiatives in certain market sectors.

International sales were $15.5 million during the three months ended March 31, 2012 compared to $14.1 million during the same period in 2011, an increase of $1.4 million or 9.3%.

Cost of sales

Cost of sales for the three months ended March 31, 2012 were approximately $26.3 million compared to approximately $25.2 million in the same period of 2011. The increase of $1.1 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales increased from 22.1% for the quarter ended March 31, 2011 to 24.0% in the quarter ended March 31, 2012. The increase is attributable to increased margins in the PMAG sector due to a favorable customer/product sales mix, offset in part by a decrease in margins at its Rolled product sector due to unfavorable customer/product sales mix. We anticipate that overall margins will remain consistent through the remainder of 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2012 increased to approximately $4.4 million or 12.8% of net sales compared to $4.0 million or 12.3% of net sales for the same period in 2011. The $0.4 million increase in selling, general and administrative expenses incurred during the three months ended March 31, 2012 compared to the same period in 2011 is attributable to increases in personnel costs and benefits to support growth initiatives ($0.2 million), consulting services and accounts receivable reserve.

Income from operations

Income from operations for the three months ended March 31, 2012 was approximately $2.9 million, an increase of $0.7 million when compared to the same period in 2011, based on the factors described above.

CamelBak

Overview

CamelBak, headquartered in Petaluma, California, is a premier designer and manufacturer of personal hydration products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational and military personal hydration systems, reusable water bottles, specialty military gloves and performance accessories.

As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the leading market share position in recreational markets for hands-free hydration packs and the leading market share position for reusable water bottles in specialty channels. CamelBak is also the dominant supplier of hydration systems to the military, with a leading market share in post-issue hydration systems. Over its more than 20-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and soldiers. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.

On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for approximately $258.6 million, representing 90% of the equity in CamelBak.

Pro-forma Results of Operations

The table below summarizes the pro-forma income from operations data for CamelBak for the three month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011 (Pro-forma)
Net sales	$40,189	$32,633
Cost of sales (a)	22,014	18,697

Gross profit	18,175	13,936
Selling, general and administrative expense	8,528	7,320
Fees to manager (b)	125	125
Amortization of intangibles (c)	2,378	2,378

Income from operations	$7,144	$4,113

Pro-forma results of operations of CamelBak for the three months ended March 31, 2011 includes the following pro-forma adjustments, applied to historical results as if we acquired CamelBak on January 1, 2011:

(a)	Cost of sales for the three months ended March 31, 2011 does not include $4.5 million of amortization expense associated with the inventory fair value step-up recorded in August 2011 as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Represents management fees that would have been payable to the Manager in 2011.
(c)	An increase in amortization of intangible assets totaling $2.2 million in the three months ended March 31, 2011. This adjustment is the result of and was derived from the purchase price allocation in connection with our acquisition of CamelBak.

Three months ended March 31, 2012 compared to the pro forma three months ended March 31, 2011.

Net sales

Net sales for the three months ended March 31, 2012 were approximately $40.2 million, an increase of $7.6 million, or 23.2%, compared to the same period in 2011. The increase in gross sales is a result of increased sales in Hydration Systems ($7.1 million) and Bottles ($2.3 million) offset in part by a decrease in sales in Gloves ($2.1 million) and Accessories ($0.1 million). The increased sales during the three months ended March 31, 2012 compared to the same period in 2011 is attributable to the continued success of “Antidote”, CamelBak’s new reservoir for the recreational Hydration Systems line introduced in 2011, the expansion of offerings in Bottles such as the introduction of eddyTM, and the continued expansion in its customer base, including new and existing customers, for all product lines. The decrease in Glove sales is principally due to decreased demand from the U.S. military. Sales of Hydration Systems and Bottles represented approximately 84% of gross sales for the three months ended March 31, 2012 compared to 74% for the same period in 2011. Military sales represented approximately 35% of gross sales for the three months ended March 31, 2012 compared to 39% for the same period in 2011.

Cost of sales

Cost of sales for the three months ended March 31, 2012 were approximately $22.0 million compared to approximately $18.7 million in the same period of 2011. The increase of $3.3 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales increased to 45.2% for the quarter ended March 31, 2012 compared to 42.7% in the quarter ended March 31, 2011. The increase is attributable to: (i) a favorable sales mix during the quarter compared to last year’s quarter, and (ii) the decrease in Glove sales, which carries a lower gross profit margin than CamelBak’s other product sectors.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2012 increased to approximately $8.5 million or 21.2% of net sales compared to $7.3 million or 22.4% of net sales for the same period of 2011. The $1.2 million increase in selling, general and administrative expenses incurred during the three months ended March 31, 2012 compared to the same period in 2011 is attributable to; (i) increases in sales commissions ($0.4 million); and (ii) increases in marketing costs ($0.2 million), with the balance of the increase due principally to increased infrastructure costs including personnel costs and benefits, and general overhead necessary to support expansion initiatives in connection with current and anticipated increased sales volume.

Income from operations

Income from operations for the three months ended March 31, 2012 was approximately $7.1 million, an increase of $3.0 million when compared to the same period in 2011, based on the factors described above.

ERGObaby

Overview

ERGObaby, with headquarters in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products and accessories. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally in approximately 50 countries. ERGObaby’s product lines include baby carriers (organic and standard), accessories and Orbit Baby’s travel systems.

On September 16, 2010 we made loans to and purchased a controlling interest in ERGObaby for approximately $85.2 million, representing approximately 84% of the equity in ERGObaby. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications, including Parenting magazine, Pregnancy magazine and Wired magazine.

On November 18, 2011 ERGObaby acquired Orbit Baby. Orbit Baby produces and markets a premium line of stroller travel systems. Orbit Baby’s high-quality products include car seats, strollers and bassinets that are interchangeable using a patented hub rig. The results of operations for ERGObaby for the period ended March 31, 2011 do not include Orbit Baby operating results.

Pro Forma Results of Operations

The table below summarizes the pro-forma income from operations data for ERGObaby for the three month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
		(pro-forma)
Net sales	$13,681	$11,471
Cost of sales (a)	5,715	4,172

Gross profit	7,966	7,299

Selling, general and administrative expense	5,414	4,127
Fees to manager	125	125
Amortization of intangibles	778	429

Income from operations	$1,649	$2,618

Pro-forma results of operations of ERGObaby for the three month periods ended March 31, 2011 includes the following pro-forma adjustment applied to historical results:

(a)	Cost of sales for the quarter ended March 31, 2011 does not include $0.2 million of amortization expense associated with the inventory fair value step-up recorded in 2011 as a result of and derived from the purchase price allocation in connection with our purchase of ERGObaby.

Three-months ended March 31, 2012 compared to the pro forma three-months ended March 31, 2011.

Net sales

Net sales for the three months ended March 31, 2012 were $13.7 million, an increase of $2.2 million or 19.3% compared to the same period in 2011. The increase is primarily attributable to Orbit Baby sales of $3.5 million in the 2012 period compared to the same period in 2011 which does not include Orbit Baby performance. Domestic ERGObaby sales were approximately $3.5 million in the three months ended March 31, 2012 compared to approximately $3.4 million in the same period for 2011. ERGObaby international sales, exclusive of Orbit Baby, were approximately $6.7 million in the three months ended March 31, 2012 compared to $8.1 million in 2011, a decrease of $1.4 million. This decrease in international sales is attributable to the timing of deliveries to international distributers. Excluding Orbit Baby sales of $3.5 million, baby carriers represented 88.2% of sales in the quarter ended March 31, 2012 compared to 88.5% of sales during the same period in 2011.

Cost of sales

Cost of sales for the three months ended March 31, 2012 were approximately $5.7 million compared to $4.2 million in the same period of 2011. The increase of $1.5 million is due principally to the increase in sales in the same period and $0.6 million of amortization expense associated with Orbit Baby’s inventory fair value step-up as a result of the purchase price allocation in connections with the purchase of Orbit Baby in November 2011. Excluding this amortization expense in 2012, gross profit as a percentage of sales is 62.4% for the quarter ended March 31, 2012 compared to 63.3% for the same period in 2011. The 0.9% decrease is primarily attributable to lower margin Orbit Baby product sales in the March 31, 2012 period, offset in part by a lower percentage of organic baby carriers sold in 2012 compared to 2011 and a higher percentage of domestic sales in the first three-months of 2012 compared to 2011. Organic baby carriers are standard baby carriers made with organic cotton and generate a lower gross profit margin and domestic sales generally carry a higher price point and as a result generate higher gross profit margins.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended March 31, 2012 increased to approximately $5.4 million or 39.6% of net sales compared $4.1 million or 36.0% of net sales for the same period of 2011. The increase of $1.3 million is primarily attributable to the additional overhead as a result of the acquisition of Orbit Baby ($1.2 million).

Income from operations

Income from operations for the three months ended March 31, 2012 decreased $1.0 million to $1.6 million compared to $2.6 million during 2011 based principally on the factors described above.

Fox Factory

Overview

Fox Factory Inc. (“Fox”), headquartered in Scotts Valley, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include: snowmobiles, motorcycles, all-terrain vehicles ATVs, and other off-road vehicles.

Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes across its suspension products. As a result, Fox’s suspension components are incorporated by original equipment manufacturer (“OEM”) customers on their high-performance models at the top of their product lines in the mountain bike and powered vehicle sector. OEMs capitalize on the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.

Fox sells to more than 160 OEM and 7,600 Aftermarket customers across its market segments. In each of the years 2011, 2010 and 2009, approximately 80%, 78% and 76% of net sales were to OEM customers. The remaining net sales were to Aftermarket customers.

Results of Operations

The table below summarizes the income from operations data for Fox for the three-month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011

Net sales	$45,672	$42,880
Cost of sales	32,572	29,903

Gross profit	13,100	12,977

Selling, general and administrative expense	7,380	6,524
Fees to manager	125	125
Amortization of intangibles	1,304	1,304

Income from operations	$4,291	$5,024

Three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales

Net sales for the three months ended March 31, 2012 increased approximately $2.8 million, or 6.5%, compared to the corresponding period in 2011. Sales growth was driven by sales to original equipment manufacturers, which increased $2.0 million to $36.0 million during the three months ended March 31, 2012 compared to $34.0 million for the same period in 2011. The increase in net sales is largely driven by increased spec with our customers and to a lesser degree by increased demand for carryover product.

Cost of sales

Cost of sales for the three months ended March 31, 2012 increased approximately $2.7 million, or 8.9%, compared to the corresponding period in 2011. The increase in cost of sales is primarily due to increased net sales and to a lesser degree attributable to increased overhead costs associated with consolidating Watsonville operations and increased expedited freight costs. Gross profit as a percentage of sales was approximately 28.7% for the three months ended March 31, 2012 compared to 30.3% for the same period in 2011. The 1.6% decrease in gross profit as a percentage of sales during 2012 is largely attributable to the increased overhead costs associated with consolidating Watsonville operations and increased expedited freight.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.9 million during the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily the result of increases in employee related expenses principally to support company growth.

Income from operations

Income from operations for the three months ended March 31, 2012 decreased approximately $0.7 million to $4.3 million compared to the corresponding period in 2011, based on the increase in costs of sales and selling, general and administrative costs, all as described above, partially offset by the increases in net sales.

HALO

Overview

Operating under the brand names of HALO and Lee Wayne and headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 90% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 870 account executives.

HALO acquired the promotional products distributor Relay Gear in February 2011.

Distribution of promotional products is seasonal. Management estimates that HALO expects to realize approximately 45% of its sales and substantially all of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.

Results of Operations

The table below summarizes the income (loss) from operations data for HALO for the three month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011

Net sales	$37,076	$32,686
Cost of sales	22,170	19,946

Gross profit	14,906	12,740

Selling, general and administrative expense	13,617	12,458
Fees to manager	125	125
Amortization of intangibles	624	608

Income (loss) from operations	$540	$(451)

Three-months ended March 31, 2012 compared to the three-months ended March 31, 2011.

Net sales

Net sales for the three months ended March 31, 2012 increased approximately $4.4 million or 13.4% compared to the same period in 2011. Sales increases attributable to accounts acquired as part of the Logos Your Way acquisition in October 2011 accounted for approximately $1.6 million of the increase in net sales in the three months ended March 31, 2012, while sales to existing customers increased by $2.8 million, both as compared to the same period in 2011.

Cost of sales

Cost of sales for the three months ended March 31, 2012 increased approximately $2.2 million compared to the same period in 2011. The increase in cost of sales is primarily attributable to the corresponding increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 40.2% and 39.0% of net sales for the three month periods ended March 31, 2012 and 2011, respectively. The increase in gross margin percentage for the three months ended March 31, 2012 is attributable to favorable sales mix of both product and customers during the current quarter compared to the same period in 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2012 increased approximately $1.2 million compared to the same period in 2011. Direct commission expenses increased by approximately $0.6 million as a result of increased sales in 2012 together with an increase of $0.3 million in salaries and wages during the three months ended March 31, 2012 compared to the same period in 2011.

Income (loss) from operations

Income from operations was approximately $0.5 million for the three months ended March 31, 2012 compared to a loss of approximately $0.5 million in the three months ended March 31, 2011. The improved operating results are principally due to the increase in net sales offset in part by direct commission expense and a reduction in gross margins and other factors as described above.

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

Results of Operations

The table below summarizes the income from operations data for Liberty Safe for the three-month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011

Net sales	$21,151	$20,203
Cost of services	16,105	15,174

Gross profit	5,046	5,029

Selling, general and administrative expense	3,052	2,714
Fees to manager	125	125
Amortization of intangibles	1,294	1,294

Income from operations	$575	$896

Three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales

Net sales for the quarter ended March 31, 2012 increased approximately $0.9 million or 4.7% compared to the corresponding quarter ended March 31, 2011. Non-Dealer sales were approximately $12.6 million in the three months ended March 31, 2012 and $12.6 million for the three months ended March 31, 2011. Dealer sales totaled approximately $8.5 million in the three months ended March 31, 2012 compared to $7.6 million in the same period in 2011, representing an increase of $0.9 million or 12.8%. Liberty began domestic production in the first quarter of 2012 for product that was previously being imported. The startup of this new production line negatively impacted Non-Dealer sales, as all of the demand for the product could not be met during the ramp up of the new production process during the quarter. The increase in Dealer sales is due, in large part, to sales generated by our national advertising campaign, which we expanded in 2012, in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level. Demand in both the Non-Dealer and Dealer channel exceeded production capacity in the first quarter of 2012. Non-Dealer and Dealer sales are expected to remain strong throughout the balance of 2012 as Liberty continues its national advertising campaign.

Cost of sales

Cost of sales for the quarter ended March 31, 2012 increased approximately $0.9 million when compared to the same period in 2011. Gross profit as a percentage of net sales totaled approximately 23.9% and 24.9% of net sales for the quarters ended March 31, 2012 and March 31, 2011, respectively. The increase in cost of sales is primarily attributable to the increase in net sales for the same period and manufacturing variances. The decrease in gross profit as a percentage of sales realized during the three months ended March 31, 2012 compared to the same period in 2011 is the result of startup costs associated with the new production line, which accounts for approximately one third of the increase with the remaining increase due to additional costs of adding an additional production shift to meet the strong demand during the first quarter of 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the quarter ended March 31, 2012, increased approximately $0.3 million compared to the same period in 2011. This increase is principally the result of increases in the following costs: (i) commission for the increase in sales and compensation expense of $0.1 million, (ii) co-op advertising and national advertising totaling $0.1 million, (iii) other miscellaneous costs of $0.1 million, including depreciation, travel, legal, and other costs.

Income from operations

Income from operations decreased $0.3 million during the three-months ended March 31, 2012 compared to the same period in 2011 based on the factors described above.

Tridien

Overview

Tridien, headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base. Tridien, together with its subsidiary companies, provides customers the opportunity to source leading surface technologies from the designer and manufacturer.

Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care or (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant.

Results of Operations

The table below summarizes the income from operations data for Tridien for the three-month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011

Net sales	$13,606	$13,853
Cost of sales	10,199	10,043

Gross profit	3,407	3,810

Selling, general and administrative expense	2,106	2,150
Fees to manager	87	87
Amortization of intangibles	322	330

Income from operations	$892	$1,243

Three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales

Net sales for the three months ended March 31, 2012 were approximately $13.6 million compared to approximately $13.8 million for the same period in 2011, a decrease of $0.2 million or 1.8%. Sales of non-powered products (including patient positioning devices) totaled $11.1 million during the three months ended March 31, 2012 representing a decrease of $0.2 million compared to the same period in 2011. Sales of powered products totaled $2.5 million in each of the three month periods ended March 31, 2012 and 2011.

Cost of sales

Cost of sales increased approximately $0.2 million for the three months ended March 31, 2012 compared to the same period in 2011. Gross profit as a percentage of sales was 25.0% for the three months ended March 31, 2012 compared to 27.5% in the corresponding period in 2011. The decrease in gross profit as a percentage of sales was primarily due to pricing concessions offered to customers to secure longer term commitments and costs related to the new Midwest facility incurred during the three months ended March 31, 2012 compared to the same period in 2011. We anticipate an increase in foam costs in the second quarter of fiscal 2012. To the extent we are unable to recapture these costs through customer pricing, our gross profit may be negatively impacted in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 decreased $0.1 million compared to the same period in 2011.

Income from operations

Income from operations decreased approximately $0.3 million to $0.9 million for the three months ended March 31, 2012 compared to the same period in 2011 based on those factors described above.

Liquidity and Capital Resources

For the three-months ended March 31, 2012, on a consolidated basis, cash flows used by operating activities totaled approximately $4.8 million, which represents a $44.6 million decrease compared to the three-month period ended March 31, 2011 cash provided from operations of $39.8 million. This decrease is principally the result of the cash used to pay the profit allocation to CGM related to the Staffmark sale ($13.7 million) together with the lack of positive operating cash flow from Staffmark during the three-months ended March 31, 2012. During the three months ended March 31, 2011, Staffmark generated $23.4 million in positive operating cash flow, Staffmark was sold in October 2011.

Cash flows used in investing activities totaled approximately $123.1 million, which reflects capital expenditures of approximately $3.4 million and the net acquisition costs associated with Arnold Magnetics totaling $123.6 million, offset in part by the collection of approximately $5.0 million of Staffmark sale escrow proceeds.

Cash flows provided by financing activities totaled approximately $17.9 million, principally reflecting: (i) distributions paid to shareholders during the quarter totaling approximately $17.4 million; (ii) repayments of preferred stock and accumulated interest at our CamelBak subsidiary totaling $48.0 million; more than offset by (iii) borrowings on our Revolving Credit Facility totaling $80.0 million.

At March 31, 2012 we had approximately $22.4 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of March 31, 2012, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $62.2 million;

•	American Furniture — $9.2 million;

•	Arnold Magnetics — $84.0 million;

•	CamelBak — $157.3 million;

•	ERGObaby — $59.4 million;

•	Fox — $10.2 million;

•	HALO — $40.6 million;

•	Liberty — $38.2 million; and

•	Tridien — $1.2 million.

Each loan to our businesses has a scheduled maturity date and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.

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

We recognized a non-cash increase to earnings of approximately $1.5 million during the three months ended March 31, 2012 in order to reflect a decrease in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A liability of approximately $34.3 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at March 31, 2012. During the three months ended March 31, 2012, we paid CGM $13.7 million in connection with the profit allocation earned on the sale of Staffmark.

The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business.

The following table provides the contribution-based profit (loss) for each of the businesses we control at March 31, 2012 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

(in thousands)	Contribution- based profit allocation accrual at Mar. 31, 2012	Quarter End of Fifth Anniversary Date of Acquisition

Advanced Circuits	$1,405	June 30, 2016
American Furniture	(13,377)	September 30, 2012
Arnold Magnetics	(1,185)	March 31, 2017
CamelBak	(1,405)	September 30, 2016
ERGObaby	245	September 30, 2015
FOX	3,801	March 31, 2013
HALO	597	March 31, 2012
Liberty	(210)	March 31, 2015
Tridien	(255)	September 30, 2016

Total contribution-based profit portion	$(10,384)
Estimated gain on sale portion	44,658

Total supplemental put liability	$34,274

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended March 31, 2012 was paid on April 30, 2012 and was $17.4 million.

Our Credit Facility provides for a Revolving Credit Facility totaling $290 million which matures in October 2016 and a Term Loan Facility totaling $225 million, which matures in October 2017.

On April 2, 2012, we exercised an option to increase the Term Loan Facility by $30 million. In connection with the increase, we amended the pricing of the facility wherein borrowings under the facility now bear interest at LIBOR plus 5% with a LIBOR floor of 1.25%. We incurred an amendment fee of approximately $2.2 million.

The Term Loan Facility requires quarterly payments of $0.6 million which commenced March 31, 2012, with a final payment of the outstanding principal balance due in October 2017.

At March 31, 2012 we had $80 million in outstanding borrowings under the Revolving Credit Facility.

We had approximately $209 million in borrowing base availability under this facility at March 31, 2012. Letters of Credit totaling $1.1 million were outstanding at March 31, 2012. We currently have no exposure to failed financial institutions.

The following table reflects required and actual financial ratios as of March 31, 2012 included as part of the affirmative covenants in our Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.04:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	2.03:1.0

We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Facility, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

Interest Expense

We incurred interest expense totaling $6.0 million for the three months ended March 31, 2012 compared to $2.1 million for the same period in 2011. The components of interest expense are as follows (in thousands):

	Three months ended March 31,
	2012	2011

Interest on credit facilities	$ 4,495	$ 1,141
Unused fee on revolving credit facility	660	776
Amortization of original issue discount	375	—
Realized losses on interest rate hedges	—	143
Unrealized losses on interest rate derivatives	345	—
Amortization of interest rate cap	123	—
Letter of credit fees	26	13
Other	5	7

Interest expense	$ 6,029	$ 2,080

Average daily balance of debt outstanding	$250,757	$95,494

Effective interest rate	9.6%	8.7%

Income Taxes

	Three months ended
	March 31, 2012	March 31, 2011
Income (loss) from continuing operations before income taxes	5,005	(2,372)
Provision for income taxes	(4,116)	3,089
Income (loss) from continuing operations	889	(5,461)

Effective income tax rate	82.2%	130.2%

We incurred income tax expense of $4.1 million with an effective tax rate of 82.2% in the first quarter of 2012 compared to $3.1 million with an effective tax rate of 130.2 % during the same period in 2011. Acquisition costs expensed in the three-months ended March 31, 2012 in connection with the Arnold acquisition are not tax deductible and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as they are passed through to the shareholders. These two items accounted for 28.2% and 14.6%, respectively, of the increased effective tax rate compared to the Federal statutory rate at March 31, 2012. Goodwill Impairment charges expensed in the three-months ended March 31, 2011 in connection with the American Furniture write-offs are not tax deductible and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as they are passed through to the shareholders. These two items accounted for 87.1% and 68.5%, respectively, of the increased effective tax rate compared to the Federal statutory rate at March 31, 2011. The components of income tax expense for the three-months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended
	March 31, 2012	March 31, 2011
U.S. Federal statutory rate	35.0%	(35.0) %
Foreign and state income taxes (net of Federal benefits)	14.1	15.9
LLC expenses	14.6	68.5
Production Activities Deduction	(8.2)	(15.9)
Non-deductible acquisition costs	28.2	—
Impairment expense	—	87.1
Non-recognition of NOL carry-forwards	4.4	—
Effect of state rate changes on deferred tax balances	—	5.6
Other	(5.9)	4.0

	82.2%	130.2%

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

Reconciliation of Net income (Loss) to EBITDA, Adjusted EBITDA

EBITDA – Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) is calculated as income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our Manager that requires us to acquire their allocation interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increase we will incur additional supplemental put charges and vice versa when the fair value of our businesses decrease; (iv) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement (“MSA’); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

We believe that EBITDA and Adjusted EBITDA provides useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to income (loss) from continuing operations these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.

We believe these measurements are also useful in measuring our ability to service debt and other payment obligations. EBITDA and Adjusted EBITDA are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Three months ended March 31, 2012

	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	HALO	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$(2,126)	$3,135	$(177)	$(4,644)	$1,989	$(49)	$(7)	$2,639	$(377)	$506	$889

Adjusted for:
Provision (benefit) for income taxes	(21)	1,625	—	(646)	1,663	(31)	16	1,373	(206)	343	4,116
Interest expense, net	5,972	—	4	(1)		19	—	2	—		5,996
Intercompany interest	(8,832)	1,305	429	578	3,162	1,604	491	181	1,049	33	—
Depreciation and amortization	(170)	1,312	121	2,138	3,407	1,523	865	1,764	1,911	575	13,446

EBITDA	(5,177)	7,377	377	(2,575)	10,221	3,066	1,365	5,959	2,377	1,457	24,447

(Gain) loss on sale of fixed assets	—	—	(4)	—	—	—	—	—	10	—	6
Non-controlling stockholder compensation	6	—	54	—	225	111	—	303	68	24	791
Impairment charges	—		—	—	—	—	—	—	—		—
Acquisition expenses	100	—	—	4,225	—	—	—	—	—		4,325
Supplemental put expense (reversal)	(1,540)		—	—	—	—	—	—	—		(1,540)
Management fees	3,819	125	—	—	125	125	125	125	125	88	4,657

Adjusted EBITDA (a)	$(2,792)	$7,502	$427	$1,650	$10,571	$3,302	$1,490	$6,387	$2,580	$1,569	$32,686

Adjusted EBITDA

Three months ended March 31, 2011

	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	HALO	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$(4,322)	$3,353	$(7,801)	Not Applicable	Not Applicable	$680	$(737)	$2,800	$(155)	$721	$(5,461)
Adjusted for:
Provision (benefit) for income taxes	(18)	2,068	(1,160)			428	(278)	1,653	(38)	434	3,089
Interest expense, net	2,059	(1)	7			13	—		—	—	2,078
Intercompany interest	(5,485)	1,569	604			1,186	519	458	1,068	81	—
Depreciation and amortization	(180)	1,193	1,115			764	852	1,677	1,635	593	7,649

EBITDA	(7,946)	8,182	(7,235)			3,071	356	6,588	2,510	1,829	7,355
(Gain) loss on sale of fixed assets	—	—	(13)			—	—	61	1	—	49
Non-controlling stockholder compensation	(600)	—	56			68	—	196	65	15	(200)
Impairment charges	—	—	7,700			—	—	—	—	—	7,700
Acquisition expenses	—	—	—			500	—	—	—	—	500
Supplemental put expense (reversal)	3,228	—	—			—	—	—	—	—	3,228
Management fees	2,706	125	125			125	125	125	125	88	3,544

Adjusted EBITDA (a)	$(2,612)	$8,307	$633			$3,764	$481	$6,970	$2,701	$1,932	$22,176

(a)	As a result of the sale of our Staffmark subsidiary in October 2011, Adjusted EBITDA does not include EBITDA from Staffmark from the period January 1, 2011 through March 31, 2011 of $3.2 million.

Reconciliation of net income (loss) to CAD

CAD is a non-GAAP measure that we believe provides additional, useful information to evaluate our ability to make anticipated quarterly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles cash receipts and payments that are not reflected on our income statement to net income (loss) and cash flows provided by (used in) operating activities, which we consider the most directly comparable GAAP financial measures in order to provide an additional measure of manage estimate of CAD.

(in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)

Net income (loss)	$889	$(6,567)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	13,090	10,314
Impairment expense	—	7,700
Supplemental put expense (reversal)	(1,540)	3,228
Noncontrolling interests and noncontrolling stockholders charges	791	1,144
Amortization of debt issuance costs	731	459
Unrealized loss on interest rate swap	345	—
Deferred taxes	(49)	(993)
Other	830	—
Changes in operating assets and liabilities	(19,893)	24,473

Net cash provided by (used in) operating activities	(4,806)	39,758
Plus:
Unused fee on revolving credit facility (1)	660	776
Successful acquisition expense (2)	4,325	500
Changes in operating assets and liabilities	19,893	—
Less:
Changes in operating assets and liabilities	—	24,473
Other	830	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	44	57
American Furniture	22	(52)
Arnold	111	—
CamelBak	271	—
ERGObaby	61	185
Fox	1,313	140
Halo	289	448
Liberty	133	218
Staffmark (divested October 2011)	—	834
Tridien	350	437

Estimated cash flow available for distribution and reinvestment	$16,648	$14,294

Distribution paid in April 2012/2011	$(17,388)	$(16,821)

(1)	Represents the commitment fee on the unused portion of our Prior Revolving Credit Facility and Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $0.8 million and $2.2 million of growth capital expenditures incurred during the three months ended March 31, 2012 and 2011, respectively.

Earnings of certain of our operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates substantially all of its operating income in the months of September through December. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months than other months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

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

The table below summarizes the payment schedule of our contractual obligations at March 31, 2012:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$431,730	$25,475	$50,443	$49,876	$305,936
Capital lease obligations	470	231	239	—	—
Operating lease obligations (b)	71,247	12,819	24,266	15,189	18,973
Purchase obligations (c)	257,147	168,716	46,837	41,568	26
Supplemental put obligation (d)	5,451	—	4,046	1,405	—

Total	$766,045	$207,241	$125,831	$108,038	$324,935

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of March 31, 2012, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $19.3 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and capital resources.

Critical Accounting Estimates

2012 Annual goodwill impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews of goodwill balances at each of our reporting units at least annually and more frequently in certain circumstances. Each of our businesses represents a reporting unit. Each of our reporting units is subject to impairment review at March 31, 2012, which represents our annual date for impairment testing, with the exception of American Furniture. The entire balance of American Furniture’s goodwill was impaired in 2011.

The Financial Accounting Standards Board (“FASB”) issued an accounting Standards Update 2011-08 (“ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2011. At March 31, 2012 we elected to use the qualitative assessment alternative to test goodwill for impairment for each of our reporting units that maintain a goodwill carrying value.

As prescribed by the ASU, factors to consider when making the qualitative assessment prior to performing Step 1 of the goodwill impairment test are as follows:

•

Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•

Industry and market considerations such as deterioration in the environment in which an entity operates, an increased competitive environment, a decline (both absolute and relative to its peers) in market-dependent multiples or metrics, a change in the market for an entity’s products or services, or a regulatory or political development;

•	Cost factor, such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•

Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as litigation, contemplation of bankruptcy, or changes in management, key personnel, strategy, or customers;

•

Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or a recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	Sustained decrease (both absolute and relative to its peers) in share price, if applicable.

In addition to considering the above factors we performed the following procedures as of March 31, 2012 for each of our reporting units;

•	Compared and assessed Trailing Twelve month (“TTM”) net sales as of March 31, 2012 to TTM net sales as of March 31, 2011:

•	Compared and assessed TTM operating income as of March 31, 2012 to TTM operating income as of March 31, 2011;

•	Compared and assessed TTM Adjusted EBITDA as of March 31, 2012 to Adjusted EBITDA as of March 31, 2011;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2011 to budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2012 to budget;

•

Compared the fair value of each of our reporting units to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March 31, 2012 and concluded that in each case the fair value of the reporting unit was in excess of its carrying amount; and

•

Performed a market capitalization reconciliation for CODI and determined that CODI’s public market capitalization was significantly in excess of the fair value of its consolidated equity (as derived from the aforementioned supplemental put analysis).

Based on our qualitative assessment as outlined above we believe that it is more likely than not that the fair value of each of our reporting units is not less than its carrying amount at March 31, 2012.

Recent Accounting Pronouncements

Refer to footnote C to our condensed consolidated financial statements.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risk since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. - CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2012. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2012.

In the first quarter of 2012, the Company acquired Arnold Magnetics (see Note D- Acquisition of Business to our Condensed Consolidated Financial Statements), which represented 15.8% of our total assets as of March 31, 2012. The Company is in the process of fully integrating Arnold into its internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to Arnold has been excluded. Other than as described above, in connection with the evaluation required by Exchange Act Rule 13a-15(d), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially from those disclosed in Part I, Item 3 of our 2011 Annual Report on Form 10-K as filed with the SEC on March 7, 2012.

ITEM 1A.	RISK FACTORS

Except for the additional Risk Factor noted below for Arnold Magnetics, acquired on March 5, 2012, Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K as filed with the SEC on March 7, 2012.

Changes in the cost and availability of certain rare earth minerals and magnets could materially harm Arnold’s business, financial condition and results of operations.

Arnold manufactures precision magnetic assemblies and high-performance rare earth magnets including Samarium Cobalt magnets. Arnold is especially susceptible to changes in the price and availability of certain rare earth materials. The price of these materials has fluctuated significantly in recent years and we believe price fluctuations are likely to occur in the future. Arnold’s need to maintain a continuing supply of rare earth materials makes it difficult to resist price increases and surcharges imposed by its suppliers. Arnold’s ability to pass increases in costs for such materials through to its customers by increasing the selling prices of its products is an important factor in Arnold’s business. We cannot guarantee that Arnold will be able to maintain an appropriate differential at all times. If costs for rare earth materials increase, and if Arnold is unable to pass along, or is delayed in passing along, those increases to its customers, Arnold will experience reduced profitability. Rare earth minerals and magnets are available from a limited number of suppliers, primarily in China. Political and civil instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties, quotas or embargoes, may affect the market price and availability of rare earth materials, particularly from China. If a substantial interruption should occur in the supply of rare earth materials, Arnold may not be able to obtain other sources of supply in a timely fashion, at a reasonable price or as would be necessary to satisfy its requirements. Accordingly, a change in the supply of, or price for, rare earth minerals and magnets could materially harm Arnold’s business, financial condition and results of operations.

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

Date: May 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2012

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