Form 10-Q
period 2012-06-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2012-08-07
CIK 1345122, 1345126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2012

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

•	the “Revolving Credit Facility” refer to the $290 million Revolving Credit Facility provided by the Credit Facility that matures in October 2016;

•	the “Term Loan Facility” refer to the $253.8 million Term Loan Facility, as of June 30, 2012, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the third amended and restated operating agreement of the Company dated as of November 1, 2010; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I

FINANCIAL INFORMATION

ITEM 1.—	FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,017	$131,973
Accounts receivable, less allowances of $3,587 at June 30, 2012 and $2,420 at December 31, 2011	118,449	69,114
Inventories	139,162	96,312
Prepaid expenses and other current assets	27,898	22,758
Current assets of discontinued operations	—	40,064

Total current assets	301,526	360,221
Property, plant and equipment, net	64,612	43,579
Goodwill	259,248	205,567
Intangible assets, net	355,787	328,070
Deferred debt issuance costs, less accumulated amortization of $1,068 at June 30, 2012 and $227 at December 31, 2011	9,241	6,942
Other non-current assets	13,810	13,889
Non-current assets of discontinued operations	—	71,638

Total assets	$1,004,224	$1,029,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,383	$36,612
Accrued expenses	46,128	36,386
Due to related party	4,000	4,239
Current portion of supplemental put obligation	4,500	13,675
Current portion, long-term debt	2,550	2,250
Other current liabilities	1,571	1,694
Current liabilities of discontinued operations	—	23,306

Total current liabilities	133,132	118,162
Supplemental put obligation	32,676	35,814
Deferred income taxes	66,239	49,088
Long-term debt, less original issue discount	263,062	214,000
Other non-current liabilities	6,464	2,875
Non-current liabilities of discontinued operations	—	13,489

Total liabilities	501,573	433,428

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at June 30, 2012 and December 31, 2011	648,036	658,361
Accumulated other comprehensive loss	(787)	—
Accumulated deficit	(197,275)	(160,852)

Total stockholders’ equity attributable to Holdings	449,974	497,509
Noncontrolling interest	52,677	95,257
Noncontrolling interest of discontinued operations	—	3,712

Total stockholders’ equity	502,651	596,478

Total liabilities and stockholders’ equity	$1,004,224	$1,029,906

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands, except per share data)
Net sales	$230,016	$133,144	$425,343	$277,784
Cost of sales	157,115	92,045	290,755	193,331

Gross profit	72,901	41,099	134,588	84,453

Operating expenses:
Selling, general and administrative expense	39,901	23,294	80,334	46,952
Supplemental put expense	2,902	1,667	1,362	4,895
Management fees	4,333	3,496	8,865	6,915
Amortization expense	7,764	4,719	14,940	9,434
Impairment expense	—	—	—	7,700

Operating income	18,001	7,923	29,087	8,557

Other income (expense):
Interest income	10	—	43	2
Interest expense	(7,707)	(1,869)	(13,736)	(3,949)
Amortization of debt issuance costs	(485)	(542)	(841)	(1,001)
Other expense, net	(128)	13	(396)	—

Income from continuing operations before income taxes	9,691	5,525	14,157	3,609
Provision for income taxes	5,659	2,923	9,758	6,290

Income (loss) from continuing operations	4,032	2,602	4,399	(2,681)
Income (loss) from discontinued operations, net of income tax	(1,690)	5,664	(1,168)	4,380
Loss on sale of discontinued operations, net of income tax	(130)	—	(130)	—

Net income	2,212	8,266	3,101	1,699
Less: Income from continuing operations attributable to noncontrolling interest	2,361	1,096	4,037	2,056
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	(225)	792	(226)	239

Net income (loss) attributable to Holdings	$76	$6,378	$(710)	$(596)

Amounts attributable to Holdings:
Income (loss) from continuing operations	$1,671	$1,506	$362	$(4,737)
Income (loss) from discontinued operations, net of income tax	(1,465)	4,872	(942)	4,141
Loss on sale of discontinued operations, net of income tax	(130)	—	(130)	—

Net income (loss) attributable to Holdings	$76	$6,378	$(710)	$(596)

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$0.03	$0.03	$0.01	$(0.10)
Discontinued operations	(0.03)	0.11	(0.02)	0.09

	$0.00	$0.14	$(0.01)	$(0.01)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	48,300	46,725	48,300	46,725

Cash distributions declared per share (refer to Note L)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands)
Net income	$2,212	$8,266	$3,101	$1,699
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(817)	—	(787)	—

Total comprehensive income, net of tax	$1,395	$8,266	$2,314	$1,699

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2012	48,300	$658,361	$(160,852)	$—	$497,509	$95,257	$3,712	$596,478
Net income (loss)	—	—	(710)	—	(710)	4,037	(226)	3,101
Other comprehensive loss — foreign currency translation	—	—	—	(787)	(787)	—	—	(787)
Proceeds received from Arnold noncontrolling shareholders	—	—	—	—	—	1,713	—	1,713
Proceeds received from noncontrolling shareholders	—	—	—	—	—	2,916	—	2,916
Distribution to noncontrolling shareholders related to the Fox recapitalization (refer to Note F)	—	(8,544)	—	—	(8,544)	(6,794)	—	(15,338)
Accretion — CamelBak preferred stock	—	—	(937)	—	(937)	937	—	—
Redemption of noncontrolling interest holders	—	(1,781)	—	—	(1,781)	315	—	(1,466)
Redemption of CamelBak preferred stock	—	—	—	—	—	(48,022)	—	(48,022)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	2,318	—	2,318
HALO disposition	—	—	—	—	—	—	(3,486)	(3,486)
Distributions paid	—	—	(34,776)	—	(34,776)	—		(34,776)

Balance — June 30, 2012	48,300	$648,036	$(197,275)	$(787)	$449,974	$52,677	$—	$502,651

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$3,101	$1,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	6,890	4,791
Amortization expense	19,553	16,009
Impairment expense	—	7,700
Amortization of debt issuance costs and original issue discount	2,432	1,001
Supplemental put expense	1,362	4,895
Unrealized loss on interest rate swap	1,593	—
Noncontrolling stockholder charges and other	2,332	1,215
Deferred taxes	(489)	(1,926)
Other	845	87
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(21,560)	1,627
Increase in inventories	(26,423)	(11,282)
Increase in prepaid expenses and other current assets	(3,441)	(3,305)
Increase in accounts payable and accrued expenses	22,509	25,973
Payment of supplemental put liability	(13,675)	—

Net cash provided by (used in) operating activities	(4,971)	48,484

Cash flows from investing activities:
Acquisitions, net of cash acquired	(125,390)	—
Purchases of property and equipment	(6,944)	(11,367)
Proceeds released from escrow related to Staffmark sale	5,045	—
Proceeds related to HALO sale	66,142	—
Purchase of Fox common stock	(13,234)	—
Other investing activities	1,082	150

Net cash used in investing activities	(73,299)	(11,217)

Cash flows from financing activities:
Borrowings under Credit Facility	147,500	43,000
Repayments under Credit Facility	(99,729)	(51,000)
Redemption of CamelBak preferred stock	(48,022)	—
Distributions paid	(34,776)	(32,708)
Net proceeds provided by noncontrolling interest	11,833	—
Net proceeds paid to noncontrolling shareholders related to Fox	(16,289)	—
Debt issuance costs	(3,154)	(593)
Excess tax benefit on stock-based compensation, and other	5,147	(261)

Net cash used in financing activities	(37,490)	(41,562)

Foreign currency impact on cash	(593)	—
Net decrease in cash and cash equivalents	(116,353)	(4,295)
Cash and cash equivalents — beginning of period	132,370	13,536

Cash and cash equivalents — end of period	$16,017	$9,241

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2012

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

The Company is a controlling owner of eight businesses, or operating segments, at June 30, 2012. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”) CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), and Tridien Medical, Inc. (“Tridien”). Refer to Note F for further discussion of the operating segments.

Note B — Presentation and principles of consolidation

The condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and June 30, 2011, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

Certain amounts in the historical condensed consolidated financial statements have been reclassified to conform to the current period presentation. American Furniture implemented a revised standard costing system during 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as reclassifying certain manufacturing related expenses including rent, insurance, utilities and workers’ compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to more timely react to changes in supply costs, product demand and overall price structure going forward which in turn should eliminate the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the three and six months ended June 30, 2011 was $1.6 million and $3.1 million, respectively. This reclassification lowered the historical gross profit recorded in these periods but had no net impact on operating income (loss) or net income (loss). In addition, this reclassification had no impact on the financial position or cash flows during these periods.

Discontinued Operations

On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As a result, the results of operations for the periods from January 1, 2012 through the date of sale, April 1, 2012 through the date of sale, and the three and six months ended June 30, 2011, respectively, have been reclassified to exclude discontinued operations in accordance with accounting guidelines. In addition, HALO’s assets and liabilities have been reclassified as discontinued operations as of December 31, 2011. Refer to Note E for additional information.

Note C — Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing indefinite-lived intangible impairment tests, which will be effective for us January 1, 2013. It allows the Company to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. The Company does not expect the adoption of the amended guidance will have a significant impact on the condensed consolidated financial statements.

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

The Company made loans to and purchased a 96.6% controlling interest in Arnold on a primary and fully diluted basis. The purchase price, including proceeds from noncontrolling interests, was approximately $130.5 million (excluding acquisition-related costs). Acquisition related costs were approximately $4.4 million and were recorded to selling, general and administrative expense during the six months ended June 30, 2012. The Company funded the acquisition through available cash on its balance sheet and a draw of $25 million on its Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside the Company collectively representing 3.4% initial noncontrolling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

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

Amounts Recognized as of Acquisition Date
Arnold
(in thousands)
Assets:
Cash	$6,965
Accounts receivable, net (1)	18,728
Inventory (2)	20,550
Other current assets	3,391
Property, plant and equipment (3)	20,805
Intangible assets	41,700
Goodwill (4)	53,341
Other assets	6,478

Total assets	$171,958

Liabilities and noncontrolling interests:
Current liabilities	$24,374
Other liabilities	100,317
Noncontrolling interest (5)	1,713

Total liabilities and noncontrolling interest	$126,404

Net assets acquired	$45,554
Noncontrolling interest	1,713
Intercompany loans to businesses	85,500

$132,767

(1)	Includes $19.1 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2)	Includes $3.0 million of inventory fair value step up. This balance was fully amortized during the six months ended June 30, 2012.
(3)	Includes $13.8 million of property, plant and equipment fair value step up.
(4)	Goodwill is not deductible for tax purposes.
(5)	Fair value of noncontrolling interest approximates book value.

The intangible assets preliminarily recorded in connection with the Arnold Magnetics acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$22,770	15
Technology	11,790	10
Technology	1,260	7
Other	90	less than one year
Trade name	5,370	10
Trade name	420	5

	$41,700

Joint Venture

Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material for the six months ended June 30, 2012.

Unaudited pro-forma information

The following unaudited pro-forma data for the three and six months ended June 30, 2012 and 2011 gives effect to the acquisition of Arnold Magnetics, as described above, as if the acquisition had been completed as of January 1, 2011. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Six months ended June 30,
(in thousands)	2012	2011
Net sales	$448,592	$344,662
Operating income	33,443	12,844
Net income	6,502	3,425
Net income attributable to Holdings	2,691	1,130
Basic and diluted net income attributable to Holdings	$0.06	$0.02

Other acquisition

On May 23, 2012, the Company’s subsidiary, Advanced Circuits, completed the acquisition of Universal Circuits, Inc. (“Universal Circuits”), a manufacturer of printed circuit boards, for approximately $2.8 million. The manufacturing facility is located in Maple Grove, Minnesota. This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs.

The following is a preliminary summary of the assets and liabilities recorded in connection with this acquisition, pending finalization of the valuation efforts:

Assets:
Accounts receivable	$2,267
Inventory	784
Property, plant and equipment	906
Goodwill	147
Intangible asset, non-compete	9
Intangible asset, customer relationships	284

Total assets	$4,397
Liabilities:
Accounts payable and accrued expenses	$2,282
Note payable	812

Total liabilities	$3,094

Note E — Discontinued operations

On May 1, 2012, the Company sold its majority owned subsidiary HALO, to Candlelight Investment Holdings, Inc., for a total enterprise value of $76.5 million. The transaction is subject to customary escrow requirements and adjustment for certain changes in the working capital of HALO. The HALO purchase agreement contains customary representations, warranties, covenants and indemnification provisions.

At the closing, the Company received approximately $66.4 million in cash in respect of its debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The Company also expects to receive approximately $0.6 million of proceeds held in escrow pending resolution of the matters for which these funds are being withheld. In addition, the Company expects to receive a tax refund of approximately $1.1 million from the recording of transaction expenses incurred in connection with the transaction. The Company recognized a loss of $0.1 million for the three and six months ended June 30, 2012 as a result of the sale of HALO. The net proceeds were used to repay outstanding debt under the Company’s revolving credit facility.

Summarized operating results for HALO for the three and six months ended June 30, 2012 and 2011 through the date of disposition were as follows (in thousands):

	For the period Apr. 1, 2012 through disposition	Three months ended June 30, 2011	For the period Jan. 1, 2012 through disposition	Six months ended June 30, 2011
Net sales	$14,177	$39,296	$51,253	$71,982

Operating income (loss)	(2,680)	2,883	(2,141)	2,430
Income (loss) from continuing operations before income taxes	(2,680)	2,942	(2,141)	2,486
Provision (benefit) for income taxes	(990)	528	(973)	250

Income (loss) from discontinued operations (1)	$(1,690)	$2,414	$(1,168)	$2,236

(1)

The results for the periods from April 1, 2012 through disposition, January 1, 2012 through disposition, the three months ended June 30, 2011, and the six months ended June 30, 2011, exclude $0.2 million, $0.7 million, $0.6 million and $1.1 million of intercompany interest expense, respectively.

Income from discontinued operations for the three and six months ended June 30, 2011 on the condensed consolidated income statements also include $3.3 million and $2.1 million, respectively, of income from discontinued operations related to the Staffmark sale in October 2011.

The following table presents summary balance sheet information of HALO as of December 31, 2011 (in thousands):

December 31, 2011
Assets:
Cash	$397
Accounts receivable, net	30,275
Inventories	4,709
Prepaid expenses and other current assets	4,683

Current assets of discontinued operations	$40,064

Property, plant and equipment, net	1,656
Goodwill	39,773
Intangible assets, net	30,034
Other non-current assets	175

Non-current assets of discontinued operations	$71,638

Liabilities:
Accounts payable	14,014
Accrued expenses and other current liabilities	9,292

Current liabilities of discontinued operations	$23,306

Deferred income taxes	13,396
Other non-current liabilities	93

Non-current liabilities of discontinued operations	$13,489

Noncontrolling interest of discontinued operations	$3,712

Note F — Operating segment data

At June 30, 2012, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2012 and 2011 is presented below (in thousands):

Net sales of operating segments	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
ACI	$21,204	$20,020	$40,649	$40,313
American Furniture	21,345	23,477	51,631	59,417
Arnold Magnetics	32,539	—	43,836	—
CamelBak	44,279	—	84,468	—
ERGObaby	13,344	11,186	27,025	22,657
Fox	60,719	45,895	106,391	88,775
Liberty	22,464	18,622	43,615	38,825
Tridien	14,122	13,944	27,728	27,797

Total	230,016	133,144	425,343	277,784
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$230,016	$133,144	$425,343	$277,784

International Revenues

Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, ERGObaby CamelBak, and Arnold in each of the periods presented. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $36.2 million and $30.4 million for the three months ended June 30, 2012 and 2011, respectively, and $63.5 million and $58.3 million for the six months ended June 30, 2012 and 2011, respectively. ERGObaby recorded net sales to locations outside the United States of $7.3 million and $7.2 million for the three months ended June 30, 2012 and 2011, respectively, and $15.5 million and $15.1 million for the six months ended June 30, 2012 and 2011, respectively. CamelBak recorded net sales to locations outside the United States of $7.0 million and $15.1 milllion for the three and six months ended June 30, 2012. Arnold Magnetics recorded net sales to locations outside the United States of $19.0 million for the three months ended June 30, 2012. There were no significant inter-segment transactions.

Profit (loss) of operating segments (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
ACI	$5,920	$6,805	$12,076	$13,887
American Furniture (2)	(740)	(1,597)	(451)	(9,595)
Arnold Magnetics (3)	855	—	(3,826)	—
CamelBak	8,876	—	16,020	—
ERGObaby	2,016	2,201	3,665	4,585
Fox	6,855	4,602	11,146	9,626
Liberty	1,642	1,017	2,217	1,913
Tridien	1,032	1,099	1,924	2,342

Total	26,456	14,127	42,771	22,758
Reconciliation of segment profit to consolidated income from continuing operations before income taxes:
Interest expense, net	(7,697)	(1,869)	(13,693)	(3,947)
Other income, net	(128)	13	(396)	—
Corporate and other (4)	(8,940)	(6,746)	(14,525)	(15,202)

Total consolidated income from continuing operations before income taxes	$9,691	$5,525	$14,157	$3,609

(1)	Segment profit (loss) represents operating income (loss).
(2)	Includes $7.7 million of goodwill and intangible asset impairment charges during the six months ended June 30, 2011.
(3)	Includes acquisition-related costs in connection with the acquisition of Arnold expensed in accordance with acquisition accounting.
(4)	Includes fair value adjustments related to the supplemental put liability.

Accounts receivable	Accounts Receivable June 30, 2012	Accounts Receivable December 31, 2011
ACI	$7,775	$5,102
American Furniture	6,931	10,306
Arnold Magnetics	20,099	—
CamelBak	28,604	17,111
ERGObaby	6,015	2,867
Fox	35,004	18,635
Liberty	12,917	13,331
Tridien	4,691	4,182

Total	122,036	71,534
Reconciliation of segment to consolidated totals:
Corporate and other	—	—

Total	122,036	71,534
Allowance for doubtful accounts	(3,587)	(2,420)

Total consolidated net accounts receivable	$118,449	$69,114

	Goodwill June 30, 2012	Goodwill Dec. 31, 2011	Identifiable Assets June 30, 2012 (1)	Identifiable Assets Dec. 31, 2011 (1)
Goodwill and identifiable assets of operating segments
ACI	$57,762	$57,615	$27,047	$26,329
American Furniture	—	—	22,924	20,306
Arnold Magnetics	53,341	—	93,090	—
CamelBak	5,546	5,546	234,588	239,905
ERGObaby	41,664	41,471	71,136	74,457
Fox	31,372	31,372	104,120	80,392
Liberty	32,684	32,684	39,281	40,064
Tridien	19,555	19,555	19,368	19,139

Total	241,924	188,243	611,554	500,592
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	14,973	142,931
Goodwill carried at Corporate level (3)	17,324	17,324	—	—

Total	$259,248	$205,567	$626,527	$643,523

(1)	Does not include accounts receivable balances per schedule above.
(2)	Corporate assets were reduced during the six months ended June 30, 2012 primarily as a result of the cash at December 31, 2011 used to fund the acquisition of Arnold Magnetics.
(3)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

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

Recapitalization of Fox

On June 18, 2012, the Company entered into an amendment (the “Amendment”) to the inter-company loan agreement with Fox (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for term loan borrowings of $60 million and an increase to the revolving loan commitment of $2.0 million and to permit the proceeds thereof to fund cash distributions totaling $67.0 million by Fox to the Company and to its non-controlling shareholders, (ii) extend the maturity dates of the term loans under the Loan Agreement, and (iii) modify borrowing rates under the Loan Agreement. Our share of the cash distribution was approximately $50.7 million with approximately $16.3 million being distributed to Fox’s non-controlling shareholders. All other material terms and conditions of the Loan Agreement were unchanged.

The table below summarizes the stockholders’ equity impact as a result of the transaction.

Recapitalization proceeds to existing shareholders	$(13,252)
Shares purchased from noncontrolling holders	(10,969)
Recapitalization proceeds to option holders	(3,037)
Shares purchased by noncontrolling holders	7,204
Tax benefit on options	4,716

$(15,338)

Note G — Property, plant and equipment and inventory

Property, plant and equipment is comprised of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Machinery and equipment	$73,704	$49,340
Office furniture, computers and software	5,557	4,030
Leasehold improvements	10,706	9,541
Buildings and land	376	—

	90,343	62,911
Less: accumulated depreciation	(25,731)	(19,332)

Total	$64,612	$43,579

Depreciation expense was $3.8 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and $6.9 million and $4.8 million for the six months ended June 30, 2012 and 2011, respectively.

Inventory is comprised of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and supplies	$93,719	$53,659
Finished goods	53,968	48,596
Less: obsolescence reserve	(8,525)	(5,943)

Total	$139,162	$96,312

Note H — Goodwill and other intangible assets

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

2012 Annual goodwill impairment testing

The Company is required to perform impairment reviews of goodwill balances at each of its reporting units at least annually and more frequently in certain circumstances. Each of the Company’s businesses represents a reporting unit, except at Arnold, which comprises three reporting units. Each of the reporting units is subject to impairment review at March 31, 2012, which represents the annual date for impairment testing, with the exception of American Furniture. The entire balance of American Furniture’s goodwill was impaired in 2011.

The FASB issued an Accounting Standards Update 2011-08 (“ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2011. At March 31, 2012 the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value.

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

Based on the qualitative assessment as outlined the Company believes that it is more likely than not that the fair value of each of our reporting units is not less than its carrying amount at March 31, 2012. These results may change as a result of finalization of this analysis during the three months ended September 30, 2012.

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

A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2012 and the year ended December 31, 2011, is as follows (in thousands):

	Six months ended June 30, 2012	Year ended December 31, 2011
Beginning balance:
Goodwill	$247,002	$233,568
Accumulated impairment losses	(41,435)	(35,535)

	205,567	198,033

Impairment losses	—	(5,900)
Acquisition of businesses (1)	53,488	13,620
Adjustment to purchase accounting	193	(186)

Total adjustments	53,681	7,534

Ending balance:
Goodwill	300,683	247,002
Accumulated impairment losses	(41,435)	(41,435)

	$259,248	$205,567

(1)	Relates to the purchase of Arnold Magnetics and Universal Circuits in 2012 and CamelBak and Orbit Baby in 2011.

Other intangible assets

2012 Annual indefinite lived impairment testing

The Company is in the process of completing its 2012 annual impairment testing on indefinite lived intangible assets as of March 31, 2012. Preliminary results indicate there is no impairment; however results may change as a result of finalization of this analysis during the three months ended September 30, 2012.

Other intangible assets are comprised of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011	Weighted Average Useful Lives
Customer relationships	$191,759	$169,105	12
Technology and patents	89,464	75,679	8
Trade names, subject to amortization	7,595	1,305	10
Licensing and non-compete agreements	7,726	7,417	4
Distributor relations and other	606	516	5

	297,150	254,022

Accumulated amortization customer relationships	(40,111)	(32,182)
Accumulated amortization technology and patents	(28,345)	(23,188)
Accumulated amortization trade names, subject to amortization	(518)	(143)
Accumulated amortization licensing and non-compete agreements	(4,303)	(2,917)
Accumulated amortization distributor relations and other	(516)	(452)

Total accumulated amortization	(73,793)	(58,882)
Trade names, not subject to amortization	132,430	132,930

Total intangibles, net	$355,787	$328,070

Amortization expense related to intangible assets was $7.8 million and $4.7 million for the three months ended June 30, 2012 and 2011, respectively, and $14.9 million and $9.4 million for the six months ended June 30, 2012 and 2011, respectively. Estimated charges to amortization expense of intangible assets over the next years, is as follows, (in thousands):

July 1, 2012 through Dec. 31, 2012	$15,169
2013	29,002
2014	28,428
2015	24,881
2016	18,634

$116,114

Note I — Debt

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

The Company had $19.5 million in outstanding borrowings under its Revolving Credit Facility at June 30, 2012. Borrowing base availability under our Revolving Credit Facility was approximately $269 million at June 30, 2012. Letters of credit outstanding at June 30, 2012 totaled approximately $1.7 million. At June 30, 2012, the Company was in compliance with all covenants.

The following table provides the Company’s debt holdings at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Revolving Credit Facility	$19,500	$—
Term Loan Facility	253,800	225,000
Original issue discount	(7,688)	(8,750)

Total debt	$265,612	$216,250

Less: Current portion, term loan facilities	(2,550)	(2,250)

Long term debt	$263,062	$214,000

Note J — Derivative instruments and hedging activities

The Credit Facility requires the Company to hedge the interest on fifty percent of the outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•

A two-year interest rate cap with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At June 30, 2012 this interest rate cap had a fair value of $0.01 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its change in mark-to-market value is reflected as a component of interest expense; and

•

A three-year interest rate swap with a notional amount of $200 million effective December 31, 2013 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At June 30, 2012, this interest rate swap had a fair value loss of $3.4 million and is reflected in other non-current liabilities with its change in mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the Credit Facility and as a result, periodic mark-to market changes in fair value are reflected in the consolidated statement of income.

Note K — Fair value measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$11	$—	$11	$—
Liabilities:
Supplemental put obligation	$37,176	$—	$—	$37,176
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	3,414	—	3,414	—

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$166	$—	$166	$—
Liabilities:
Supplemental put obligation	$49,489	$—	$—	$49,489
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	1,822	—	1,822	—

A reconciliation of the change in the carrying value of our level 3 supplemental put liability from January 1, 2012 through June 30, 2012 and from January 1, 2011 through June 30, 2011 is as follows (in thousands):

	2012	2011
Balance at January 1	$49,489	$44,598
Supplemental put expense (reversal)	(1,540)	3,228
Payment of supplemental put liability	(13,675)	—

Balance at March 31	$34,274	$47,826
Supplemental put expense	2,902	1,667

Balance at June 30	$37,176	$49,493

Valuation Techniques

Supplemental put:

The Company and CGM entered into a Supplemental Put Agreement in 2006, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the Master Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The change in the supplemental put liability during the six months ended June 30, 2012, was primarily related to a payment of approximately $13.7 million to CGM due to the profit allocation payment related to the sale of Staffmark.

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

Interest rate cap — asset:

The Company’s derivative instrument at June 30, 2012 consisted of an over-the-counter (OTC) interest rate cap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the cap as Level 2. Refer to Note J.

Interest rate swap — liability:

The Company’s derivative instrument at June 30, 2012 consisted of an over-the-counter (OTC) interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. Refer to Note J.

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

Distributions:

•	On January 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2012. This distribution was declared on January 5, 2012.

•	On April 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of April 24, 2012. This distribution was declared on April 10, 2012.

•	On July 31, 2012, the Company paid a distribution of $0.36 per share to holders of record as of July 24, 2012. This distribution was declared on July 10, 2012.

Note M — Warranties

The Company’s CamelBak, ERGObaby, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows (in thousands):

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Warranty liability:
Beginning balance	$4,311	$3,237
Accrual	2,112	3,556
Warranty payments	(1,678)	(2,769)
Other	—	287

Ending balance	$4,745	$4,311

Note N — Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2012 and December 31, 2011:

	% Ownership (1)		% Ownership (1)
	June 30, 2012		December 31, 2011
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.6	69.4	69.6	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.6	n/a	n/a
CamelBak	89.9	76.7	89.9	76.7
ERGObaby	81.1	74.6	81.1	74.6
FOX	75.7	71.1	78.0	67.9
Liberty	96.2	87.6	96.2	87.6
Tridien	73.9	60.0	73.9	60.0

	Noncontrolling Interest Balances
(in thousands)	June 30, 2012	December 31, 2011
ACI	$6,344	$4,475
American Furniture	154	46
Arnold Magnetics	1,534	—
CamelBak	11,522	54,729
ERGObaby	10,485	10,233
FOX	10,046	13,661
Liberty	1,565	1,436
Tridien	10,927	10,577
CGM	100	100

	$52,677	$95,257

Recapitalization of Fox

As discussed in Note F, on June 18, 2012, the Company recapitalized its Fox subsidiary. As a result of this recapitalization, the Company’s ownership was 75.7% on a primary basis and 71.1% on a fully diluted basis as of June 30, 2012.

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
United States Federal Statutory Rate	35.0%	35.0%	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	10.3	5.3	11.4	20.4
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	19.3	20.1	18.4	75.8
Impact of subsidiary employee stock options	(7.4)	4.7	(5.1)	4.4
Domestic production activities deduction	(1.0)	(7.0)	(3.5)	(21.3)
Non-deductible acquisition costs	1.1	—	10.7	—
Impairment expense	—	—	—	57.2
Non-recognition of NOL carryforwards at AFM	3.6	—	4.0	—
Other	(2.5)	(5.2)	(2.0)	2.8

Effective income tax rate	58.4%	52.9%	68.9%	174.3%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent, which is taxed as a partnership.

Note P — Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at June 30, 2012.

Date of acquisition through June 30, 2012
Change in benefit obligation:
Benefit obligation, acquisition date	$15,662
Service cost	150
Interest cost	107
Actuarial loss	—
Transfer of employee contributions	127
Benefits paid	123
Foreign currency translation	(752)
Retirees	(730)

Benefit obligation, June 30	14,687

Change in plan assets:
Fair value of assets, acquisition date	$14,325
Actual return on plan assets	2
Company contribution	151
Employee contributions and transfer	127
Benefits paid	123
Foreign currency translation	(688)
Retirees	(730)

Fair value of assets, June 30	13,310

Funded Status	$(1,377)

The unfunded liability of $1.4 million is recognized in the consolidated balance sheet within other non-current liabilities at June 30, 2012. The net actuarial loss recognized in cumulative other comprehensive loss was $0.8 million at June 30, 2012.

Net periodic benefit cost consists of the following at June 30, 2012:

Date of acquisition through June 30, 2012
Service cost	$150
Interest cost	107
Expected return on plan assets	(36)

Net periodic benefit cost	$221

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at June 30, 2012:

June 30, 2012
Discount rate	2.25%
Expected return on plan assets	2.50%
Rate of compensation increase	1.00%

The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.

Cash Flow Data: The Company, for the remainder of 2012, per the terms of the agreement, will be contributing to the plan approximately $0.3 million.

The following presents the benefit payments which are expected to be paid for the plan:

July 1, 2012 through June 30, 2013	$569
July 1, 2013 through June 30, 2014	1,015
July 1, 2014 through June 30, 2015	1,185
July 1, 2015 through June 30, 2016	596
July 1, 2016 through June 30, 2017	640
July 1, 2017 and thereafter	4,731

Plan Assets: Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The breakdown of the allocation of assets in Swiss Life’s group life portfolio is as follows at the date of acquisition:

Acquisition Date Allocation
Certificates of deposit and cash and cash equivalents	78%
Fixed income bonds and securities	7%
Mutual funds	1%
Private equity and hedge funds	1%
Real estate	11%
Equity and other investments	2%

100%

As the plan assets are pooled with assets of other participating employers and are not separable, the fair values of the pension plan assets at June 30, 2012 were considered Level 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 9, 2012.

Overview

Compass Diversified Holdings, a Delaware statutory trust, was formed in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

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

2012 First Half Highlights

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

The purchase price, including proceeds from non-controlling interests, was approximately $130.5 million (excluding acquisition-related costs) and was based on a total enterprise value of $124.2 million and included approximately $6.3 million in cash and working capital. Acquisition related costs were approximately $4.4 million. We funded the acquisition through available cash on hand and a draw of $25 million on our Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside us, collectively representing approximately 3.4% in initial non-controlling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

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

At the closing, we received approximately $66.4 million in cash in respect of our debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The net proceeds were used to repay outstanding debt under our Revolving Credit Facility. Our proceeds from the disposition approximate our carrying value of HALO.

The transaction is subject to typical escrow requirements and adjustments for certain changes in the working capital of HALO. The HALO purchase agreement contains customary representations, warranties, covenants and indemnification provisions.

Outlook

Net sales during the first quarter of 2012 increased at six of our nine businesses when compared to the first quarter of 2011. The preliminary estimate of U.S. gross domestic product (“GDP”), a measure of the total production of goods and services in the United States, increased during the second quarter of 2012 at the seasonally adjusted annualized rate of 1.5%, compared to 2.2% in the second quarter of 2011. The decreased rate of growth is an indication that consumer spending is slowing down. Each of our businesses are impacted by the overall economic environment including both consumer spending and increasing commodity and fuel costs. Additionally, American Furniture Manufacturing Inc. (“AFM” or “American Furniture”) is also significantly affected by continued tight credit markets and the depressed housing market which is evident in the significant decrease in quarter over quarter sales and operating profit in the second quarter of 2012.

We believe that the continued tight credit environment may continue to benefit our acquisition model as we do not rely on separate third-party financing as a component to closing.

We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:

•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	January 4, 2008	March 31, 2010

Advanced Circuits	Tridien	American Furniture	Fox	Liberty Safe

September 16, 2010	August 24, 2011	March 5, 2012

ERGObaby	CamelBak	Arnold Magnetics

In the following results of operations, we provide (i) actual consolidated results of operations for the three and six months ended June 30, 2012 and 2011, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and, (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and six-months ended June 30, 2012 and 2011 which include relevant pro-forma adjustments to historical results of operations and explanations, where appropriate, for the 2012 acquisition and 2011 acquisition.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
(in thousands)
Net sales	$230,016	$133,144	$425,343	$277,784
Cost of sales	157,115	92,045	290,755	193,331

Gross profit	72,901	41,099	134,588	84,453
Selling, general and administrative expense	39,901	23,294	80,334	46,952
Fees to manager	4,333	3,496	8,865	6,915
Supplemental put expense	2,902	1,667	1,362	4,895
Amortization of intangibles	7,764	4,719	14,940	9,434
Impairment expense	—	—	—	7,700

Income from operations	$18,001	$7,923	$29,087	$8,557

Net sales

On a consolidated basis, net sales increased $96.9 million and $147.6 million during the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. These increases for both the three and six month periods are due principally to increased revenues (and in the case of Arnold Magnetics and CamelBak, incremental revenues) at each of our operating segments with the exception of American Furniture and Tridien Medical Inc. (“Tridien”). We realized revenues totaling approximately $76.8 million and $128.3 million in the three and six months ended June 30, 2012 at Arnold Magnetics and CamelBak, which we acquired in March 2012 and August 2011, respectively. Refer to Results of Operations – Our Businesses for a more detailed analysis of net sales for each business segment.

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

Cost of sales

On a consolidated basis, cost of sales increased approximately $65.1 million and $97.4 million during the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. These increases are due almost entirely to the corresponding increase in net sales. Gross profit as a percentage of net sales totaled approximately 31.7% and 30.9% of net sales for the three month periods ended June 30, 2012 and 2011, respectively. Gross profit as a percentage of net sales totaled approximately 31.6% and 30.4% of net sales for the six month periods ended June 30, 2012 and 2011, respectively. The increase in gross profit percentage for both the three and six months ended June 30, 2012 compared to the same period in 2011 is principally attributable to the inclusion of CamelBak results of operations in both periods of 2012. CamelBak profit margin during the first half of 2012 was approximately 46.3%. Refer to Results of Operations - Our Businesses for a more detailed analysis of cost of sales for each business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $16.6 million and $33.4 million in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. The majority of these increases are due principally to increases in costs directly tied to sales, such as commissions and direct customer support services, and selling, general and administrative costs at Arnold Magnetics and CamelBak during 2012. Refer to Results of Operations – Our Businesses for a more detailed analysis of selling, general and administrative expense by segment.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2012 and 2011, we incurred approximately $4.3 million and $3.5 million, respectively, in expense for these fees. For the six months ended June 30, 2012 and 2011 we incurred approximately $8.9 million and $6.9 million, respectively, in expense for these fees. The increase in management fees for the three and six months ended June 30, 2012 is due principally to the increase in consolidated adjusted net assets as of June 30, 2012 compared to the same period of 2011, in connection with the CamelBak acquisition in August 2011 and the Arnold Magnetics acquisition in March 2012, offset in part by the decrease in consolidated adjusted net assets in connection with the sales of Staffmark and HALO.

Supplemental put expense

Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by it upon termination of the Management Services Agreement. We accrue for the supplemental put expense on a quarterly basis. For the three and six months ended June 30, 2012, we incurred approximately $2.9 million and $1.4 million, respectively, in expense compared to $1.7 million and $4.9 million for the corresponding periods in 2011. The change in supplemental put expense in all periods presented is attributable to the increase or decrease in the fair value of our businesses during each of those periods.

Impairment expense

We incurred an impairment charge in the first quarter of 2011 totaling $7.7 million, which is reflected in the operating results for the six months ended June 30, 2011, at our American Furniture business segment, based on our annual goodwill impairment analysis. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $5.9 million. The remaining $1.8 million charge reflected a write down of the unamortized balance of American Furniture’s intangible asset, its trade name. The write downs were necessary based on the further deterioration of the promotional furniture market. As of June 30, 2012, the balance of goodwill carried at American Furniture is zero.

We have completed our annual impairment analysis of goodwill as of March 31, 2012 and there was no indication of goodwill impairment at any of our reporting units.

Results of Operations — Our Businesses

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three- and six-month periods ending June 30, 2012 and June 30, 2011 on a stand-alone basis. The results of operations for the 2011 and 2012 acquisitions include appropriate pro-forma adjustments and explanations for those businesses acquired in 2011 and 2012 (CamelBak and Arnold). We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations of our businesses are not necessarily indicative of the results to be expected for a full year.

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

While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 (2009 saw a slight reduction) and increased again in 2011 and into the first and second quarter of 2012 as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On March 11, 2011, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. On May 23, 2012 Advanced Circuits acquired Universal Circuits for approximately $2.8 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. UCI’s Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies that include a wide range of copper thicknesses and the capability to deal with conformal shapes and unique materials as well as large formats. For the three and six-months ended June 30, 2012 the consolidated results of operations of Advanced Circuits includes net sales and gross profit of Universal Circuits aggregating $1.4 million and $0.2 million, respectively.

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three and six month periods ended June 30, 2012 and June 30, 2011.

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$21,204	$20,020	$40,649	$40,313
Cost of sales	10,520	8,914	19,731	17,842

Gross profit	10,684	11,106	20,918	22,471
Selling, general and administrative expense	3,877	3,419	7,074	6,821
Fees to manager	125	125	250	250
Amortization of intangibles	762	757	1,518	1,513

Income from operations	$5,920	$6,805	$12,076	$13,887

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 increased approximately $1.2 million or 5.9%, over the corresponding three month period ended June 30, 2011. The increase in net sales is the result of an increase in gross sales of prototype PCBs ($1.3 million) and assembly revenue ($0.7 million) during the three months ended June 30, 2012 compared to the same period of 2011, offset in part by a decrease in sales of quick-turn production and long-lead time PCBs ($0.3 million) and an increase in promotion and discount charges ($0.5 million). The increase in sales of prototype production PCBs is largely due to sales during the second quarter of 2012 attributable to Universal Circuits. Sales from quick-turn and prototype PCBs represented approximately 64% of net sales during the three months ended June 30, 2012 and 2011.

Cost of sales

Cost of sales for the three months ended June 30, 2012 increased approximately $1.6 million from the comparable period in 2011 principally resulting from the increase in sales. Gross profit as a percentage of sales decreased during the three months ended June 30, 2012 (50.4% at June 30, 2012 as compared to 55.5% at June 30, 2011). This decrease in margin is the result of: (i) the promotional pricing in long-lead PCB sales during the three months ended June 30, 2012 noted above, (ii) sales attributable to Universal Circuits, and (iii) a larger proportion of assembly sales during the three months ended June 30, 2012, each of which carry lower margins.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.5 million during the three months ended June 30, 2012 compared to the same period in 2011 due principally to acquisition related costs in connection with the acquisition of Universal Circuits totaling approximately $0.4 million.

Income from operations

Operating income for the three months ended June 30, 2012 was approximately $5.9 million compared to $6.8 million earned in the same period in 2011, a decrease of approximately $0.9 million, principally as a result of those factors described above.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 increased approximately $0.3 million or 0.8%, over the corresponding six month period ended June 30, 2011. The increase in net sales is a result of an increase in gross sales of prototype and quick-turn production PCBs ($1.9 million) and assembly revenue ($1.4 million) during the six months ended June 30, 2012 compared to the same period of 2011, offset in part by a decrease in sales of long-lead time PCBs ($1.3 million) and an increase in promotion and discount charges ($1.6 million). The decrease in long-lead time sales during the six months ended June 30, 2012 and the increase in promotion and discount charges in 2012 compared to the same period of 2011 are principally the result of discounting and price promotions incurred during 2012 in response to competitor’s pricing in the long-lead sector. The increase in sales of quick-turn and prototype production PCBs are largely due to sales during the second quarter of 2012 attributable to Universal Circuits. Sales of quick-turn and prototype PCBs represented approximately 64% of net sales in 2012 compared to 63% in 2011.

Cost of sales

Cost of sales for the six months ended June 30, 2012 increased approximately $1.9 million from the comparable period in 2011 due principally to the increase in sales. Gross profit as a percentage of sales decreased during the six months ended June 30, 2012 (51.5% at June 30, 2012 as compared to 55.7% at June 30, 2011). This decrease in margin is the result of: (i) the promotional pricing in long-lead PCB sales during the six months ended June 30, 2012 noted above, (ii) sales attributable to Universal Circuits, and (iii) a larger proportion of assembly sales during the six months ended June 30, 2012, each which carry lower margins

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.3 million during the six months ended June 30, 2012 compared to the same period in 2011 due principally to acquisition related costs in connection with the acquisition of Universal Circuits of approximately $0.4 million.

Income from operations

Operating income for the six months ended June 30, 2012 was approximately $12.1 million compared to $13.9 million earned in the same period in 2011, a decrease of approximately $1.8 million, principally as a result of those factors described above.

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

American Furniture implemented a revised standard costing system in the year 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consisted of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales as well as re-classifying certain manufacturing related expenses including rent, insurance, utilities and workers’ compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to timely react to changes in supply costs, product demand and overall price structure which in turn should eliminate the accumulation of lower margin product, allow for more advantageous product procurement and allow for proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the three and six months ended June 30, 2011 was $1.6 million and $3.1 million, respectively.

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair; and, (iv) accent tables and rugs. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.

Results of Operations

The table below summarizes loss from operations data for American Furniture for the three and six month periods ended June 30, 2012 and June 30, 2011.

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$21,345	$23,477	$51,631	$59,417
Cost of sales	20,356	21,911	48,013	54,747

Gross profit	989	1,566	3,618	4,670
Selling, general and administrative expense	1,716	2,617	4,043	5,348
Fees to manager	—	—	—	125
Amortization of intangibles	13	546	26	1,092
Impairment expense	—	—	—	7,700

Loss from operations	$(740)	$(1,597)	$(451)	$(9,595)

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 decreased approximately $2.1 million, or 9.1% over the corresponding three months ended June 30, 2011. Stationary product net sales decreased approximately $0.5 million, recliner product sales decreased approximately $1.1 million, and motion product sales decreased approximately $0.2 million. Sales of other products and a reduction in fuel surcharges totaling $0.3 million were responsible for the remaining decrease in net sales during the three months ended June 30, 2012 compared to 2011. The decrease in net sales in all categories is the result of a continuing soft retail environment and attendant increased competition in pricing in the promotional furniture category during the second quarter of 2012. We expect net sales will be lower during the second half of fiscal 2012 compared to the six-months ended June 30, 2012 and the comparable second half of fiscal 2011 due to the consistent trend of net sales being stronger in the first half of each fiscal year among other factors.

Cost of sales

Cost of sales decreased approximately $1.5 million in the three months ended June 30, 2012 compared to the same period of 2011 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 4.6% in the three months ended June 30, 2012 compared to 6.7% in the same period of 2011. The decrease in gross profit as a percentage of sales of approximately 2.1% during the three months ended June 30, 2012 is principally attributable to increases in overhead absorption rates on finished goods and increased freight costs during the current quarter due to the decrease in production volume.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2012, decreased approximately $0.9 million compared to the same period of 2011. This decrease is primarily due to decreased costs of bad debt expense (0.3 million), advertising and marketing costs ($0.2 million) and administrative salaries and benefits ($0.4 million) during the three months ended June 30, 2012 compared to the same period of 2011.

Loss from operations

Loss from operations totaled approximately $0.7 million for the three months ended June 30, 2012 compared to a loss from operations of approximately $1.6 million in the three months ended June 30, 2011, principally due to those factors described above.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 decreased approximately $7.8 million, or 13.1%, over the corresponding six months ended June 30, 2011. Stationary product net sales decreased approximately $6.8 million, and motion product sales decreased approximately $0.7 million during the six months ended June 30, 2012 compared to the same period of 2011. Recliner sales were flat. Sales of other products ($0.6 million) and a reduction in fuel surcharges ($0.8 million) were responsible for the remaining decrease in net sales during the six months ended June 30, 2012 compared to 2011. The decrease in net sales in all categories is the result the continuing soft current retail environment and increased competition in pricing in the promotional furniture category during the first half of 2012. We expect net sales will lower during the second half of fiscal 2012 compared to the six-months ended June 30, 2012 and the comparable second half of fiscal 2011 due to the consistent trend of net sales being stronger in the first half of each fiscal year among other factors.

Cost of sales

Cost of sales decreased approximately $6.7 million in the six months ended June 30, 2012 compared to the same period of 2011 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 7.0% in the six months ended June 30, 2012 compared to 7.9% in 2011. The decrease in gross profit as a percentage of sales of approximately 0.9% during the six months ended June 30, 2012 is principally attributable to increases in overhead absorption rates on finished goods and increased freight costs during the first half of 2012 due to the decrease in production volume.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2012, decreased approximately $1.3 million compared to the same period of 2011. This decrease is primarily due to decreased costs of advertising and marketing ($0.4 million) and administrative salaries and benefits ($0.6 million) during the six months ended June 30, 2012 compared to the same period of 2011.

Impairment expense

American Furniture incurred an impairment charge to its goodwill ($5.9 million) and unamortized trade name ($1.8 million), aggregating $7.7 million, during the six months ended June 30, 2011. This impairment charge eliminated the remaining balance of goodwill. The $1.8 million impairment charge to American Furniture’s trade name is in addition to $3.3 million in impairment charges to its trade name expensed in 2010. There were no impairment charges for American Furniture during the comparable 2012 period and only $0.5 million in intangible assets are currently on its balance sheet. The impairment charges resulted from the annual analysis of goodwill and were necessary based on the further deterioration of the promotional furniture market.

Loss from operations

Loss from operations totaled approximately $0.5 million for the six months ended June 30, 2012 compared to a loss from operations of approximately $9.6 million in the six months ended June 30, 2011, principally due the factors described above.

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

Arnold Magnetics is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the three and six months ended June 30, 2012.

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Pro-forma Results of Operations

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Pro-forma)	(Pro-forma)	(Pro-forma)	(Pro-forma)
Net sales	$32,539	$34,555	$67,085	$66,878
Cost of sales (a)	25,141	26,939	51,403	52,129

Gross profit	7,398	7,616	15,682	14,749
Selling, general and administrative expense (b)	3,902	3,962	8,329	7,944
Fees to manager (c)	125	125	250	250
Amortization of intangibles (d)	822	822	1,644	1,644

Income from operations	$2,549	$2,707	$5,459	$4,911

Pro-forma results of operations of Arnold Magnetics for the three and six months ended June 30, 2012 and 2011 include the following pro-forma adjustments, applied to historical results as if we acquired Arnold Magnetics on January 1, 2011:

(a)	Cost of sales for the three and six months ended June 30, 2011 does not include $1.6 million and $3.2 million, respectively, of amortization expense associated with the inventory fair value step-up as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Selling, general and administrative costs were reduced by approximately $12.1 million in the six-months ended June 30, 2012 representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager in each period presented.
(d)	Represents an increase in amortization of intangible assets totaling $0.6 million in the three month period ended June 30, 2011 and $0.5 million and $1.2 million in the six months ended June 30, 2012 and 2011, respectively. These adjustments are the result of and were derived from the purchase price allocation in connection with our acquisition.

Pro forma three months ended June 30, 2012 compared to the pro forma three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 were approximately $32.5 million, a decrease of $2.0 million, or 5.8%, compared to the same period in 2011. The decrease in net sales is a result of decreased sales in the PMAG ($1.3 million), Flexmag ($0.4 million) and Rolled product ($0.3 million) sectors. PMAG sales represented approximately 72.9% of net sales for the three months ended June 30, 2012 compared to 72.5% for the same period in 2011. The decrease in sales is principally attributable to a decrease in reprographic application sales, a component of PMAG, during the three-months ended June 30, 2012 compared to the same period in 2011.

International sales were $19.0 million during the three months ended June 30, 2012 compared to $16.1 million during the same period in 2011, an increase of $2.9 million or 18%.

Cost of sales

Cost of sales for the three months ended June 30, 2012 were approximately $25.1 million compared to approximately $26.9 million in the same period of 2011. The decrease of $1.9 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 22.0% for the quarter ended June 30, 2011 to 22.7% in the quarter ended June 30, 2012. The increase is attributable to increased margins in the PMAG sector due to a more favorable customer/product sales mix, due in part to a decrease in reprographic application sales during the three months ended June 30, 2012 compared to the same period in 2011, offset in part by a decrease in margins at its Rolled product sector due to unfavorable customer/product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2012 was approximately $3.9 million or 12.0% of net sales essentially flat as compared to $4.0 million or 11.5% of net sales for the same period in 2011.

Income from operations

Income from operations was approximately $2.5 million during the three months ended June 30, 2012 and $2.7 million in the three months ended June 30, 2011.

Pro forma six months ended June 30, 2012 compared to the pro forma six months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 were approximately $67.1 million, an increase of $0.2 million, or 0.3%, compared to the same period in 2011. The increase in net sales is a result of increased sales in the PMAG product sector ($0.9 million), offset in part by a decrease in sales in the Flexmag and Rolled Products sectors. PMAG sales represented approximately 73.2% of net sales for the six months ended June 30, 2012 compared to 72.1% for the same period in 2011. The increase in PMAG sales during the six months ended June 30, 2012 compared to the same period in 2011 is principally attributable to increased sales initiatives in certain market sectors, offset in part by lower reprographic application sales in 2012 compared to 2011.

International sales were $30.2 million during each of the six month periods ended June 30, 2012 and 2011.

Cost of sales

Cost of sales for the six months ended June 30, 2012 were approximately $51.4 million compared to approximately $52.1 million in the same period of 2011. The decrease of $0.7 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 22.1% for the six months ended June 30, 2011 to 23.4% in the quarter ended June 30, 2012. The increase is attributable to increased margins in the PMAG sector due to a more favorable customer/product sales mix, due in part to a decrease in reprographic application sales during the three months ended June 30, 2012 compared to the same period in 2011, offset in part by a decrease in margins at its Rolled Product sector due to unfavorable customer/product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2012 increased to approximately $8.3 million or 12.4% of net sales compared to $7.9 million or 11.9% of net sales for the same period in 2011. The $0.4 million increase in selling, general and administrative expenses incurred during the six months ended June 30, 2012 compared to the same period in 2011 is attributable to increases in personnel costs and benefits and third party services to support growth initiatives.

Income from operations

Income from operations for the six months ended June 30, 2012 was approximately $5.5 million, an increase of $0.6 million when compared to the same period in 2011, based on the factors described above.

CamelBak

Overview

CamelBak, headquartered in Petaluma, California, is a premier designer and manufacturer of personal hydration products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational and military personal hydration systems (“Hydration Systems”), reusable water bottles (“Bottles”), specialty military gloves (“Gloves”) and performance accessories (“Accessories”).

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

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		(Pro-forma)		(Pro-forma)
Net sales	$44,279	$43,743	$84,468	$76,376
Cost of sales (a)	23,335	26,556	45,350	45,254

Gross profit	20,944	17,187	39,118	31,122
Selling, general and administrative expense	9,565	8,053	18,092	15,373
Fees to manager (b)	125	125	250	250
Amortization of intangibles (c)	2,378	2,378	4,756	4,756

Income from operations	$8,876	$6,631	$16,020	$10,743

Pro-forma results of operations of CamelBak for the three and six months ended June 30, 2011 includes the following pro-forma adjustments, applied to historical results as if we acquired CamelBak on January 1, 2011:

(a)	Cost of sales for the three and six months ended June 30, 2011 does not include $1.6 million and $6.1 million of amortization expense associated with the inventory fair value step-up recorded in August 2011, as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Represents management fees that would have been payable to the Manager in 2011.
(c)	An increase in amortization of intangible assets totaling $2.2 million and $4.3 million in the three and six months ended June 30, 2011. This adjustment is the result of and was derived from the purchase price allocation in connection with our acquisition of CamelBak.

Three months ended June 30, 2012 compared to the pro forma three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 were approximately $44.3 million, an increase of $0.5 million, or 1.2%, compared to the same period in 2011. The increase in gross sales is a result of increased sales in Hydration Systems ($3.0 million) and Bottles ($2.6 million) offset in part by a decrease in sales in Gloves ($3.2 million) and Accessories ($0.1 million). The increased sales during the three months ended June 30, 2012 compared to the same period in 2011 is attributable to the continued success of “Antidote”, CamelBak’s new reservoir for the recreational Hydration Systems line, introduced in 2011, the expansion of offerings in Bottles such as the introduction of eddyTM, and the continued expansion in its customer base, including new and existing customers, for all product lines. The decrease in Glove sales is due to decreased demand from the U.S. military, resulting in part from a drawdown of U.S. combat troops. Sales of Hydration Systems and Bottles represented approximately 83% of gross sales for the three months ended June 30, 2012 compared to 75% for the same period in 2011. Military sales represented approximately 39% of gross sales for the three months ended June 30, 2012 compared to 42% for the same period in 2011. International sales represented approximately 15% of gross sales for the three months ended June 30, 2012 compared to 20% for the same period in 2011.

Cost of sales

Cost of sales for the three months ended June 30, 2012 were approximately $23.3 million compared to approximately $26.6 million in the same period of 2011. Gross profit as a percentage of sales increased to 47.3% for the quarter ended June 30, 2012 compared to 39.3% in the quarter ended June 30, 2011. The increase is attributable to: a favorable sales mix during the quarter ended June 30, 2012 compared to last year’s quarter, and the decrease in Glove sales as a percentage of total sales. Gloves carry a lower gross profit margin than CamelBak’s other product lines.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2012 increased to approximately $9.6 million or 21.6% of net sales compared to $8.1 million or 18.4% of net sales for the same period of 2011. The $1.5 million increase in selling, general and administrative expenses incurred during the three months ended June 30, 2012 compared to the same period in 2011 is attributable to; (i) increases in sales commissions ($0.3 million); and (ii) increases in compensation expense ($0.7 million) due in part to costs associated with CamelBak’s deferred compensation plan, with the balance of the increase due principally to increased infrastructure costs, including personnel costs and benefits, and general overhead necessary to support expansion in connection with growth initiatives.

Income from operations

Income from operations for the three months ended June 30, 2012 was approximately $8.9 million, an increase of $2.2 million when compared to the same period in 2011, principally based on the factors described above.

Six months ended June 30, 2012 compared to the pro forma six months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 were approximately $84.5 million, an increase of $8.1 million, or 10.6%, compared to the same period in 2011. The increase in gross sales is a result of increased sales in Hydration Systems ($10.2 million) and Bottles ($4.8 million) offset in part by a decrease in sales in Gloves ($5.3 million) and Accessories ($0.1 million). The increased sales during the six months ended June 30, 2012 compared to the same period in 2011 is attributable to the continued success of “Antidote”, CamelBak’s new reservoir for the recreational Hydration Systems line, introduced in 2011, the expansion of offerings in Bottles, such as the introduction of eddyTM, and the continued expansion in its customer base, including new and existing customers, for all product lines. CamelBak began providing Hydration Systems as a subcontractor as part of the United States Marine Corps pack program beginning at the end of 2011, which contributed to the increase in Hydration sales in the first six months of 2012 compared to 2011. CamelBak anticipates fulfillment of this contract by the first quarter of 2013. The decrease in Glove sales is due to decreased demand from the U.S. military, resulting in part from a drawdown of U.S. combat troops. Sales of Hydration Systems and Bottles represented approximately 84% of gross sales for the six months ended June 30, 2012 compared to 74% for the same period in 2011. Military sales represented approximately 37% of gross sales for the six months ended June 30, 2012 compared to 41% for the same period in 2011. International sales represented approximately 18% of gross sales for the six months ended June 30, 2012 compared to 21% for the same period in 2011.

Cost of sales

Cost of sales for the six months ended June 30, 2012 were approximately $45.4 million compared to approximately $45.3 million in the same period of 2011. Gross profit as a percentage of sales increased to 46.3% for the six months ended June 30, 2012 compared to 40.7% for the same period in 2011. The increase is attributable to: a favorable sales mix during the six months ended June 30, 2012 compared to last year, and the decrease in Glove sales as a percentage of total sales. Gloves carry a lower gross profit margin than CamelBak’s other product lines.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2012 increased to approximately $18.1 million or 21.4% of net sales compared to $15.4 million or 20.1% of net sales for the same period of 2011. The $2.7 million increase in selling, general and administrative expenses incurred during the six months ended June 30, 2012 compared to the same period in 2011 is attributable to; (i) increases in sales commissions ($0.7 million); (ii) increases in marketing costs ($0.2 million), (iii) increases in rent and professional fees ($0.4 million) and (iv) increases in compensation expense ($1.1 million) due in part to costs associated with CamelBak’s deferred compensation plan. The balance of the increase is due principally to increased infrastructure costs including personnel costs and benefits, and general overhead necessary to support expansion in connection with growth initiatives.

Income from operations

Income from operations for the six months ended June 30, 2012 was approximately $16.0 million, an increase of $5.3 million when compared to the same period in 2011, based on the factors described above.

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

On November 18, 2011 ERGObaby acquired Orbit Baby. Orbit Baby produces and markets a premium line of stroller travel systems. Orbit Baby’s high-quality products include car seats, strollers and bassinets that are interchangeable using a patented hub ring. The results of operations for ERGObaby for the three and six months ended June 30, 2011 do not include Orbit Baby operating results.

Results of Operations

The table below summarizes the pro-forma income from operations data for ERGObaby for the three and six-month periods ended June 30, 2012 and June 30, 2011.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		(Pro-forma)		(Pro-forma)
Net sales	$13,344	$11,186	$27,025	$22,657
Cost of sales (a)	4,827	3,854	10,542	8,025

Gross profit	8,517	7,332	16,483	14,632
Selling, general and administrative expense	5,604	4,354	11,018	8,481
Fees to manager	125	125	250	250
Amortization of intangibles	772	429	1,550	858

Income from operations	$2,016	$2,424	$3,665	$5,043

Pro-forma results of operations of ERGObaby for the three and six-month periods ended June 30, 2011 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the three and six months ended June 30, 2011 does not include $0.2 million and $0.5 million, respectively, of amortization expense associated with the inventory fair value step-up recorded in 2011 as a result of and derived from the purchase price allocation in connection with our purchase.

Three months ended June 30, 2012 compared to the pro-forma three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 were $13.3 million, an increase of $2.2 million or 19.3% compared to the same period in 2011. The increase is primarily attributable to Orbit Baby sales of $2.1 million. Domestic sales were approximately $6.1 million in the three months ended June 30, 2012 compared to approximately $4.0 million in the same period for 2011. The increase is primarily attributable to Orbit Baby sales of $1.9 million in the 2012 period. International sales were approximately $7.3 million in the three months ended June 30, 2012 compared to $7.2 million in 2011, an increase of $0.1 million or 1.0%. Orbit Baby’s International sales were $0.2 million during the three months ended June 30, 2012. Excluding Orbit Baby sales of $2.1 million in the three months ended June 30, 2012, baby carriers represented 88.8 % of net sales in the quarter ended June 30, 2012 and 2011.

Cost of sales

Cost of sales for the three months ended June 30, 2012 were approximately $4.8 million compared to $3.9 million in the same period of 2011. The increase of $0.9 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 65.6% for the quarter ended June 30, 2011 to 63.8% in 2012. The 1.8% decrease is primarily attributable to lower margin Orbit Baby product sales in the June 30, 2012 period, offset in part by a lower percentage of organic baby carriers sold in 2012 compared to 2011. Organic baby carriers are standard baby carriers made with organic cotton and generate a lower gross profit margin than standard carriers.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2012 increased to approximately $5.6 million or 42.0% of net sales compared to $4.4 million or 38.9% of net sales for the same period of 2011. The increase of $1.2 million is primarily attributable to the selling, general and administrative expenses of Orbit Baby.

Amortization of intangibles

Amortization expense increased $0.3 million in the three months ended June 30, 2012 compared to the same period in 2011 as a result of amortizing those intangible assets acquired as part of the purchase of Orbit Baby.

Income from operations

Income from operations for the three months ended June 30, 2012 was $2.0 million compared to $2.4 million in the same period of 2011. The $0.4 million reduction was due principally to an increase in the amortization of intangibles totaling $0.3 million due to the Orbit Baby acquisition.

Six-months ended June 30, 2012 compared to the pro forma six-months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 were $27.0 million, an increase of $4.4 million or 19.3% compared to the same period in 2011. The increase is primarily attributable to Orbit Baby sales of $5.6 million during the three months ended June 30, 2012, offset in part by a decrease of $1.5 million in International sales of ERGObaby. Domestic sales were approximately $11.5 million in the six months ended June 30, 2012 compared to approximately $7.3 million in the same period for 2011. The increase of $4.2 million or 56.8% is primarily attributable to Orbit Baby sales of $3.9 million in the 2012 period. International sales were approximately $15.5 million in the six months ended June 30, 2012 compared to $15.3 million in 2011, an increase of $0.2 million or 1.3%. Orbit Baby’s International sales were $1.7 million in the 2012 period offset in part by a decrease in International sales for ERGObaby of $1.5 million. This decrease in international sales in the six months ended June 30, 2012 compared to the same period in 2011 is attributable to the timing of deliveries to international distributors. Excluding Orbit Baby sales of $5.6 million, baby carriers represented 88.6% of sales in the six months ended June 30, 2012 compared to 88.9% during the same period of 2012.

Cost of sales

Cost of sales for the six months ended June 30, 2012 were approximately $10.5 million compared to $8.0 million in the same period of 2011. The increase of $2.5 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 64.6% for the six months ended June 30, 2011 to 61.0% in 2012. The 3.6% decrease is primarily attributable to lower margin Orbit Baby product sales in the June 30, 2012 period, offset in part by a lower percentage of organic baby carriers sold in 2012 compared to 2011. Organic baby carriers are standard baby carriers made with organic cotton and generate a lower gross profit margin than standard carriers.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2012 increased to approximately $11.0 million or 40.8% of net sales compared to $8.5 million or 37.4% of net sales for the same period of 2011. The increase of $2.5 million is primarily attributable to the selling, general and administrative expenses of Orbit Baby.

Amortization of intangibles

Amortization expense increased $0.7 million in the six months ended June 30, 2012 compared to the same period in 2011 as a result of amortizing those intangible assets acquired as part of the purchase of Orbit Baby.

Income from operations

Income from operations for the six months ended June 30, 2012 decreased approximately $1.4 million to $3.7 million compared to the same period in 2011 due principally to an increase in the amortization of intangibles of $0.7 million due to the Orbit Baby acquisition and the factors described above.

Fox Factory

Overview

Fox, headquartered in Scotts Valley, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include: snowmobiles, motorcycles, all-terrain vehicles ATVs, and other off-road vehicles.

Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes across its suspension products. As a result, Fox’s suspension components are incorporated by original equipment manufacturers (“OEM”) on their high-performance models at the top of their product lines in the mountain bike and powered vehicle sector. OEMs capitalize on the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.

Fox sells to more than 160 OEM and 7,600 Aftermarket customers across its market segments. In each of the years 2011, 2010 and 2009, approximately 80%, 78% and 76% of net sales were to OEM customers. The remaining net sales were to Aftermarket customers.

Results of Operations

The table below summarizes the income from operations data for Fox Factory for the three and six month periods ended June 30, 2012 and June 30, 2011.

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$60,719	$45,895	$106,391	$88,775
Cost of sales	44,275	33,068	76,846	62,971

Gross profit	16,444	12,827	29,545	25,804
Selling, general and administrative expense	8,135	6,796	15,516	13,320
Fees to manager	125	125	250	250
Amortization of intangibles	1,329	1,304	2,633	2,608

Income from operations	$6,855	$4,602	$11,146	$9,626

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 increased approximately $14.8 million, or 32.3%, compared to the corresponding period in 2011. Sales growth was driven by sales to OEM which increased $12.3 million to $47.3 million during the three months ended June 30, 2012 compared to $35.0 million for the same period in 2011. The increase in net sales is largely driven by increased spec with our customers and to a lesser degree by increased demand for carryover product. The remaining increase in net sales reflects increased sales to Aftermarket customers in the current quarter.

Cost of sales

Cost of sales for the three months ended June 30, 2012 increased approximately $11.2 million, or 33.9%, compared to the corresponding period in 2011. The increase in cost of sales is primarily due to increased net sales during the three months ended June 30, 2012 compared to the same period of 2011. Gross profit as a percentage of sales was approximately 27.1% for the three months ended June 30, 2012 compared to 27.9% for the same period in 2011. The 0.8% decrease in gross profit as a percentage of sales during 2012 is largely attributable to the increased overhead costs associated with consolidating our Watsonville operations, increased costs associated with expanding our Taiwanese operations and increased expedited freight costs resulting from the significant increase in orders during the second quarter of 2012.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $1.3 million during the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily the result of increases in payroll costs, principally associated with new hires to support company growth during the three months ended June 30, 2012 compared to the same period in 2011, and costs incurred in connection with a debt recapitalization ($0.8 million) which occurred during June 2012 (see – “Related Party Transactions and Certain Transactions Involving our Businesses”).

Income from operations

Income from operations for the three months ended June 30, 2012 increased approximately $2.3 million to $6.9 million compared to the corresponding period in 2011, based principally on the increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 increased approximately $17.6 million, or 19.8%, compared to the corresponding period in 2011. Sales growth was driven by sales to OEM which increased $14.3 million to $83.3 million during the six months ended June 30, 2012 compared to $69 million for the same period in 2011. The increase in net sales is largely driven by increased spec with our customers and to a lesser degree by increased demand for carryover product. The remaining increase in net sales reflects increased sales to Aftermarket customers in 2012 compared to 2011.

Cost of sales

Cost of sales for the six months ended June 30, 2012 increased approximately $13.9 million, or 22.0%, compared to the corresponding period in 2011. The increase in cost of sales is primarily due to increased net sales during 2012. Gross profit as a percentage of sales was approximately 27.8% for the six months ended June 30, 2012 compared to 29.1% for the same period in 2011. The 1.3% decrease in gross profit as a percentage of sales during 2012 is largely attributable to the increased overhead costs associated with consolidating our Watsonville operations, the increased costs associated with expanding our Taiwanese operations and increased expedited freight costs resulting from the significant increase in orders during 2012.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $2.2 million during the six months ended June 30, 2012 compared to the same period in 2011. This increase is primarily the result of increases in payroll costs, principally associated with new hires to support company growth and rent expense during the six months ended June 30, 2012 compared to the same period in 2011, and costs incurred in connection with a debt recapitalization ($0.8 million) which occurred during June 2012 (see – “Related Party Transactions and Certain Transactions Involving our Businesses”).

Income from operations

Income from operations for the six months ended June 30, 2012 increased approximately $1.5 million to $11.1 million compared to the corresponding period in 2011, based principally on the increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

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

Results of Operations

The table below summarizes the results of operations for Liberty Safe for the three and six months ended June 30, 2012 and June 30, 2011.

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$22,464	$18,622	$43,615	$38,825
Cost of sales	16,708	13,756	32,812	28,931

Gross profit	5,756	4,866	10,803	9,894
Selling, general and administrative expense	2,760	2,430	5,812	5,142
Fees to manager	125	125	250	250
Amortization of intangibles	1,229	1,294	2,524	2,589

Income from operations	$1,642	$1,017	$2,217	$1,913

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 increased approximately $3.8 million, or 20.6%, over the corresponding three months ended June 30, 2011. Non-Dealer sales were approximately $13.1 million in the three months ended June 30, 2012 compared to $10.4 million in the same period in 2011 representing an increase of $2.7 million or 26.0%. Dealer sales totaled approximately $9.4 million in the three months ended June 30, 2012 compared to $8.2 million in the same period in 2011 representing an increase of $1.2 million or 14.6%. The increase in Non-Dealer sales in 2012 is due in large part to increased sales in the sporting goods channel. Liberty began domestic production in the first quarter of 2012 for product that was previously being imported. A majority of the domestic production that was previously imported is reflected in non-dealer sales. Management believes that the increased sales at the Dealer and Non-Dealer level are also due to sales generated by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.

Cost of sales

Cost of sales for the three months ended June 30, 2012 increased approximately $3.0 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.6% and 26.1% of net sales for the three month periods ended June 30, 2012 and June 30, 2011, respectively. The decrease in gross profit as a percentage of sales for the three months ended June 30, 2012 compared to 2011 is attributable to manufacturing variances associated with the increase in production lines to meet strong customer demand, offset in part by a Dealer price increase during the second quarter of 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2012, increased approximately $0.3 million compared to the same period in 2011. This increase is largely the result of increased direct commission expense and co-op advertising, both related to the significant increase in sales.

Income from operations

Income from operations was approximately $1.6 million for the three months ended June 30, 2012, representing an increase of $0.6 million compared to the same period in 2011. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 increased approximately $4.8 million, or 12.3%, over the corresponding six months ended June 30, 2011. Non-Dealer sales were approximately $25.7 million in the six months ended June 30, 2012 compared to $23.0 million in the same period in 2011, representing an increase of $2.7 million or 11.7%. Dealer sales totaled approximately $17.9 million in the six months ended June 30, 2012 compared to $15.8 million in the same period in 2011, representing an increase of $2.1 million or 13.6%. The increase in Non-Dealer sales in 2012 is due in large part to increased sales in the sporting goods channel. Liberty began domestic production in the first quarter of 2012 for product that was previously being imported. A majority of the domestic production that was previously imported is reflected in Non-Dealer sales. Management believes that the increased sales at the Dealer and Non-Dealer level are also due to sales generated by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.

Cost of sales

Cost of sales for the six months ended June 30, 2012 increased approximately $3.9 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 24.8% and 25.5% of net sales for the six month periods ended June 30, 2012 and June 30, 2011, respectively. The decrease in gross profit as a percentage of sales for the six months ended June 30, 2012 compared to 2011 is attributable to manufacturing variances associated with the increase in production lines to meet strong customer demand, offset in part by a Dealer price increase during the second quarter of 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2012, increased approximately $0.7 million compared to the same period in 2011. This increase is principally the result of increases in the following costs to support the significant increase in sales: (i) commission expense ($0.1 million), (ii) co-op advertising ($0.2 million) and the ongoing national ad campaign being conducted by Liberty Safe ($0.2 million) and (iii) costs associated with increased headcount ($0.2 million) to support the increase in net sales.

Income from operations

Income from operations was approximately $2.2 million for the six months ended June 30, 2012 representing an increase of $0.3 million compared to the same period in 2011, which reflected operating income of $1.9 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

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

Tridien provides customers the opportunity to source leading surface technologies from the designer and manufacturer.

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

Results of Operations

The table below summarizes the income from operations data for Tridien for the three and six month periods ended June 30, 2012 and June 30, 2011.

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$14,122	$13,944	$27,728	$27,797
Cost of sales	10,501	10,322	20,701	20,365

Gross profit	3,621	3,622	7,027	7,432
Selling, general and administrative expense	2,171	2,106	4,276	4,256
Fees to manager	88	88	175	175
Amortization of intangibles	330	329	652	659

Income from operations	$1,032	$1,099	$1,924	$2,342

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales

Net sales for the three months ended June 30, 2012 increased approximately $0.2 million or 1.3% over the corresponding three months ended June 30, 2011. Net sales of non-powered support surfaces and patient positioning devices totaled $11.8 million in 2012 compared to $11.2 million during the same period in 2011, an increase of $0.6 million or 4.9%. Net sales of powered products totaled $2.3 million during the three months ended June 30, 2012 compared to $2.7 million in 2011, a decrease of $0.4 million or 13.8%, largely due to delivery timing issues.

Cost of sales

Cost of sales increased approximately $0.2 million in the three months ended June 30, 2012 compared to the same period of 2011 primarily as a result of the increase in sales. Gross profit as a percentage of sales was 25.6% in the three months ended June 30, 2012 compared to 26.0% in the corresponding period in 2011. The decrease in gross profit as a percentage of sales in the three months ended June 30, 2012 compared to the same period of 2011 is due to an unfavorable sales mix with a greater proportion of sales of non-powered support surfaces in the 2012 period.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2012 increased approximately $0.1 million compared to the same period of 2011.

Income from operations

Income from operations decreased approximately $0.1 million to $1.0 million for the three months ended June 30, 2012 compared to $1.1 million in the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales

Net sales for the six months ended June 30, 2012 decreased approximately $0.1 million or 0.2% compared to the corresponding six months ended June 30, 2011. Net sales of non-powered support surfaces and patient positioning devices totaled $22.8 million in 2012 compared to $22.5 million during the same period in 2011, an increase of $0.3 million or 1.4%. Net sales of powered products totaled $4.9 million during the six months ended June 30, 2012 compared to $5.3 million in 2011, a decrease of $0.4 million or 7.4% , largely due to delivery timing issues.

Cost of sales

Cost of sales increased approximately $0.3 million in the six months ended June 30, 2011 compared to the same period of 2011 primarily as a result of the costs related to the new Midwest manufacturing and distribution facility. Gross profit as a percentage of sales was 25.3% in the six months ended June 30, 2012 compared to 26.7% in the corresponding period in 2011. In addition to the costs associated with our new manufacturing and distribution facility, the decrease in gross profit as a percentage of sales in the six months ended June 30, 2012 compared to the same period of 2011 is due to an unfavorable sales mix with a greater proportion of sales of non-powered support surfaces in the 2012 period

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2012 was flat compared to the same period of 2011, ending at $4.3 million.

Income from operations

Income from operations decreased approximately $0.4 million to $1.9 million for the six months ended June 30, 2012 compared to $2.3 million in the six months ended June 30, 2011, due principally to those factors described above.

Liquidity and Capital Resources

For the six months ended June 30, 2012, on a consolidated basis, cash flows used in operating activities totaled approximately $5.0 million, which represents a $53.5 million decrease in cash provided by operations compared to the six months ended June 30, 2011. This decrease is the result of (i) operating cash generated at Staffmark in 2011 ($25.1 million) not applicable to 2012, (ii) the pay down of the supplemental put liability to our Manager in 2012 ($13.7 million) with the remaining change due principally to increased working capital investment at our businesses experiencing substantial growth.

For the six months ended June 30, 2012, on a consolidated basis, cash flows used in investing activities totaled approximately $73.3 million, which reflects the acquisition of Arnold Magnetics ($124.1 million), further investment in existing portfolio companies ($13.2 million) and capital expenditures ($6.9 million) offset in part by proceeds from the sale of Halo ($66.1 million), and Staffmark ($5.0 million).

For the six months ended June 30, 2012, on a consolidated basis, cash flows used in financing activities totaled approximately $37.5 million, principally reflecting distributions paid to shareholders of CODI during the year ($34.8 million) and non-controlling shareholders ($16.3 million), the cost of redemption of preferred stock and accumulated interest at Camelback ($48.0 million) offset in part by net borrowings on our Credit Facility ($47.8 million) and the sale of stock to non-controlling shareholders ($11.8 million).

At June 30, 2012, we had approximately $16.0 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of June 30, 2012, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $60.6 million;

•	American Furniture — $10.7 million;

•	Arnold Magnetics — $83.0 million;

•	CamelBak — $149.5 million;

•	ERGObaby — $58.8 million;

•	Fox — $82.4 million;

•	Liberty — $39.1 million; and

•	Tridien — $0.4 million.

Each loan to our businesses has a scheduled maturity date and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the Maintenance Agreement the shortfall that we are required to fund, AFM is in turn required to pay down on its term debt with us. The amount of the shortfall at June 30, 2012 is approximately $0.9 million.

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

We recognized a non-cash charge to earnings of approximately $1.4 million during the six months ended June 30, 2012 in order to reflect an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A liability of approximately $37.2 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at June 30, 2012. During the six months ended June 30, 2012, we paid CGM $13.7 million in connection with the profit allocation earned on the sale of Staffmark.

The current portion of the supplemental put liability of $4.5 million represents an accrual for the contribution-based profit allocation that will be paid to our Manager during the first quarter of 2013. This accrual primarily represents the contribution-based profit for the fifth anniversary date of Fox and reduces the overall supplemental put liability when paid.

The following table provides the contribution-based profit for each of the businesses we control at June 30, 2012 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

(in thousands)	Contribution- based profit allocation accrual at June 30, 2012	Quarter End of Fifth Anniversary Date of Acquisition

Advanced Circuits	$1,790	June 30, 2016
American Furniture	(13,577)	September 30, 2012
Arnold Magnetics	(1,284)	March 31, 2017
CamelBak	(937)	September 30, 2016
ERGObaby	267	September 30, 2015
FOX	4,243	March 31, 2013
Liberty	(140)	March 31, 2015
Tridien	(321)	September 30, 2016

Total contribution-based profit portion	$(9,959)
Profit allocation due for HALO sale	278
Estimated gain on sale portion	46,857

Total supplemental put liability	$37,176

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended June 30, 2012 was paid on July 31, 2012 and was $17.4 million.

Our Credit Facility provides for the Revolving Credit Facility totaling $290 million which matures in October 2016 and a Term Loan Facility totaling $254 million, which matures in October 2017.

On April 2, 2012, we exercised an option with our Lender to increase the Term Loan Facility by $30 million. In connection with the increase, we amended the pricing of the Term Loan Facility wherein borrowings under the facility now bear interest at LIBOR plus 5% with a floor of 1.25%. We incurred an amendment fee of approximately $2.2 million.

The Term Loan Facility requires quarterly payments of $0.6 million which commenced March 31, 2012, with a final payment of the outstanding principal balance due in October 2017.

At June 30, 2012, we had $19.5 million in outstanding borrowings under the Revolving Credit Facility.

We had approximately $269 million in borrowing base availability under this facility at June 30, 2012. Letters of credit totaling $1.7 million were outstanding at June 30, 2012. We currently have no exposure to failed financial institutions.

The following table reflects required and actual financial ratios as of June 30, 2012 included as part of the affirmative covenants in our Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.47:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	2.01:1.0

We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Facility, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

Interest Expense

We incurred interest expense totaling $13.7 million for the six months ended June 30, 2012 compared to $3.9 million for the same period in 2011. The components of interest expense are as follows (in thousands):

	Six months ended June 30,
	2012	2011

Interest on credit facilities	$9,023	$2,214
Unused fee on revolving credit facility	1,320	1,542
Amortization of original issue discount	1,591	—
Realized losses on interest rate hedges	—	143
Unrealized losses on interest rate derivatives	1,593	—
Amortization of interest rate cap	155	—
Letter of credit fees	37	28
Other	17	22

Interest expense	$13,736	$3,949

Average daily balance of debt outstanding	$265,318	$98,224

Effective interest rate	10.4%	8.0%

Income Taxes

We incurred income tax expense of $9.8 million with an annual effective tax rate of 68.9% in the first six months of 2012 compared to $6.3 million with an effective tax rate of 174.3% during the same period in 2011. Acquisition costs expensed in the six months ended June 30, 2012 in connection with the Arnold acquisition are not tax deductible and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the first six months of 2012, these two items accounted for 10.7% and 18.4%, respectively, of the increased effective tax rate compared to the Federal statutory rate at June 30, 2012. Goodwill impairment charges expensed in the six months ended June 30, 2011 in connection with the American Furniture write-offs are not tax deductible and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the first six months of 2011, these two items accounted for 57.2% and 75.8%, respectively, of the increased effective tax rate compared to the Federal statutory rate at June 30, 2011. The components of income tax expense as a percentage of income from continuing operations before income taxes for the six months ended June 30, 2012 and 2011 are as follows:

	Six months ended June 30,
	2012	2011
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	11.4	20.4
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	18.4	75.8
Impact of subsidiary employee stock options	(5.1)	4.4
Domestic production activities deduction	(3.5)	(21.3)
Non-deductible acquisition costs	10.7	—
Impairment expense	—	57.2
Non-recognition of NOL carryforwards at AFM	4.0	—
Other	(2.0)	2.8

Effective income tax rate	68.9%	174.3%

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Six months ended June 30, 2012

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	Fox	Liberty	Tridien	Consolidated
Income (loss) from continuing operations	$4,399	$(8,363)	$6,107	$(1,372)	$(5,341)	$5,082	$158	$6,957	$(56)	$1,227	$4,399

Adjusted for:
Provision (benefit) for income taxes	9,758	(43)	3,216	—	(1,098)	4,025	103	3,031	(105)	629	9,758
Interest expense, net	13,693	13,653	(1)	6	(3)	6	26	6	—	—	13,693
Intercompany interest	—	(18,421)	2,561	795	2,481	6,608	3,193	533	2,203	47	—
Depreciation and amortization	26,047	(313)	2,642	73	5,660	6,834	2,512	3,786	3,695	1,158	26,047

EBITDA	53,897	(13,487)	14,525	(498)	1,699	22,555	5,992	14,313	5,737	3,061	53,897

(Gain) loss on sale of fixed assets	276	—	—	66	—	—	—	250	(70)	30	276
Non-controlling shareholder compensation	2,332	—	12	109	—	453	222	1,351	136	49	2,332
Impairment charges	—	—	—	—	—	—	—	—	—	—	—
Acquisition expenses	4,820	100	366	—	4,354	—	—	—	—	—	4,820
Supplemental put expense	1,362	1,362	—	—	—	—	—	—	—	—	1,362
Management fees	8,865	7,315	250	—	125	250	250	250	250	175	8,865

Adjusted EBITDA (a)	$71,552	$(4,710)	$15,153	$(323)	$6,178	$23,258	$6,464	$16,164	$6,053	$3,315	$71,552

Adjusted EBITDA

Six months ended June 30, 2011

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	Fox	Liberty	Tridien	Consolidated
Income (loss) from continuing operations	$(2,681)	$(8,249)	$6,926	$(9,156)			$1,279	$5,410	$(224)	$1,333	$(2,681)

Adjusted for:
Provision (benefit) for income taxes	6,290	(39)	3,699	(1,991)			807	3,126	(154)	842	6,290
Interest expense, net	3,947	3,891	(1)	23			28	6	—	—	3,947
Intercompany interest	—	(9,818)	3,089	1,166			2,347	919	2,151	146	—
Depreciation and amortization	13,910	124	2,413	1,911			1,523	3,362	3,377	1,200	13,910

EBITDA	21,466	(14,091)	16,126	(8,047)	Not Applicable	Not Applicable	5,984	12,823	5,150	3,521	21,466

(Gain) loss on sale of fixed assets	49	—	—	(12)			—	60	1	—	49
Non-controlling shareholder compensation	(249)	(1,175)	8	108			178	455	130	47	(249)
Impairment charges	7,700	—	—	7,700			—	—	—	—	7,700
Acquisition expenses	850	—	—	—			850	—	—	—	850
Supplemental put expense	4,895	4,895	—	—			—	—	—	—	4,895
Management fees	6,915	5,615	250	125			250	250	250	175	6,915

Adjusted EBITDA (a)(b)	$41,626	$(4,756)	$16,384	$(126)			$7,262	$13,588	$5,531	$3,743	$41,626

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO from the period January 1, 2012 through April 30, 2012 of $2.2 million and for the period of January 1, 2011 through June 30, 2011 of $4.4 million.
(b)	As a result of the sale of our Staffmark subsidiary in October 2011, Adjusted EBITDA does not include EBITDA from Staffmark from the period January 1, 2011 through June 30, 2011 of $11.1 million.

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

(in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)
Net income	$3 ,101	$1,699
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26,443	20,800
Impairment expense	—	7,700
Supplemental put expense	1,362	4,895
Amortization of original issue discount	1,591	—
Noncontrolling interests and noncontrolling stockholders charges	2,332	1,215
Amortization of debt issuance costs	841	1,001
Unrealized loss on interest rate swap	1,593	—
Deferred taxes	(489)	(1,926)
Other	845	87
Changes in operating assets and liabilities	(42,590)	13,013

Net cash provided by (used in) operating activities	(4,971)	48,484
Plus:
Unused fee on revolving credit facility (1)	1,320	1,542
Successful acquisition expense (2)	4,820	850
HALO sale related expenses (3)	1,976	—
Changes in operating assets and liabilities	42,590	—
Less:
Changes in operating assets and liabilities	—	13,013
Other	439	—
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	174	1,468
American Furniture	(191)	(62)
Arnold	723	—
CamelBak	465	—
ERGObaby	204	388
Fox	2,790	198
Halo (divested May 2012)	320	662
Liberty	284	126
Staffmark (divested October 2011)	—	1,347
Tridien	546	997

Estimated cash flow available for distribution and reinvestment	$39,981	$32,739

Distribution paid in April 2012/2011	$(17,388)	$(16,821)
Distribution paid in July 2011/2010	(17,388)	(16,821)

	$(34,776)	$(33,642)

(1)	Represents the commitment fee on the unused portion of our Prior Revolving Credit Facility and Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents transaction costs incurred related to the sale of HALO.
(4)	Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from sales of property and equipment, and excludes growth capital expenditures of approximately $0.6 million and $4.0 million incurred during the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $6.2 million incurred during the six months ended June 30, 2012 and 2011, respectively.

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

Related Party Transactions and Certain Transactions Involving our Businesses

Fox Debt Recapitalization

On June 18, 2012, we entered into an amendment to our inter-company loan agreement (the “Amendment”) with Fox (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for term loan borrowings of $60 million and an increase to the revolving loan commitment of $2.0 million and to permit the proceeds thereof to fund cash distributions totaling $67.0 million by Fox to us and to its non-controlling shareholders, (ii) extend the maturity dates of the term loans under the Loan Agreement, and (iii) modify borrowing rates under the Loan Agreement. Our share of the cash distribution was approximately $50.7 million with approximately $16.3 million being distributed to Fox’s non-controlling shareholders. All other material terms and conditions of the Loan Agreement were unchanged. 44,028 stock options were exercised at the time of the distribution. We purchased 33,142 shares of Fox at fair value from non-controlling shareholders at the exercise date.

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

The table below summarizes the payment schedule of our contractual obligations at June 30, 2012:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$376,845	$22,124	$43,826	$43,325	$267,570
Capital lease obligations	339	192	147	—	—
Operating lease obligations (b)	63,923	11,726	20,755	13,468	17,974
Purchase obligations (c)	239,058	155,548	41,952	41,558	—
Supplemental put obligation (d)	6,604	4,547	—	2,057	—

Total	$686,769	$194,137	$106,680	$100,408	$285,544

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of June 30, 2012, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $19.3 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and capital resources.

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

2012 Annual goodwill impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews of goodwill balances at each of our Reporting Units (“RU”) at least annually and more frequently in certain circumstances. Each of our businesses represents a RU, except at Arnold, which comprises three reporting units. Each of our RU are subject to impairment review at March 31, 2012, which represents our annual date for impairment testing, with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

The Financial Accounting Standards Board (“FASB”) issued an accounting Standards Update 2011-08 (“ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a RU fair value is less than it carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2011. At March 31, 2012 we elected to use the qualitative assessment alternative to test goodwill for impairment for each of our RU that maintain a goodwill carrying value.

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

•

Events affecting a RU such as change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all or a portion, of a RU, the testing for recoverability of a significant asset group within a reporting unit, or a recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	Sustained decrease (both absolute and relative to its peers) in share price, if applicable.

In addition to considering the above factors we performed the following procedures as of March 31, 2012 for each of our RU;

•	Compared and assessed trailing twelve month (“TTM”) net sales as of March 31, 2012 to TTM nets sales as of March 31, 2012:

•	Compared and assessed TTM operating income as of March 31, 2012 to TTM operating income as of March 31, 2011;

•	Compared and assessed TTM Adjusted EBITDA as of March 31, 2012 to Adjusted EBITDA as of March 31, 2011;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2011 to budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2012 to budget;

•

Compared the fair value of each of our RU to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March, 31 2012 and concluded that in each case the fair value of the RU was in excess of its carrying amount; and

•

Performed a market capitalization reconciliation for CODI and determined that CODI’s public market cap was significantly in excess of the fair value of its consolidated equity (as derived from the aforementioned supplemental put analysis).

Based on our qualitative assessment as outlined above we believe that it is not more likely than not that the fair value of each of our RU is less than its carrying amount at March 31, 2012.

Recent Accounting Pronouncements

Refer to footnote C to our condensed consolidated financial statements.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 10, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. – CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2012. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2012.

In the first quarter of 2012, the Company acquired Arnold Magnetics (see Note D- Acquisition of Business to our Condensed Consolidated Financial Statements), which represented 16.5% of our total assets as of June 30, 2012. The Company is in the process of fully integrating Arnold into its internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to Arnold has been excluded. Other than as described above, in connection with the evaluation required by Exchange Act Rule 13a-15(d), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially from those disclosed in Part I, Item 3 of our 2011 Annual Report on Form 10-K as filed with the SEC on March 10, 2012.

ITEM 1A.	RISK FACTORS

Except for the additional Risk Factor included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 9, 2012 for Arnold Magnetics, acquired on March 5, 2012, risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K as filed with the SEC on March 7, 2012.

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

Date: August 7, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2012

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