Form 10-Q
period 2012-09-30
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2012-11-07
CIK 1345122, 1345126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2012

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

•	the “Revolving Credit Facility” refer to the $290 million Revolving Credit Facility provided by the Credit Facility that matures in October 2016;

•	the “Term Loan Facility” refer to the $253.2 million Term Loan Facility, as of September 30, 2012, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the third amended and restated operating agreement of the Company dated as of November 1, 2010; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I

FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands )	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,989	$131,973
Accounts receivable, less allowances of $3,588 at September 30, 2012 and $2,420 at December 31, 2011	119,532	69,114
Inventories	135,499	96,312
Prepaid expenses and other current assets	20,949	22,758
Current assets of discontinued operations	—	40,064

Total current assets	295,969	360,221
Property, plant and equipment, net	63,733	43,579
Goodwill	257,014	205,567
Intangible assets, net	348,218	328,070
Deferred debt issuance costs, less accumulated amortization of $1,553 at September 30, 2012 and $227 at December 31, 2011	8,748	6,942
Other non-current assets	16,129	13,889
Non-current assets of discontinued operations	—	71,638

Total assets	$989,811	$1,029,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,028	$36,612
Accrued expenses	50,186	36,386
Due to related party	3,950	4,239
Current portion of supplemental put obligation	5,200	13,675
Current portion, long-term debt	2,550	2,250
Other current liabilities	1,955	1,694
Current liabilities of discontinued operations	—	23,306

Total current liabilities	127,869	118,162
Supplemental put obligation	37,005	35,814
Deferred income taxes	63,723	49,088
Long-term debt, less original issue discount	262,285	214,000
Other non-current liabilities	7,536	2,875
Non-current liabilities of discontinued operations	—	13,489

Total liabilities	498,418	433,428

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at September 30, 2012 and December 31, 2011	648,036	658,361
Accumulated other comprehensive loss	(363)	—
Accumulated deficit	(211,177)	(160,852)

Total stockholders’ equity attributable to Holdings	436,496	497,509
Noncontrolling interest	54,897	95,257
Noncontrolling interest of discontinued operations	—	3,712

Total stockholders’ equity	491,393	596,478

Total liabilities and stockholders’ equity	$989,811	$1,029,906

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands, except per share data)
Net sales	$241,228	$168,667	$666,571	$446,451
Cost of sales	164,281	117,837	455,036	311,168

Gross profit	76,947	50,830	211,535	135,283

Operating expenses:
Selling, general and administrative expense	39,422	30,395	119,756	77,347
Supplemental put expense	5,029	1,200	6,391	6,095
Management fees	4,429	4,792	13,294	11,707
Amortization expense	7,699	5,509	22,639	14,943
Impairment expense	—	—	—	7,700

Operating income	20,368	8,934	49,455	17,491

Other income (expense):
Interest income	8	2	51	4
Interest expense	(5,924)	(2,156)	(19,660)	(6,105)
Amortization of debt issuance costs	(485)	(542)	(1,326)	(1,543)
Other income (expense), net	173	(78)	(223)	(78)

Income from continuing operations before income taxes	14,140	6,160	28,297	9,769
Provision for income taxes	7,361	3,090	17,119	9,380

Income from continuing operations	6,779	3,070	11,178	389
Income (loss) from discontinued operations, net of income tax	—	9,400	(1,168)	13,780
Loss on sale of discontinued operations, net of income tax	(334)	—	(464)	—

Net income	6,445	12,470	9,546	14,169
Less: Income from continuing operations attributable to noncontrolling interest	2,959	2,587	6,996	4,643
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	—	1,787	(226)	2,026

Net income attributable to Holdings	$3,486	$8,096	$2,776	$7,500

Amounts attributable to Holdings:
Income (loss) from continuing operations	$3,820	$483	$4,182	$(4,254)
Income (loss) from discontinued operations, net of income tax	—	7,613	(942)	11,754
Loss on sale of discontinued operations, net of income tax	(334)	—	(464)	—

Net income attributable to Holdings	$3,486	$8,096	$2,776	$7,500

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$0.08	$0.01	$0.09	$(0.09)
Discontinued operations	(0.01)	0.16	(0.03)	0.25

	$0.07	$0.17	$0.06	$0.16

Weighted average number of shares of trust stock outstanding — basic and fully diluted	48,300	47,376	48,300	46,944

Cash distributions declared per share (refer to Note L)	$0.36	$0.36	$1.08	$1.08

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands)

Net income	$6,445	$12,470	$9,546	$14,169
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	424	—	(363)	—

Total comprehensive income, net of tax	$6,869	$12,470	$9,183	$14,169

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2012	48,300	$658,361	$(160,852)	$—	$497,509	$95,257	$3,712	$596,478
Net income (loss)	—	—	2,776	—	2,776	6,996	(226)	9,546
Other comprehensive loss — foreign currency translation	—	—	—	(363)	(363)	—	—	(363)
Proceeds received from Arnold noncontrolling shareholders	—	—	—	—	—	1,713	—	1,713
Proceeds received from noncontrolling shareholders	—	—	—	—	—	2,916	—	2,916
Distribution to noncontrolling shareholders related to the Fox recapitalization (refer to Note F)	—	(8,544)	—	—	(8,544)	(6,555)	—	(15,099)
Accretion — CamelBak preferred stock	—	—	(937)	—	(937)	937	—	—
Redemption of noncontrolling interest holders	—	(1,781)	—	—	(1,781)	(1,578)	—	(3,359)
Redemption of CamelBak preferred stock	—	—	—	—	—	(48,022)	—	(48,022)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,233	—	3,233
HALO disposition	—	—	—	—	—	—	(3,486)	(3,486)
Distributions paid	—	—	(52,164)	—	(52,164)	—	—	(52,164)

Balance — September 30, 2012	48,300	$648,036	$(211,177)	$(363)	$436,496	$54,897	$—	$491,393

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$9,546	$14,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,771	7,329
Amortization expense	27,102	26,024
Impairment expense	—	7,700
Amortization of debt issuance costs and original issue discount	3,277	1,543
Supplemental put expense	6,391	6,095
Unrealized loss on interest rate swap	2,108	—
Noncontrolling stockholder charges and other	3,250	2,210
Deferred taxes	(2,315)	(5,687)
Other	1,399	1,036
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(22,898)	(23,229)
Increase in inventories	(22,563)	(146)
Increase in prepaid expenses and other current assets	(1,674)	(806)
Increase in accounts payable and accrued expenses	20,661	28,451
Payment of supplemental put liability	(13,675)	(6,892)

Net cash provided by operating activities	21,380	57,797

Cash flows from investing activities:
Acquisitions, net of cash acquired	(125,434)	(258,559)
Purchases of property and equipment	(9,718)	(15,099)
Proceeds released from escrow related to Staffmark sale	5,045	—
Proceeds related to HALO sale	66,473	—
Purchase of noncontrolling interest	(15,128)	—
Other investing activities	974	140

Net cash used in investing activities	(77,788)	(273,518)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	—	19,684
Borrowings under Credit Facility	169,500	270,000
Repayments under Credit Facility	(122,867)	(73,500)
Proceeds from issuance of CamelBak preferred stock	—	45,000
Redemption of CamelBak preferred stock	(48,022)	—
Distributions paid	(52,164)	(49,529)
Net proceeds provided by noncontrolling shareholders	11,833	2,016
Net proceeds paid to noncontrolling shareholders related to Fox	(16,289)	—
Debt issuance costs	(3,154)	(593)
Excess tax benefit on stock-based compensation	5,755	—
Other	(366)	(329)

Net cash (used in) provided by financing activities	(55,774)	212,749

Foreign currency impact on cash	(199)	—
Net decrease in cash and cash equivalents	(112,381)	(2,972)
Cash and cash equivalents — beginning of period	132,370	13,536

Cash and cash equivalents — end of period	$19,989	$10,564

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2012

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

The Company is a controlling owner of eight businesses, or operating segments, at September 30, 2012. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”) CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“ERGObaby”), Fox Factory, Inc. (“Fox”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), and Tridien Medical, Inc. (“Tridien”). Refer to Note F for further discussion of the operating segments.

Note B – Presentation and principles of consolidation

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 and September 30, 2011, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

Certain amounts in the historical condensed consolidated financial statements have been reclassified to conform to the current period presentation. American Furniture implemented a revised standard costing system during 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as reclassifying certain manufacturing related expenses including rent, insurance, utilities and workers’ compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to more timely react to changes in supply costs, product demand and overall price structure going forward which in turn should eliminate the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the three and nine months ended September 30, 2011 was $1.5 million and $4.6 million, respectively. This reclassification lowered the historical gross profit recorded in these periods but had no net impact on operating income (loss) or net income (loss). In addition, this reclassification had no impact on the financial position or cash flows during these periods.

Discontinued Operations

On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As a result, the results of operations for the periods from January 1, 2012 through the date of sale and the three and nine months ended September 30, 2011, respectively, have been reclassified to exclude discontinued operations in accordance with accounting guidelines. In addition, HALO’s assets and liabilities have been reclassified as discontinued operations as of December 31, 2011. Refer to Note E for further discussion.

Note C – Recent accounting pronouncements

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

In September 2011, the FASB issued amended guidance for performing goodwill impairment tests, which was effective for the Company beginning January 1, 2012. The guidance amended the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. The adoption of the amended guidance did not have a significant impact on the condensed consolidated financial statements.

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

Note D – Acquisition of business

Acquisition of Arnold Magnetics

On March 5, 2012, AMT Acquisition Corp. (“Arnold Acquisition”), a subsidiary of the Company, entered into a stock purchase agreement with Arnold Magnetic Technologies, LLC, and Arnold Magnetics pursuant to which Arnold Acquisition acquired all of the issued and outstanding equity of Arnold Magnetics.

Based in Rochester, NY with an operating history of more than 100 years, Arnold is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its nine manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, Arnold produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide.

The Company made loans to and purchased a 96.6% controlling interest in Arnold on a primary and fully diluted basis. The purchase price, including proceeds from noncontrolling interests, was approximately $130.5 million (excluding acquisition-related costs). Acquisition related costs were approximately $4.8 million and were recorded to selling, general and administrative expense during the nine months ended September 30, 2012. The Company funded the acquisition through available cash on its balance sheet and a draw of $25 million on its Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside the Company, collectively representing 3.4% initial noncontrolling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

The results of operations of Arnold have been included in the consolidated results of operations from the date of acquisition. Arnold’s results of operations are reported as a separate operating segment.

The table below includes the preliminary assets and liabilities assumed as of the acquisition date.

Arnold (in thousands)	Amounts Recognized as of Acquisition Date
Assets:
Cash	$6,965
Accounts receivable, net (1)	18,728
Inventory (2)	20,550
Other current assets	3,391
Property, plant and equipment (3)	20,805
Intangible assets	41,700
Goodwill (4)	51,441
Other assets	6,478

Total assets	$170,058

Liabilities and noncontrolling interests:
Current liabilities	$24,374
Other liabilities	98,417
Noncontrolling interest (5)	1,713

Total liabilities and noncontrolling interest	$124,504

Net assets acquired	$45,554
Noncontrolling interest	1,713
Intercompany loans to businesses	85,500

$132,767

(1)	Includes $19.1 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2)	Includes $3.0 million of inventory fair value step up. This balance was fully amortized during the nine months ended September 30, 2012.
(3)	Includes $13.8 million of property, plant and equipment fair value step up.
(4)	Goodwill is not deductible for tax purposes.
(5)	Fair value of noncontrolling interest approximates book value.

The intangible assets preliminarily recorded in connection with the Arnold Magnetics acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$22,770	15
Technology	11,790	10
Technology	1,260	7
Other	90	less than one year
Trade name	5,370	10
Trade name	420	5

	$41,700

Joint Venture

Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material for the nine months ended September 30, 2012.

Unaudited pro-forma information

The following unaudited pro-forma data for the nine months ended September 30, 2012 and 2011 gives effect to the acquisition of Arnold Magnetics, as described above, as if the acquisition had been completed as of January 1, 2011. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Nine months ended September 30,
(in thousands)	2012	2011

Net sales	$689,820	$549,201
Operating income	50,869	23,172
Net income	9,923	15,250
Net income attributable to Holdings	3,153	8,581
Basic and diluted net income attributable to Holdings	$0.07	$0.18

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

Assets:
Accounts receivable	$2,304
Inventory	747
Property, plant and equipment	934
Goodwill	—
Intangible asset, non-compete	19
Intangible asset, customer relationships	393

Total assets	$4,397
Liabilities:
Accounts payable and accrued expenses	$2,282
Note payable	812

Total liabilities	$3,094

Note E – Discontinued operations

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

At the closing, the Company received approximately $66.5 million in cash in respect of its debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The Company also subsequently received approximately $0.6 million of proceeds that were held in escrow. In addition, the Company expects to receive a tax refund of approximately $1.1 million resulting from the tax benefit of the transaction expenses incurred in connection with the transaction. The Company recognized a loss of $0.5 million for the nine months ended September 30, 2012 as a result of the sale of HALO. The net proceeds were used to repay outstanding debt under the Company’s Revolving Credit Facility.

Summarized operating results for HALO for the three and nine months ended September 30, 2011, and January 1, 2012 through the date of disposition were as follows (in thousands):

	Three months ended Sept. 30, 2011	For the period Jan. 1, 2012 through disposition	Nine months ended Sept. 30, 2011

Net sales	$43,651	$51,253	$115,633

Operating income (loss)	2,489	(2,141)	4,919
Income (loss) from continuing operations before income taxes	2,488	(2,141)	4,974
Provision (benefit) for income taxes	719	(973)	969

Income (loss) from discontinued operations (1)	$1,769	$(1,168)	$4,005

(1)

The results for the periods from January 1, 2012 through disposition, the three months ended September 30, 2011, and the nine months ended September 30, 2011, exclude $0.7 million, $0.5 million and $1.6 million of intercompany interest expense, respectively.

Income from discontinued operations for the three and nine months ended September 30, 2011 on the condensed consolidated income statements also include $7.6 million and $9.8 million, respectively, of income from discontinued operations related to the Staffmark sale in October 2011.

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

Note F – Operating segment data

At September 30, 2012, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

•

Advanced Circuits, an electronic components manufacturing company, is a provider of prototype, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•

American Furniture is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. AFM is a low-cost manufacturer and is able to ship most products in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

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

•

ERGObaby is a premier designer, marketer and distributor of babywearing products and accessories, and a premium line of stroller travel systems. ERGObaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. ERGObaby offers a broad range of wearable baby carriers and related products that are sold through more than 900 retailers and web shops in the United States and internationally. ERGObaby is headquartered in Los Angeles, California.

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

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.

A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine months ended September 30, 2012 and 2011 is presented below (in thousan0ds):

Net sales of operating segments	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ACI	$22,229	$19,592	$62,878	$59,905
American Furniture	20,728	23,695	72,359	83,112
Arnold Magnetics	31,951	—	75,787	—
CamelBak	36,672	16,059	121,140	16,059
ERGObaby	18,540	10,726	45,565	33,383
Fox	72,865	61,689	179,256	150,464
Liberty	23,385	21,786	67,000	60,611
Tridien	14,858	15,120	42,586	42,917

Total	241,228	168,667	666,571	446,451
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$241,228	$168,667	$666,571	$446,451

International Revenues

Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, ERGObaby, CamelBak and Arnold, in each of the periods presented. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $50.2 million and $42.4 million for the three months ended September 30, 2012 and 2011, respectively, and $113.7 million and $100.7 million for the nine months ended September 30, 2012 and 2011, respectively. ERGObaby recorded net sales to locations outside the United States of $11.2 million and $6.4 million for the three months ended September 30, 2012 and 2011, respectively, and $26.7 million and $21.5 million for the nine months ended September 30, 2012 and 2011, respectively. CamelBak recorded net sales to locations outside the United States of $5.2 million and $20.4 million for the three and nine months ended September 30, 2012. CamelBak recorded net sales to locations outside the United States of $2.1 million for the three and nine months ended September 30, 2011. Arnold Magnetics recorded net sales to locations outside the United States of $13.9 million and $44.0 million for the three and nine months ended September 30, 2012. There were no significant inter-segment transactions.

Profit (loss) of operating segments (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

ACI	$6,273	$6,609	$18,349	$20,496
American Furniture (2)	(581)	(2,510)	(1,032)	(12,105)
Arnold Magnetics (3)	2,031	—	(1,795)	—
CamelBak	5,085	(3,808)	21,105	(3,808)
ERGObaby	4,240	2,547	7,905	7,132
Fox	10,991	10,017	22,137	19,643
Liberty	2,051	1,457	4,268	3,370
Tridien	1,130	1,669	3,054	4,011

Total	31,220	15,981	73,991	38,739
Reconciliation of segment profit to consolidated income from continuing operations before income taxes:
Interest expense, net	(5,916)	(2,154)	(19,609)	(6,101)
Other income (expense), net	173	(78)	(223)	(78)
Corporate and other (4)	(11,337)	(7,589)	(25,862)	(22,791)

Total consolidated income from continuing operations before income taxes	$14,140	$6,160	$28,297	$9,769

(1)	Segment profit (loss) represents operating income (loss).
(2)	Includes $7.7 million of goodwill and intangible asset impairment charges during the nine months ended September 30, 2011.
(3)	Includes acquisition-related costs in connection with the acquisition of Arnold expensed in accordance with acquisition accounting.
(4)	Includes fair value adjustments related to the supplemental put liability.

Accounts receivable	Accounts Receivable September 30, 2012	Accounts Receivable December 31, 2011
ACI	$6,960	$5,102
American Furniture	11,991	10,306
Arnold Magnetics	19,231	—
CamelBak	23,436	17,111
ERGObaby	6,722	2,867
Fox	33,791	18,635
Liberty	15,088	13,331
Tridien	5,901	4,182

Total	123,120	71,534
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	123,120	71,534
Allowance for doubtful accounts	(3,588)	(2,420)

Total consolidated net accounts receivable	$119,532	$69,114

	Goodwill Sept. 30, 2012	Goodwill Dec. 31, 2011	Identifiable Assets Sept. 30, 2012(1)	Identifiable Assets Dec. 31, 2011(1)
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$24,621	$26,329
American Furniture	—	—	23,137	20,306
Arnold Magnetics	51,254	—	92,178	—
CamelBak	5,546	5,546	232,891	239,905
ERGObaby	41,664	41,471	70,753	74,457
Fox	31,372	31,372	93,571	80,392
Liberty	32,684	32,684	39,824	40,064
Tridien	19,555	19,555	18,592	19,139

Total	239,690	188,243	595,567	500,592
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	17,698	142,931
Goodwill carried at Corporate level (3)	17,324	17,324	—	—

Total	$257,014	$205,567	$613,265	$643,523

(1)	Does not include accounts receivable balances per schedule above.
(2)	Corporate assets were reduced during the nine months ended September 30, 2012 primarily as a result of cash at December 31, 2011 utilized to fund the acquisition of Arnold Magnetics.
(3)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

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

Recapitalization of Fox

On June 18, 2012, the Company entered into an amendment (the “Amendment”) to the inter-company loan agreement with Fox (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for term loan borrowings of $60 million and an increase to the revolving loan commitment of $2.0 million and to permit the proceeds thereof to fund cash distributions totaling $67.0 million by Fox to the Company and to its non-controlling shareholders, (ii) extend the maturity dates of the term loans under the Loan Agreement, and (iii) modify borrowing rates under the Loan Agreement. The Company’s share of the cash distribution was approximately $50.7 million with approximately $16.3 million being distributed to Fox’s non-controlling shareholders. All other material terms and conditions of the Loan Agreement were unchanged. The table below summarizes the stockholders’ equity impact as a result of the transaction.

Recapitalization proceeds to existing shareholders	$(13,252)
Shares purchased from noncontrolling holders	(10,969)
Recapitalization proceeds to option holders	(3,036)
Shares purchased by noncontrolling holders	7,204
Tax benefit on options	4,954

$(15,099)

Note G – Property, plant and equipment and inventory

Property, plant and equipment is comprised of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Machinery and equipment	$75,936	$49,340
Office furniture, computers and software	6,121	4,030
Leasehold improvements	10,876	9,541
Buildings and land	405	—

	93,338	62,911
Less: accumulated depreciation	(29,605)	(19,332)

Total	$63,733	$43,579

Depreciation expense was $3.9 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $10.8 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Inventory is comprised of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Raw materials and supplies	$88,181	$53,659
Finished goods	55,569	48,596
Less: obsolescence reserve	(8,251)	(5,943)

Total	$135,499	$96,312

Note H – Goodwill and other intangible assets

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

The FASB issued an Accounting Standards Update 2011-08 (“ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit. This ASU was effective for fiscal years beginning after December 15, 2011. At March 31, 2012 the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value.

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

•

Compared the fair value of each of the reporting units to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March 31, 2012 and concluded that in each case the fair value of the reporting unit was in excess of its carrying amount; and

•

Performed market capitalization reconciliation for the Company and determined that the public market capitalization was significantly in excess of the fair value of the Company’s consolidated equity (as derived from the quarterly supplemental put analysis as of March 31, 2012).

Based on the qualitative assessment as outlined, the Company believes that it is more likely than not that the fair value of each of our reporting units is not less than its carrying amount at March 31, 2012.

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

A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2012 and the year ended December 31, 2011, is as follows (in thousands):

	Nine months ended September 30, 2012	Year ended December 31, 2011
Beginning balance:
Goodwill	$247,002	$233,568
Accumulated impairment losses	(41,435)	(35,535)

	205,567	198,033

Impairment losses	—	(5,900)
Acquisition of businesses (1)	51,441	13,620
Adjustment to purchase accounting	6	(186)

Total adjustments	51,447	7,534

Ending balance:
Goodwill	298,449	247,002
Accumulated impairment losses	(41,435)	(41,435)

	$257,014	$205,567

(1)	Relates to the purchase of Arnold Magnetics in 2012 and CamelBak and Orbit Baby in 2011.

Other intangible assets

2012 Annual indefinite lived impairment testing

The Company completed its 2012 annual impairment testing on indefinite lived intangible assets as of March 31, 2012 and the results of the testing did not require impairment.

Other intangible assets are comprised of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011	Weighted Average Useful Lives

Customer relationships	$191,878	$169,105	12
Technology and patents	89,464	75,679	8
Trade names, subject to amortization	7,595	1,305	10
Licensing and non-compete agreements	7,736	7,417	4
Distributor relations and other	606	516	5

	297,279	254,022

Accumulated amortization customer relationships	(44,215)	(32,182)
Accumulated amortization technology and patents	(31,063)	(23,188)
Accumulated amortization trade names, subject to amortization	(748)	(143)
Accumulated amortization licensing and non-compete agreements	(4,949)	(2,917)
Accumulated amortization distributor relations and other	(516)	(452)

Total accumulated amortization	(81,491)	(58,882)
Trade names, not subject to amortization	132,430	132,930

Total intangibles, net	$348,218	$328,070

Amortization expense related to intangible assets was $7.7 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, and $22.6 million and $14.9 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

Oct 1, 2012 through Dec. 31, 2012	$7,584
2013	29,002
2014	28,428
2015	24,881
2016	18,634

$108,529

Note I – Debt

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

The Company had $19.0 million in outstanding borrowings under its Revolving Credit Facility at September 30, 2012. Borrowing base availability under our Revolving Credit Facility was approximately $269 million at September 30, 2012. Letters of credit outstanding at September 30, 2012 totaled approximately $1.7 million. At September 30, 2012, the Company was in compliance with all covenants.

The following table provides the Company’s debt holdings at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Revolving Credit Facility	$19,000	$—
Term Loan Facility	253,163	225,000
Original issue discount	(7,328)	(8,750)

Total debt	$264,835	$216,250

Less: Current portion, term loan facilities	(2,550)	(2,250)

Long term debt	$262,285	$214,000

Note J – Derivative instruments and hedging activities

The Credit Facility requires the Company to hedge the interest on fifty percent of the outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•

A two-year interest rate cap with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At September 30, 2012 this interest rate cap had a fair value of $0.001 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its change in mark-to-market value is reflected as a component of interest expense; and

•

A three-year interest rate swap with a notional amount of $200 million effective December 31, 2013 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At September 30, 2012, this interest rate swap had a fair value loss of $3.9 million and is reflected in other non-current liabilities with its change in mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the Credit Facility and as a result, periodic mark-to-market changes in fair value are reflected in the consolidated statement of operations.

Note K – Fair value measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$1	$—	$1	$—
Liabilities:
Supplemental put obligation	$42,205	$—	$—	$42,205
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	3,930	—	3,930	—

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$166	$—	$166	$—
Liabilities:
Supplemental put obligation	$49,489	$—	$—	$49,489
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	1,822	—	1,822	—

A reconciliation of the change in the carrying value of our level 3 supplemental put liability from January 1, 2012 through September 30, 2012 and from January 1, 2011 through September 30, 2011 is as follows (in thousands):

	2012	2011
Balance at January 1	$49,489	$44,598
Supplemental put expense (reversal)	(1,540)	3,228
Payment of supplemental put liability	(13,675)	—

Balance at March 31	$34,274	$47,826
Supplemental put expense	2,902	1,667

Balance at June 30	$37,176	$49,493
Payment of supplemental put liability	—	(6,892)
Supplemental put expense	5,029	1,200

Balance at September 30	$42,205	$43,801

Valuation Techniques

Supplemental put:

The Company and CGM entered into a Supplemental Put Agreement in 2006, which requires the Company to acquire the Allocation Interests owned by CGM upon termination of the Master Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on 20% of the company’s profits upon clearance of a 7% annualized hurdle rate. Each fiscal quarter the Company estimates the fair value of this potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The change in the supplemental put liability during the nine months ended September 30, 2012, was primarily related to a payment of approximately $13.7 million to CGM due to the profit allocation payment related to the sale of Staffmark offset by an increase in the estimated fair value of the Fox operating segment.

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

The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 44%, an estimated term of 5 years and the underlying price equal to the exercise price at the time of issuance.

Interest rate cap – asset:

The Company’s derivative instrument at September 30, 2012 consisted of an over-the-counter (OTC) interest rate cap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the cap as Level 2. Refer to Note J.

Interest rate swap – liability:

The Company’s derivative instrument at September 30, 2012 consisted of an over-the-counter (OTC) interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. Refer to Note J.

Note L – Stockholder’s equity

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

Distributions:

•	On January 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2012. This distribution was declared on January 5, 2012.

•	On April 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of April 24, 2012. This distribution was declared on April 10, 2012.

•	On July 31, 2012, the Company paid a distribution of $0.36 per share to holders of record as of July 24, 2012. This distribution was declared on July 10, 2012.

•	On October 31, 2012, the Company paid a distribution of $0.36 per share to holders of record as of October 24, 2012. This distribution was declared on October 9, 2012.

Note M – Warranties

The Company’s CamelBak, ERGObaby, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows (in thousands):

	Nine Months	Year Ended
	Ended Sept. 30,	December 31,
Warranty liability:	2012	2011
Beginning balance	$4,311	$3,237
Accrual	4,198	3,556
Warranty payments	(2,728)	(2,769)
Other	—	287

Ending balance	$5,781	$4,311

Note N – Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2012 and December 31, 2011:

	% Ownership		% Ownership
	September 30, 2012		December 31, 2011
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.6	69.4	69.6	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.6	n/a	n/a
CamelBak	89.9	76.7	89.9	76.7
ERGObaby	81.1	74.0	81.1	74.6
FOX	75.7	71.1	78.0	67.9
Liberty	96.2	87.6	96.2	87.6
Tridien	83.2	68.8	73.9	60.0

	Noncontrolling Interest Balances
	September 30,	December 31,
(in thousands)	2012	2011
ACI	$7,355	$4,475
American Furniture	207	46
Arnold Magnetics	1,594	—
CamelBak	11,861	54,729
ERGObaby	10,881	10,233
FOX	11,996	13,661
Liberty	1,663	1,436
Tridien	9,240	10,577
CGM	100	100

	$54,897	$95,257

Recapitalization of Fox

As discussed in Note F, on June 18, 2012, the Company recapitalized its Fox subsidiary. As a result of this recapitalization, the Company’s ownership was 75.7% on a primary basis and 71.1% on a fully diluted basis as of September 30, 2012.

Tridien

On August 28, 2012, the Company purchased shares of stock of Anodyne from a group of Tridien’s noncontrolling shareholders for an aggregate purchase price of approximately $1.9 million. As a result of this transaction the Company’s ownership interest in Tridien increased to 83.2% on a primary basis and 68.8% on a fully diluted basis.

Note O – Income taxes

Each fiscal quarter the Company estimates its annual effective tax rate and applies that rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
United States Federal Statutory Rate	35.0%	35.0%	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	6.7	4.5	9.0	10.3
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	15.6	18.0	16.2	39.3
Impact of subsidiary employee stock options	(1.0)	1.7	(2.0)	2.7
Domestic production activities deduction	(2.3)	(6.2)	(2.9)	(11.8)
Non-deductible acquisition costs	(4.5)	—	3.1	—
Impairment expense	—	—	—	21.1
Non-recognition of NOL carryforwards at AFM	4.0	—	3.5	—
Other	(1.4)	(2.8)	(1.4)	(0.6)

Effective income tax rate	52.1%	50.2%	60.5%	96.0%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent, which is taxed as a partnership.

Note P – Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at September 30, 2012.

Date of acquisition through September 30, 2012

Change in benefit obligation:
Benefit obligation, acquisition date	$15,662
Service cost	269
Interest cost	193
Actuarial loss	—
Employee contributions and transfer	232
Benefits paid	(156)
Foreign currency translation	(513)
Retirees	(1,117)

Benefit obligation	14,570

Change in plan assets:
Fair value of assets, acquisition date	$14,325
Actual return on plan assets	(41)
Company contribution	278
Employee contributions and transfer	232
Benefits paid	(156)
Foreign currency translation	(469)
Retirees	(1,117)

Fair value of assets	13,052

Funded Status	$(1,518)

The unfunded liability of $1.5 million is recognized in the consolidated balance sheet within other non-current liabilities at September 30, 2012. Net periodic benefit cost consists of the following at September 30, 2012:

Date of acquisition through September 30, 2012
Service cost	$269
Interest cost	193
Expected return on plan assets	(23)

Net periodic benefit cost	$439

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at September 30, 2012:

September 30, 2012
Discount rate	2.25%
Expected return on plan assets	2.50%
Rate of compensation increase	1.00%

The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.

The Company, for the remainder of 2012, will be contributing per the terms of the agreement, and the expected contribution to the plan will be approximately $0.3 million.

The following presents the benefit payments which are expected to be paid for the plan:

Oct. 1, 2012 through Sept. 30, 2013	$569
Oct. 1, 2013 through Sept. 30, 2014	1,015
Oct. 1, 2014 through Sept. 30, 2015	1,185
Oct. 1, 2015 through Sept. 30, 2016	596
Oct. 1, 2016 through Sept. 30, 2017	640
Oct. 1, 2017 and thereafter	4,731

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

100%

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at September 30, 2012 were considered Level 3.

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

2012 Nine-months Highlights

Acquisition of Arnold Magnetics

On March 5, 2012, we purchased a 96.6% controlling interest (on a primary and fully diluted basis) in Arnold Magnetics, with headquarters in Rochester, NY. Arnold Magnetics has an operating history of more than 100 years and is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its nine manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, Arnold produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold Magnetics has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide.

The purchase price, including proceeds from non-controlling interests, was approximately $130.5 million (excluding acquisition-related costs) and was based on a total enterprise value of $124.2 million and included approximately $6.3 million in cash and working capital. Acquisition related costs were approximately $4.8 million. We funded the acquisition through available cash on hand and a draw of $25 million on our Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside us, collectively representing approximately 3.4% in initial non-controlling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

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

At the closing, we received approximately $66.5 million in cash in respect of our debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The net proceeds were used to repay outstanding debt under our Revolving Credit Facility. Our proceeds from the disposition approximate our carrying value of HALO. We recorded a loss on the sale of HALO of $0.5 million.

The transaction is subject to typical escrow requirements and adjustments for certain changes in the working capital of HALO. The HALO purchase agreement contains customary representations, warranties, covenants and indemnification provisions.

Outlook

Net sales during the nine months ended September 30, 2012 increased at five of our eight businesses when compared to the same period of 2011. The preliminary estimate of U.S. gross domestic product (“GDP”), a measure of the total production of goods and services in the United States, increased during the third quarter of 2012 at the seasonally adjusted annualized rate of 2.0%, compared to 1.3% in the second quarter of 2012. The increased rate of growth is an indication that government and consumer spending is marginally increasing. Each of our businesses are impacted by the overall economic environment including both consumer spending and increasing commodity and fuel costs. Additionally, American Furniture Manufacturing Inc. (“AFM” or “American Furniture”) is also significantly affected by continued tight consumer credit markets and the depressed housing market which is evident in the decrease in quarter over quarter sales in the third quarter of 2012.

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

In the following results of operations, we provide: (i) actual consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and recasts prior period reporting for business sold during the periods presented (Staffmark and Halo) and: (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and nine-months ended September 30, 2012 and 2011 which include relevant pro-forma adjustments to historical results of operations and explanations, where appropriate, for the 2012 acquisition and 2011 acquisition.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Net sales	$241,228	$168,667	$666,571	$446,451
Cost of sales	164,281	117,837	455,036	311,168

Gross profit	76,947	50,830	211,535	135,283
Staffing, selling, general and administrative expense	39,422	30,395	119,756	77,347
Fees to manager	4,429	4,792	13,294	11,707
Supplemental put expense	5,029	1,200	6,391	6,095
Amortization of intangibles	7,699	5,509	22,639	14,943
Impairment expense	—	—	—	7,700

Income (loss) from operations	$20,368	$8,934	$49,455	$17,491

Net sales

On a consolidated basis, net sales increased $72.6 million and $220.1 million during the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011. These increases for both the three and nine month periods are due principally to increased revenues (and in the case of Arnold Magnetics and CamelBak, incremental revenues) at each of our operating segments with the exception of American Furniture and Tridien and for the quarter only, CamelBak. We realized revenues totaling approximately $68.6 million and $196.9 million in the three and nine months ended September 30, 2012 at Arnold Magnetics and CamelBak, which we acquired in March 2012 and August 2011, respectively. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales for each business segment.

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

Cost of sales

On a consolidated basis, cost of sales increased approximately $46.4 million and $143.9 million during the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011. These increases are due almost entirely to the corresponding increase in net sales. Gross profit as a percentage of net sales totaled approximately 31.9% and 30.1% of net sales for the three month periods ended September 30, 2012 and 2011, respectively. Gross profit as a percentage of net sales totaled approximately 31.7% and 30.3% of net sales for the nine month periods ended September 30, 2012 and 2011, respectively. The increase in gross profit percentage for both the three and nine months ended September 30, 2012 compared to the same periods in 2011 is principally attributable to the inclusion of CamelBak results of operations in both periods of 2012, compared to just thirty-six days in 2011. CamelBak’s profit margin during the nine months ended September 30, 2012 was approximately 46.0%. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of cost of sales for each business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $9.1 million and $42.4 million in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011. The majority of these increases are due principally to increases in costs directly tied to sales, such as commissions and direct customer support services, and selling, general and administrative costs at Arnold Magnetics and CamelBak during 2012. Refer to “Results of Operations – Our Businesses”, for a more detailed analysis of selling, general and administrative expense by segment.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2012 and 2011, we incurred approximately $4.4 million and $4.8 million, respectively, in expense for these fees. For the nine months ended September 30, 2012 and 2011 we incurred approximately $13.3 million and $11.7 million, respectively, in expense for these fees. The increase in management fees for the nine months ended September 30, 2012 compared to the same period in 2011 is due to management fees recast as a component of discontinued operations in the 2011 periods resulting from the sale of Staffmark and HALO. The remaining change is due to the increase in consolidated adjusted net assets as of September 30, 2012 in connection with the CamelBak acquisition in August 2011 and the Arnold Magnetics acquisition in March 2012, offset in part by the decrease in consolidated adjusted net assets in connection with the sales of Staffmark and HALO.

Supplemental put expense

Concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by it upon termination of the Management Services Agreement. We accrue for the supplemental put expense on a quarterly basis. For the three and nine months ended September 30, 2012, we incurred approximately $5.0 million and $6.4 million, respectively, in expense compared to $1.2 million and $6.1 million for the corresponding periods in 2011. The change in supplemental put expense in all periods presented is attributable to the increase or decrease in the estimated fair value of our businesses during each of those periods.

Impairment expense

We incurred an impairment charge in the first quarter of 2011 totaling $7.7 million, which is reflected in the operating results for the nine months ended September 30, 2011, at our American Furniture business segment, based on our annual goodwill impairment analysis. The portion of the impairment charge that was attributable to impaired goodwill at American Furniture was $5.9 million. The remaining $1.8 million charge reflected a write down of the unamortized balance of American Furniture’s intangible asset, its trade name. The write downs were necessary based on the further deterioration of the promotional furniture market. As of September 30, 2012, the balance of goodwill carried at American Furniture is zero.

We completed our annual impairment analysis of goodwill as of March 31, 2012 and there was no indication of goodwill impairment at any of our reporting units.

Results of Operations – Our Businesses

The following discussion reflects a comparison of the historical, and where appropriate, pro-forma results of operations for each of our businesses for the three and nine month periods ending September 30, 2012 and September 30, 2011, which we believe is the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards (“PCBs”) to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 60% of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.

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

On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. On May 23, 2012 Advanced Circuits acquired the assets of Universal Circuits (“UCI”) for approximately $2.8 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. UCI’s Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector. For the three and nine-months ended September 30, 2012 the consolidated results of operations of Advanced Circuits includes net sales of Universal Circuits aggregating $3.5 million and $4.9 million, respectively, and gross profit of Universal Circuits aggregating $.08 million and $1.1 million, respectively. The following Results of Operations does not include any operating results from these two acquisitions prior to their respective date of acquisition.

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$22,229	$19,592	$62,878	$59,905
Cost of sales	11,540	8,934	31,272	26,776

Gross profit	10,689	10,658	31,606	33,129
Selling, general and administrative expense	3,522	3,167	10,595	9,988
Fees to manager	125	125	375	375
Amortization of intangibles	769	757	2,287	2,270

Income from operations	$6,273	$6,609	$18,349	$20,496

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 increased approximately $2.6 million or 13.5%, over the corresponding three month period ended September 30, 2011. The increase in net sales is the result of an increase in gross sales of prototype PCBs ($0.2 million), long-lead PCBs ($2.6 million) and assembly revenue ($0.4 million) during the three months ended September 30, 2012 compared to the same period of 2011, offset in part by a decrease in sales of quick-turn production PCBs ($0.2 million) and an increase in promotion and discount charges ($0.3 million). The increase in sales of long-lead PCBs is largely due to sales during the third quarter of 2012 attributable to Universal Circuits.

Sales from quick-turn and prototype PCBs represented approximately 56% of net sales during the three months ended September 30, 2012 compared to approximately 64% during 2011. The decrease in proportion of quick-turn and prototype PCB sales to total sales is a function of the addition of Universal Circuit’s 2012 long-lead sales.

Cost of sales

Cost of sales for the three months ended September 30, 2012 increased approximately $2.6 million from the comparable period in 2011 principally resulting from the increase in sales. Gross profit as a percentage of sales decreased during the three months ended September 30, 2012 (48.1% at September 30, 2012, compared to 54.4% at September 30, 2011). This decrease in margin is the result of: (i) the increase in promotional pricing, principally related to long-lead PCB sales during the three months ended September 30, 2012 and (ii) sales attributable to Universal Circuits, and a larger proportion of assembly sales during the three months ended September 30, 2012, each of which carry lower margins.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.4 million during the three months ended September 30, 2012 compared to the same period in 2011 due to acquisition related costs in connection with the acquisition of Universal Circuits totaling approximately $0.4 million.

Income from operations

Operating income for the three months ended September 30, 2012 was approximately $6.3 million compared to $6.6 million earned in the same period in 2011, a decrease of approximately $0.3 million, principally as a result of those factors described above.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 increased approximately $3.0 million or 5.0%, over the corresponding nine month period ended September 30, 2011. The increase in net sales is a result of an increase in gross sales of prototype and quick-turn production PCBs ($2.0 million), long-lead PCBs ($1.2 million) and assembly revenue ($1.9 million) during the nine months ended September 30, 2012 compared to the same period of 2011, offset in part by an increase in promotion and discount charges ($1.9 million). The increase in sales in the quick turn sector during 2012 compared to 2011 is due in part to quick-turn sales attributable to Universal Circuits. The increase in promotion and discount charges in 2012 compared to the same period of 2011 are principally the result of discounting and price promotions incurred during 2012 in response to competitor’s pricing in the long-lead sector. The increase in sales of long-lead PCBs are largely due to sales during the second and third quarters of 2012 attributable to Universal Circuits.

Sales of quick-turn and prototype PCBs represented approximately 61.5% of net sales during the nine months ended September 30, 2012 compared to 63.2% in 2011.

Cost of sales

Cost of sales for the nine months ended September 30, 2012 increased approximately $4.5 million from the comparable period in 2011 due principally to the increase in sales. Gross profit as a percentage of sales decreased during the nine months ended September 30, 2012 (50.3% at September 30, 2012 compared to 55.3% at September 30, 2011). This decrease in margin is the result of: (i) the promotional pricing in long-lead PCB sales during the nine months ended September 30, 2012 noted above and (ii) sales attributable to Universal Circuits, and a larger proportion of assembly sales during the nine months ended September 30, 2012, each which carry lower margins

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.6 million during the nine months ended September 30, 2012 compared to the same period in 2011 due principally to acquisition related costs in connection with the acquisition of Universal Circuits of approximately $0.4 million.

Income from operations

Operating income for the nine months ended September 30, 2012 was approximately $18.3 million compared to $20.5 million earned in the same period in 2011, a decrease of approximately $2.1 million, principally as a result of those factors described above.

American Furniture

Overview

Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. American Furniture is a low-cost manufacturer and is able to ship most products in its line to its customers within 48 hours of receiving an order.

American Furniture implemented a revised standard costing system in the year 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consisted of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales as well as re-classifying certain manufacturing related expenses including rent, insurance, utilities and workers’ compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs will allow management to timely react to changes in supply costs, product demand and overall price structure which in turn should eliminate the accumulation of lower margin product, allow for more advantageous product procurement and allow for proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the three and nine months ended September 30, 2011 was $1.5 million and $4.6 million, respectively.

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

Results of Operations

The table below summarizes the loss from operations data for American Furniture for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$20,728	$23,695	$72,359	$83,112
Cost of sales	19,534	23,463	67,548	78,210

Gross profit	1,194	232	4,811	4,902
Selling, general and administrative expense	1,762	2,196	5,804	7,545
Fees to manager	—	—	—	125
Amortization of intangibles	13	546	39	1,637
Impairment expense	—	—	—	7,700

Loss from operations	$(581)	$(2,510)	$(1,032)	$(12,105)

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 decreased approximately $3.0 million, or 12.5% over the corresponding three months ended September 30, 2011. During the three month period ending September 30, 2012, stationary product gross sales and motion product sales decreased approximately $3.1 million and $0.5 million, respectively, while recliner sales increased approximately $1.0 million. Sales of other products and a reduction in fuel surcharges were responsible for the remaining decrease in net sales during the three months ended September 30, 2012 compared to 2011. The decrease in gross sales in the stationary and motion product categories and other products is principally the result of a soft current retail environment and increased competition in pricing in our promotional furniture category during the three months ended September 30, 2012. The increase in recliner product sales is the result of supplying product to one of our largest customers for their recliner promotion event. We expect that sales for the remainder of the fiscal year will continue to be challenged by the current retail environment.

Cost of sales

Cost of sales decreased approximately $3.9 million in the three months ended September 30, 2012 compared to the same period of 2011 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 5.8% in the three months ended September 30, 2012 compared to 1.0% in the same period of 2011. The increase in gross profit as a percentage of sales of approximately 4.8% during the three months ended September 30, 2012 is principally attributable to a $1.2 million write off taken in 2011 to adjust overhead absorption in inventory resulting from adjustments to its standard costs in July 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2012 decreased approximately $0.4 million compared to the same period of 2011. This decrease is primarily due to decreased costs of advertising and marketing ($0.2 million) and administrative salaries and benefits ($0.2 million) during the three months ended September 30, 2012 compared to the same period of 2011.

Loss from operations

Loss from operations totaled approximately $0.6 million for the three months ended September 30, 2012 compared to a loss from operations of approximately $2.5 million in the three months ended September 30, 2011, principally due to those factors described above.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 decreased approximately $10.8 million, or 12.9%, over the corresponding nine months ended September 30, 2011. During the nine month period ending September 30, 2012, stationary product gross sales and motion product sales decreased approximately $10.0 million, and $1.2 million, respectively, while recliner sales increased approximately $1.1 million. Sales of other products and a reduction in fuel surcharges were responsible for the remaining decrease in net sales during the nine months ended September 30, 2012 compared to 2011. The decrease in gross sales in the stationary and motion product categories and other products is principally the result of a soft current retail environment and increased competition in pricing in our promotional furniture category during the nine months ended September 30, 2012 and to a lesser extent our inability to ship certain products during the first quarter 2012 due to a delay in receiving fabric kits that we outsourced to China. The increase in recliner product sales is the result of supplying product to one of our largest customers for their recliner promotion event. We expect that sales for the remainder of the fiscal year will continue to be challenged by the current retail environment.

Cost of sales

Cost of sales decreased approximately $10.7 million in the nine months ended September 30, 2012 compared to the same period of 2011 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 6.6% in the nine months ended September 30, 2012 compared to 5.9% in 2011. The increase in gross profit as a percentage of sales of approximately 0.7% during the nine months ended September 30, 2012 is principally attributable to a $1.2 million write off taken in 2011 to adjust overhead absorption in inventory resulting from adjustments to its standard costs in July 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2012, decreased approximately $1.7 million compared to the same period of 2011. This decrease is primarily due to decreased costs of advertising and marketing ($0.4 million) and administrative salaries and benefits ($1.1 million) during the nine months ended September 30, 2012 compared to the same period of 2011.

Impairment expense

American Furniture incurred an impairment charge to its goodwill ($5.9 million) and unamortized trade name ($1.8 million), aggregating $7.7 million, during the nine months ended September 30, 2011. This impairment charge eliminated the remaining balance of goodwill. The $1.8 million impairment charge to American Furniture’s trade name is in addition to $3.3 million in impairment charges to its trade name expensed in 2010. The impairment charges resulted from the annual analysis of goodwill and were necessary based on the deterioration of the promotional furniture market in 2011. There were no impairment charges for American Furniture during the comparable 2012 period and only $0.5 million in intangible assets are currently on its balance sheet.

Loss from operations

Loss from operations totaled approximately $1.0 million for the nine months ended September 30, 2012 compared to a loss from operations of approximately $12.1 million in the nine months ended September 30, 2011, principally due the factors described above, particularly the impairment charge in 2011.

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

Arnold Magnetics is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the three and nine months ended September 30, 2012.

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Pro-forma Results of Operations

	Three months ended		Nine months ended
(in thousands)	September 30, 2012 (Pro-forma)	September 30, 2011 (Pro-forma)	September 30, 2012 (Pro-forma)	September 30, 2011 (Pro-forma)
Net sales	$31,951	$35,873	$99,036	$102,750
Cost of sales (a)	25,060	28,624	76,463	80,753

Gross profit	6,891	7,249	22,573	21,997
Selling, general and administrative expense (b)	3,740	3,925	12,070	11,869
Fees to manager (c)	125	125	375	375
Amortization of intangibles (d)	874	875	2,642	2,572

Income from operations	$2,152	$2,324	$7,486	$7,182

Pro-forma results of operations of Arnold Magnetics for the three and nine months ended September 30, 2012 and 2011 include the following pro-forma adjustments, applied to historical results as if we acquired Arnold Magnetics on January 1, 2011:

(a)	Cost of sales for the nine months ended September 30, 2011 does not include $1.6 million of amortization expense associated with the inventory fair value step-up as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Selling, general and administrative costs were reduced by approximately $0.1 million and $12.4 million in the three and nine-months ended September 30, 2012, respectively, representing adjustments for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager in each period presented.
(d)	Represents an increase in amortization of intangible assets totaling $0.7 million in the three month period ended September 30, 2011 and $0.6 million and $2.0 million in the nine months ended September 30, 2012 and 2011, respectively. These adjustments are the result of and were derived from the purchase price allocation in connection with our acquisition.

Pro forma three months ended September 30, 2012 compared to the pro forma three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 were approximately $32.0 million, a decrease of $3.9 million, or 10.9%, compared to the same period in 2011. The decrease in net sales is a result of decreased sales in the PMAG ($3.3 million), Flexmag ($0.1 million) and Rolled product ($0.5 million) sectors. PMAG sales represented approximately 72.7% of net sales for the three months ended September 30, 2012 compared to 74.1% for the same period in 2011. The decrease in sales is principally attributable to a decrease in reprographic application sales, a component of PMAG, during the three-months ended September 30, 2012 compared to the same period in 2011.

International sales were $13.9 million during the three months ended September 30, 2012 compared to $17.1 million during the same period in 2011, a decrease of $3.3 million or 19%.

Cost of sales

Cost of sales for the three months ended September 30, 2012 were approximately $25.1 million compared to approximately $28.6 million in the same period of 2011. The decrease of $3.6 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 20.2% for the quarter ended September 30, 2011 to 21.6% in the quarter ended September 30, 2012. The increase is attributable to increased margins in the PMAG sector due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the three months ended September 30, 2012 compared to the same period in 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2012 was approximately $3.7 million or 11.7% of net sales compared to $3.9 million or 10.9% of net sales during the same period in 2011.

Income from operations

Income from operations was approximately $2.2 million during the three months ended September 30, 2012 compared to $2.3 million in the three months ended September 30, 2011.

Pro forma nine months ended September 30, 2012 compared to the pro forma nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 were approximately $99.0 million, a decrease of $3.7 million, or 3.6%, compared to the same period in 2011. The decrease in net sales is a result of decreased sales in the PMAG product sector ($2.5 million) and decreases in sales in the Flexmag ($0.2 million) and Rolled Products ($1.0 million) sectors. PMAG sales represented approximately 73.0% of net sales for the nine months ended September 30, 2012 compared to 72.8% for the same period in 2011. The decrease in PMAG sales during the nine months ended September 30, 2012 compared to the same period in 2011 is principally attributable to lower reprographic application sales, a component of PMAG.

International sales were $44.0 million during the nine months ended September 30, 2012 compared to $47.0 million during the same period in 2011, a decrease of $3.0 million or 6%.

Cost of sales

Cost of sales for the nine months ended September 30, 2012 were approximately $76.5 million compared to approximately $80.8 million in the same period of 2011. The decrease of $4.3 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 21.4% for the nine months ended September 30, 2011 to 22.8% in the nine months ended September 30, 2012. The increase is attributable to increased margins in the PMAG sector due to a more favorable customer/product sales mix, due in part to a decrease in reprographic application sales during the nine months ended September 30, 2012 compared to the same period in 2011, offset in part by a decrease in margins at its Rolled Product sector due to an unfavorable customer/product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2012 increased to approximately $12.1 million or 12.2% of net sales compared to $11.9 million or 11.6% of net sales for the same period in 2011. The $0.2 million increase in selling, general and administrative expenses incurred during the nine months ended September 30, 2012 compared to the same period in 2011 is attributable to initial increases in personnel costs and benefits and third party services to support growth initiatives.

Income from operations

Income from operations for the nine months ended September 30, 2012 was approximately $7.5 million, an increase of $0.3 million when compared to the same period in 2011, based on the factors described above.

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

Results of Operations and Pro forma Results of Operations

The table below summarizes the pro-forma income from operations data for CamelBak for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011 (Pro-forma)	September 30, 2012	September 30, 2011 (Pro-forma)
Net sales	$36,672	$38,319	$121,140	$114,695
Cost of sales (a)	20,050	22,771	65,400	68,025

Gross profit	16,622	15,548	55,740	46,670
Selling, general and administrative expense (b)	9,067	7,303	27,160	22,676
Fees to manager (c)	125	125	375	375
Amortization of intangibles (d)	2,345	2,180	7,100	6,936

Income from operations	$5,085	$5,940	$21,105	$16,683

Pro-forma results of operations of CamelBak for the three and nine month periods ended September 30, 2012 and 2011 include the following pro-forma adjustments, applied to historical results as if we acquired CamelBak on January 1, 2011:

(a)	Cost of sales for the nine months ended September 30, 2011 does not include $6.0 million of amortization expense associated with the inventory fair value step-up as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Selling, general and administrative costs were reduced by approximately $7.0 million in the three and nine-months ended September 30, 2011 representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager in each period presented.
(d)	An increase in amortization of intangible assets totaling $1.8 million and $5.4 million, respectively, in the three and nine month periods ended September 30, 2012 and $1.3 million and $5.6 million, respectively in the three and nine months ended September 30, 2011. These adjustments are the result of and were derived from the purchase price allocation in connection with our acquisition.

Three months ended September 30, 2012 compared to the pro forma three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 were approximately $36.7 million, a decrease of $1.6 million, or 4.3%, compared to the same period in 2011. The decrease in gross sales is a result of decreased sales in Hydration Systems ($0.1 million), Accessories ($1.1 million) and Gloves ($3.9 million) offset in part by an increase in Bottle sales ($3.3 million). The decrease in Glove sales during the three months ended September 30, 2012 compared to the same period in 2011 is due to decreased demand from the U.S. military, resulting principally from a drawdown of U.S. combat troops during the period and the absence of sales from a direct contract with the U.S. Military that was not in effect in 2012. The increase in Bottle sales is principally due to the expansion of offerings in Bottles, such as the introduction of eddyTM and the continued expansion in its customer base, including new and existing customers.

Hydration Systems and Bottles represented approximately 86% of gross sales for the three months ended September 30, 2012 compared to 74% for the same period in 2011. This increase is due in large part to the significant decrease in Glove sales. Military sales represented approximately 38% of gross sales for the three months ended September 30, 2012 compared to 45% for the same period in 2011. International sales represented approximately 14% of gross sales for the three months ended September 30, 2012 compared to 16% for the same period in 2011.

Cost of sales

Cost of sales for the three months ended September 30, 2012 were approximately $20.1 million compared to approximately $22.8 million in the same period of 2011. The decrease of $2.7 million is due principally to the corresponding decrease in net sales and the significant decrease in Glove sales. Gross profit as a percentage of sales increased to 45.3% for the quarter ended September 30, 2012 compared to 40.6% in the quarter ended September 30, 2011. The increase is attributable to a favorable sales mix during the quarter ended September 30, 2012 compared to last year’s quarter, and the decrease in Glove sales as a percentage of total sales. Gloves carry a lower gross profit margin than CamelBak’s other product lines.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2012 increased to approximately $9.1 million or 24.7% of net sales compared to $7.3 million or 19.1% of net sales for the same period of 2011. The $1.8 million increase in selling, general and administrative expense incurred during the three months ended September 30, 2012 compared to the same period in 2011 is attributable to: (i) increases in compensation expense ($0.8 million), (ii) increases in marketing costs ($0.4 million) and (iii) an increase in bad debt expense totaling $0.2 million, with the balance of the increase due principally to increased infrastructure costs and general overhead, which together with the increases noted above were necessary to support expansion in connection with growth initiatives.

Income from operations

Income from operations for the three months ended September 30, 2012 was $5.1 million, a decrease of $0.9 million when compared to the same period in 2011, principally based on the factors described above.

Nine months ended September 30, 2012 compared to the pro forma nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 were approximately $121.1 million, an increase of $6.4 million, or 5.6%, compared to the same period in 2011. The increase in gross sales is a result of increased sales in Hydration Systems ($10.1 million) and Bottles ($8.2 million) offset in part by a decrease in sales of Gloves ($9.2 million) and Accessories ($1.2 million). The increased Bottle and Hydration Systems sales during the nine months ended September 30, 2012 compared to the same period in 2011 is attributable to the continued success of “Antidote”, CamelBak’s new reservoir for the recreational Hydration Systems line, introduced in 2011, the expansion of offerings in Bottles, such as the introduction of eddyTM, and the continued expansion in its customer base, including new and existing customers, for all product lines. CamelBak began providing Hydration Systems as a subcontractor as part of the United States Marine Corps pack program beginning at the end of 2011, which contributed to the increase in Hydration Systems sales in the first nine months of 2012 compared to 2011. CamelBak anticipates fulfillment of this contract during the first quarter of 2013. The decrease in Glove sales during the nine months ended September 30, 2012 compared to the same period in 2011 is due to decreased demand from the U.S. military, resulting principally from a drawdown of U.S. combat troops during the period and the absence of sales from a direct contract with the U.S. Military that was not in effect in 2012.

Sales of Hydration Systems and Bottles represented approximately 85% of gross sales for the nine months ended September 30, 2012 compared to 74% for the same period in 2011. Military sales represented approximately 38% of gross sales for the nine months ended September 30, 2012 compared to 42% for the same period in 2011. International sales represented approximately 17% of gross sales for the nine months ended September 30, 2012 compared to 18% for the same period in 2011.

Cost of sales

Cost of sales for the nine months ended September 30, 2012 were approximately $65.4 million compared to approximately $68.0 million in the same period of 2011. The decrease of $2.6 million is due principally to the decrease in Glove sales. Gross profit as a percentage of sales increased to 46.0% for the nine months ended September 30, 2012 compared to 40.7% for the same period in 2011. The increase is attributable to a favorable sales mix during the nine months ended September 30, 2012 compared to last year, and the decrease in Glove sales as a percentage of total sales. Gloves carry a lower gross profit margin than CamelBak’s other product lines.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2012 increased to approximately $27.2 million or 22.4% of net sales compared to $22.7 million or 19.8% of net sales for the same period of 2011. The $4.5 million increase in selling, general and administrative expense incurred during the nine months ended September 30, 2012 compared to the same period in 2011 is attributable to: (i) increases in sales commissions ($0.7 million), (ii) increases in marketing costs ($0.5 million), (iii) increases in rent and professional fees ($0.5 million) and (iv) increases in compensation expense ($2.1 million). The balance of the increase is due principally to increased infrastructure costs and general overhead, which together with the increases noted above were necessary to support expansion in connection with growth initiatives.

Income from operations

Income from operations for the nine months ended September 30, 2012 was approximately $21.1 million, an increase of $4.4 million when compared to the same period in 2011, based on the factors described above.

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

On November 18, 2011 ERGObaby acquired Orbit Baby. Orbit Baby produces and markets a premium line of stroller travel systems. Orbit Baby’s high-quality products include car seats, strollers and bassinets that are interchangeable using a patented hub ring. The results of operations for ERGObaby for the three and nine months ended September 30, 2011 do not include Orbit Baby operating results.

Results of Operations

The table below summarizes the income from operations for the three months and nine months ended September 30, 2012 and September 30, 2011.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$18,540	$10,726	$45,565	$33,383
Cost of sales (a)	7,149	3,602	17,690	11,627

Gross profit	11,391	7,124	27,875	21,756
Selling, general and administrative expense	6,283	4,023	17,301	12,504
Fees to manager	125	125	375	375
Amortization of intangibles	743	429	2,294	1,287

Income from operations	$4,240	$2,547	$7,905	$7,590

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 were $18.5 million, an increase of $7.8 million or 72.9% compared to the same period in 2011. Domestic sales were approximately $7.4 million in the three months ended September 30, 2012 compared to approximately $4.4 million in the same period for 2011. The increase is primarily attributable to Orbit Baby sales of $2.4 million in the 2012 period. International sales were approximately $11.2 million in the three months ended September 30, 2012 compared to $6.4 million in 2011, an increase of $4.8 million or 75%. Orbit Baby’s international sales were $1.4 million during the three months ended September 30, 2012. The remaining increase in international sales is due to an increase in sales in Asia and South America.

Excluding Orbit Baby sales of approximately $3.8 million in the three months ended September 30, 2012, baby carriers represented 89.4% of net sales in the quarter ended September 30, 2012 compared to 86.5% during the same period of 2011.

Cost of sales

Cost of sales for the three months ended September 30, 2012 were approximately $7.1 million compared to $3.6 million in the same period of 2011. The increase of $3.5 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 66.4% for the quarter ended September 30, 2011 to 61.4% for the quarter ended September 30, 2012. The 5.0% decrease is primarily attributable to lower margin Orbit Baby product sales in the September 30, 2012 period and a larger proportion of international baby carriers in the third quarter of 2012 compared to 2011. International baby carrier sales generate a lower gross profit margin than domestic baby carrier sales.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2012 increased to approximately $6.3 million and represented 33.9% of net sales compared to $4.0 million or 37.5% of net sales for the same period of 2011. The increase of $2.3 million is primarily attributable to the selling, general and administrative expenses of Orbit Baby ($1.6 million), offset in part by a decrease in professional fees in the third quarter of 2012 ($0.3 million), each as compared to the 2011 third quarter, and the impact of an earn-out provision that was reversed in the third quarter of 2011 ($1.0 million).

Amortization of intangibles

Amortization expense increased $0.3 million in the three months ended September 30, 2012 compared to the same period in 2011 as a result of amortizing those intangible assets acquired as part of the purchase of Orbit Baby.

Income from operations

Income from operations for the three months ended September 30, 2012 was $4.2 million compared to $2.5 million in the same period of 2011. The $1.7 million increase is due principally to those factors described above.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 were $45.6 million, an increase of $12.2 million or 36.5% compared to the same period in 2011. The increase is primarily attributable to Orbit Baby sales of $9.4 million during the nine months ended September 30, 2012 with the remaining 2012 increase attributable to baby carrier and accessory sales. Domestic sales were approximately $18.9 million in the nine months ended September 30, 2012 compared to approximately $11.9 million in the same period for 2011. The increase of $7.0 million or 58.7% is primarily attributable to Orbit Baby sales of $6.3 million in the 2012 period. International sales were approximately $26.7 million in the nine months ended September 30, 2012 compared to $21.5 million in 2011, an increase of $5.2 million or 24.2%. Orbit Baby’s international sales were $3.1 million in the nine months ended September 30, 2012.

Excluding Orbit Baby sales of $9.4 million, baby carriers represented 88.9% of sales in the nine months ended September 30, 2012 compared to 87.8 % during the same period of 2011.

Cost of sales

Cost of sales for the nine months ended September 30, 2012 were approximately $17.7 million compared to $11.6 million in the same period of 2011. The increase of $6.1 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 65.2% for the nine months ended September 30, 2011 to 61.2% in 2012. The 4.0% decrease is primarily attributable to lower margin Orbit Baby product sales in the September 30, 2012 period and a larger proportion of international baby carriers during the nine months ended September 30, 2012 compared to the same period in 2011. International baby carrier sales generate a lower gross profit margin than domestic baby carrier sales.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2012 increased to approximately $17.3 million or 38.0% of net sales compared to $12.5 million or 37.5% of net sales for the same period of 2011. The increase of $4.8 million is primarily attributable to the selling, general and administrative expenses of Orbit Baby ($4.1 million) and to a lesser extent the impact of an earn-out provision that was reversed in the third quarter of 2011 ($0.2 million) and an increase in marketing and personnel costs ($1.1 million) to support growth initiatives, offset in part by a decrease in bad debt expense ($0.4 million) at the baby carrier level during the nine-months ended September 30, 2012 compared to the same period in 2011.

Amortization of intangibles

Amortization expense increased $1.0 million in the nine months ended September 30, 2012 compared to the same period in 2011 as a result of amortizing those intangible assets acquired as part of the purchase of Orbit Baby.

Income from operations

Income from operations for the nine months ended September 30, 2012 increased approximately $0.3 million to $7.9 million compared to the same period in 2011, due principally to those factors described above.

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

Results of Operations

The table below summarizes the income from operations data for Fox Factory for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$72,865	$61,689	$179,256	$150,464
Cost of sales	52,746	42,816	129,593	105,787

Gross profit	20,119	18,873	49,663	44,677
Selling, general and administrative expense	7,662	7,427	23,177	20,746
Fees to manager	125	125	375	375
Amortization of intangibles	1,341	1,304	3,974	3,913

Income from operations	$10,991	$10,017	$22,137	$19,643

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 increased approximately $11.2 million, or 18.1%, compared to the corresponding period in 2011. Sales growth was driven by sales to OEM which increased $9.6 million to $60.2 million during the three months ended September 30, 2012 compared to $50.6 million for the same period in 2011. The increase in net sales is largely driven by increased spec with our customers. The remaining increase in net sales totaling $1.6 million reflects increased sales to Aftermarket customers in the third fiscal quarter of 2012 compared to the same period in 2011.

Cost of sales

Cost of sales for the three months ended September 30, 2012 increased approximately $9.9 million compared to the corresponding period in 2011. The increase in cost of sales is primarily due to increased net sales during the three months ended September 30, 2012 compared to the same period of 2011. Gross profit as a percentage of sales was approximately 27.6% for the three months ended September 30, 2012 compared to 30.6% for the same period in 2011. The 3.0% decrease in gross profit as a percentage of sales during 2012 is largely attributable to the increased overhead costs associated with consolidating our Watsonville operations, increased costs associated with expanding our Taiwanese operations and increased warranty costs and expedited freight costs incurred during the third quarter of 2012 compared to the same period of 2011.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.2 million during the three months ended September 30, 2012 compared to the same period in 2011. This increase is primarily the result of increases in employee related costs to support company growth during the three months ended September 30, 2012.

Income from operations

Income from operations for the three months ended September 30, 2012 increased approximately $1.0 million to $11.0 million compared to the corresponding period in 2011, based principally on the increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 increased approximately $28.8 million, or 19.1%, compared to the corresponding period in 2011. Sales growth was driven by sales to OEM which increased $23.9 million to $143.5 million during the nine months ended September 30, 2012 compared to $119.6 million for the same period in 2011. The increase in net sales is largely driven by increased spec with our customers and to a lesser degree by increased demand for carryover product. The remaining increase in net sales totaling $4.9 million reflects increased sales to Aftermarket customers in the nine months ended September 30, 2012 compared to the same period in 2011.

Cost of sales

Cost of sales for the nine months ended September 30, 2012 increased approximately $23.8 million compared to the corresponding period in 2011. The increase in cost of sales is primarily due to increased net sales during 2012. Gross profit as a percentage of sales was approximately 27.7% for the nine months ended September 30, 2012 compared to 29.7% for the same period in 2011. The 2.0% decrease in gross profit as a percentage of sales during 2012 is largely attributable to the increased overhead costs associated with consolidating our Watsonville operations; increased costs associated with expanding our Taiwanese operations and increased expedited freight costs and warranty costs. WHY?

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $2.4 million during the nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily the result of increases in employee costs necessary to support company growth during the nine months ended September 30, 2012 compared to the same period in 2011, and costs incurred in connection with a debt recapitalization ($0.8 million) which occurred during June 2012 (see – “Related Party Transactions and Certain Transactions Involving our Businesses”).

Income from operations

Income from operations for the nine months ended September 30, 2012 increased approximately $2.5 million to $22.1 million compared to the corresponding period in 2011, based principally on the increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

Liberty Safe

Overview

Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 200,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer”) in addition to various sporting goods and home improvement retail outlets (“Non-Dealer” or “National account”). Liberty has the largest independent dealer network in the industry.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

On March 31, 2010 we made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million, representing 96.2% of the equity in Liberty Safe.

Results of Operations

The table below summarizes the results of operations for Liberty Safe for the three months ended September 30, 2012 and the three months ended September 30, 2011. It also summarizes the results of operations for the nine month period ended September 30, 2012 and the results of operations for the nine months ended September 30, 2011.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$23,385	$21,786	$67,000	$60,611
Cost of sales	17,109	16,365	49,921	45,297

Gross profit	6,276	5,421	17,079	15,314
Selling, general and administrative expense	2,870	2,545	8,682	7,686
Fees to manager	125	125	375	375
Amortization of intangibles	1,230	1,294	3,754	3,883

Income from operations	$2,051	$1,457	$4,268	$3,370

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 increased approximately $1.6 million, or 7.3%, over the corresponding three months ended September 30, 2011. Non-Dealer sales were approximately $12.6 million in the three months ended September 30, 2012 compared to $13.9 million in the same period in 2011 representing a decrease of $1.3 million or 9.4%. Dealer sales totaled approximately $10.8 million in the three months ended September 30, 2012 compared to $7.9 million in the same period in 2011 representing an increase of $2.9 million or 37.6%. The decrease in Non-Dealer sales in 2012 is due in large part to the absence of sales in the third quarter of 2012 in connection with a large National retail account’s holiday program which generated approximately $3.0 million in sales during the third quarter of 2011. The significant increase in net sales at the Dealer level is the result of strong demand for Liberty branded product. Management believes that the increased sales at the Dealer level continues to be bolstered by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.

Cost of sales

Cost of sales for the three months ended September 30, 2012 increased approximately $0.7 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 26.8% and 24.9% of net sales for the three month periods ended September 30, 2012 and September 30, 2011, respectively. The increase in gross profit as a percentage of sales for the three months ended September 30, 2012 compared to 2011 is principally attributable to Dealer and Non-Dealer price increases enacted during the second and third quarter of 2012, and a favorable sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2012, increased approximately $0.3 million compared to the same period in 2011. This increase is largely the result of increased direct commission expense and co-op advertising costs, both related to growth initiatives and the increase in sales.

Income from operations

Income from operations was approximately $2.1 million for the three months ended September 30, 2012, representing an increase of $0.6 million compared to the same period in 2011. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 increased approximately $6.4 million, or 10.5%, over the corresponding nine months ended September 30, 2011. Non-Dealer sales were approximately $38.3 million in the nine months ended September 30, 2012 compared to $37.0 million in the same period in 2011, representing an increase of $1.3 million or 3.5%. Dealer sales totaled approximately $28.7 million in the nine months ended September 30, 2012 compared to $23.6 million in the same period in 2011, representing an increase of $5.1 million or 21.6%. The increase in Non-Dealer sales in 2012 is due in large part to increased sales in the sporting goods channel. These increases were offset in part by the absence of sales in the third quarter of 2012, in connection with a large National retail account’s holiday program which generated approximately $3.0 million in sales during the third quarter of 2011. The increase in net sales at the Dealer level is the result of strong demand for Liberty branded product. Management believes that the increased sales at the Dealer level continue to be bolstered by its national advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level.

Cost of sales

Cost of sales for the nine months ended September 30, 2012 increased approximately $4.6 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.5% and 25.3% of net sales for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. The increase in gross profit as a percentage of sales for the nine months ended September 30, 2012 compared to 2011 is principally attributable to Dealer and Non-Dealer price increases enacted during the second and third quarter of 2012, and a favorable sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2012, increased approximately $1.0 million compared to the same period in 2011. This increase is principally the result of increases in the following costs to support the significant increase in sales, particularly commission expense and co-op advertising ($0.3 million), and personnel costs ($0.3 million) all to support growth initiatives and the resultant increase in net sales.

Income from operations

Income from operations was approximately $4.3 million for the nine months ended September 30, 2012 representing an increase of $0.9 million compared to the same period in 2011, which reflected operating income of $3.4 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

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

Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of most products are completed in-house (with a portion of our products manufactured in Taiwan) and are FDA compliant.

Results of Operations

The table below summarizes the income from operations data for Tridien for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$14,858	$15,120	$42,586	$42,917
Cost of sales	11,092	11,064	31,793	31,429

Gross profit	3,766	4,056	10,793	11,488
Selling, general and administrative expense	2,222	1,969	6,497	6,225
Fees to manager	88	88	263	263
Amortization of intangibles	326	330	979	989

Income from operations	$1,130	$1,669	$3,054	$4,011

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales

Net sales for the three months ended September 30, 2012 decreased approximately $0.3 million or 1.7% over the corresponding three months ended September 30, 2011. Net sales of non-powered support surfaces and patient positioning devices totaled $11.9 million in each of the three-month periods ended September 30, 2012 and 2011. Net sales of powered products totaled $2.9 million during the three months ended September 30, 2012 compared to $3.2 million in 2011, a decrease of $0.3 million or 7.1%, largely due to a periodic fleet upgrade from a large customer.

Cost of sales

Cost of sales were flat in the quarter ended September 30, 2012 compared to the same period in 2011, despite the decrease in sales. Gross profit as a percentage of sales was 25.3% in the three months ended September 30, 2012 compared to 26.8% in the corresponding period in 2011. The decrease in gross profit as a percentage of sales of 1.5% in the three months ended September 30, 2012 compared to the same period of 2011 is due to an unfavorable product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2012 increased approximately $0.3 million compared to the same period of 2011. This increase is attributable to an increased spending on new product development.

Income from operations

Income from operations decreased approximately $0.5 million to $1.1 million for the three months ended September 30, 2012 compared to $1.6 million in the three months ended September 30, 2011 and is attributable to those factors described above. The Medical Device Tax, a 2.3% excise tax included as part of the Affordable Care act signed into law in 2010, will be levied on Tridien revenues beginning in 2013. If we are not able to pass these charges through to our customers it will have a negative impact on our results of operation in 2013.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales

Net sales for the nine months ended September 30, 2012 decreased approximately $0.3 million or 1.0% compared to the corresponding nine months ended September 30, 2011. Net sales of non-powered support surfaces and patient positioning devices totaled $34.7 million in 2012 compared to $34.5 million during the same period in 2011, an increase of $0.3 million or 1.0%. Net sales of powered products totaled $7.8 million during the nine months ended September 30, 2012 compared to $8.5 million in 2011, a decrease of $0.6 million or 7.2%, largely due to a periodic fleet upgrade from a large customer.

Cost of sales

Cost of sales increased approximately $0.4 million in the nine months ended September 30, 2012 compared to the same period of 2011 primarily as a result of incremental costs incurred related to a new Midwest manufacturing facility. Gross profit as a percentage of sales was 25.3% in the nine months ended September 30, 2012 compared to 26.8% in the corresponding period in 2011. In addition to the costs associated with our new manufacturing and distribution facility, the decrease in gross profit as a percentage of sales in the nine months ended September 30, 2012 compared to the same period of 2011 is due to an unfavorable product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2012 increased 0.3 million compared to the same period in 2011. The increase is due to an increase in spending on new product development and spending on growth initiatives.

Income from operations

Income from operations decreased approximately $1.0 million to $3.1 million for the nine months ended September 30, 2012 compared to $4.0 million in the nine months ended September 30, 2011, due principally to those factors described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, on a consolidated basis, cash flows provided by operating activities totaled approximately $21.4 million, which represents a $36.4 million decrease in cash provided by operations compared to the nine months ended September 30, 2011. This decrease is the result of (i) capital investment associated with the build-up of inventories in 2012 ($22.4 million), (ii) the additional pay down of the supplemental put liability to our Manager in 2012 compared to 2011 ($6.8 million), and: (iii) the decrease in net income during the nine months ended September 30, 2012 compared to 2011 ($4.6 million).

For the nine months ended September 30, 2012, on a consolidated basis, cash flows used in investing activities totaled approximately $77.8 million, which reflects the acquisition of Arnold Magnetics ($124.1 million), further investment in existing portfolio companies ($16.3 million) and capital expenditures ($9.7 million) offset in part by proceeds from the sale of Halo ($66.5 million) and Staffmark ($5.0 million).

For the nine months ended September 30, 2012, on a consolidated basis, cash flows used in financing activities totaled approximately $55.8 million, principally reflecting distributions paid to shareholders of CODI during the year ($52.2 million) and non-controlling shareholders ($16.3 million), the cost of redemption of preferred stock and accumulated interest at Camelback ($48.0 million) offset in part by net borrowings on our Credit Facility ($46.6 million) and the sale of stock to non-controlling shareholders ($11.8 million).

At September 30, 2012, we had approximately $20.0 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of September 30, 2012, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $57.4 million;

•	American Furniture — $16.4 million;

•	Arnold Magnetics — $81.6 million;

•	CamelBak — $138.2 million;

•	ERGObaby — $55.6 million;

•	Fox — $73.5 million;

•	Liberty — $40.9 million; and

•	Tridien — $0 million.

Each loan to our businesses has a scheduled maturity date and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the Maintenance Agreement the shortfall that we are required to fund, AFM is in turn required to pay down on its term debt with us. The amount of the shortfall at September 30, 2012 is approximately $0.8 million.

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

We recognized a non-cash charge to earnings of approximately $6.4 million during the nine months ended September 30, 2012 in order to reflect an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A liability of approximately $42.2 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at September 30, 2012. During the nine months ended September 30, 2012, we paid CGM $13.7 million in connection with the profit allocation earned on the sale of Staffmark.

The current portion of the supplemental put liability of $5.2 million represents an accrual for the contribution-based profit allocation that will be paid to our Manager during the second quarter of 2013. This accrual primarily represents the contribution-based profit for the fifth anniversary date of Fox and reduces the overall supplemental put liability when paid.

The following table provides the contribution-based profit for each of the businesses we control at September 30, 2012 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

(in thousands)	Contribution-based profit allocation accrual at September 30, 2012	Quarter End of Fifth Anniversary Date of Acquisition

Advanced Circuits	$2,246	June 30, 2016
American Furniture	(13,791)	September 30, 2017
Arnold Magnetics	(1,097)	March 31, 2017
CamelBak	(744)	September 30, 2016
ERGObaby	539	September 30, 2015
FOX	5,007	March 31, 2013
Liberty	(13)	March 31, 2015
Tridien	(338)	September 30, 2016

Total contribution-based profit portion	$(8,191)
Profit allocation due for HALO sale	211
Estimated gain on sale portion	50,185

Total supplemental put liability	$42,205

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended September 30, 2012 was paid on October 31, 2012 and was $17.4 million.

Our Credit Facility provides for the Revolving Credit Facility totaling $290 million which matures in October 2016 and a Term Loan Facility totaling approximately $253 million, which matures in October 2017.

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

At September 30, 2012, we had $19.0 million in outstanding borrowings under the Revolving Credit Facility.

We had approximately $269 million in borrowing base availability under this facility at September 30, 2012. Letters of credit totaling $1.7 million were outstanding at September 30, 2012. We currently have no exposure to failed financial institutions.

The following table reflects required and actual financial ratios as of September 30, 2012 included as part of the affirmative covenants in our Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.50:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.86:1.0

We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Facility, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

Interest Expense

We incurred interest expense totaling $19.7 million for the nine months ended September 30, 2012 compared to $6.1 million for the same period in 2011. The components of interest expense are as follows (in thousands):

	Nine months ended September 30,
	2012	2011

Interest on credit facilities	$13,375	$3,847
Unused fee on revolving credit facility	1,984	2,041
Amortization of original issue discount	1,951	—
Realized losses on interest rate hedges	—	143
Unrealized losses on interest rate derivatives	2,108	—
Amortization of interest rate cap	165	—
Letter of credit fees	54	43
Other	23	31

Interest expense	$19,660	$6,105

Average daily balance of debt outstanding	$270,886	$128,170

Effective interest rate	9.7%	6.4%

Income Taxes

We incurred income tax expense of $17.1 million with an annual effective tax rate of 60.5% in the first nine months of 2012 compared to $9.4 million with an effective tax rate of 96.0% during the same period in 2011. A portion of the acquisition costs expensed in the nine months ended September 30, 2012 in connection with the Arnold and Universal Circuits acquisitions are not tax deductible and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the first nine months of 2012, these two items accounted for 3.1% and 16.2%, respectively, of the increased effective tax rate compared to the Federal statutory rate at September 30, 2012. Goodwill impairment charges expensed in the nine months ended September 30, 2011 in connection with the American Furniture write-offs are not tax deductible and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the first nine months of 2011, these two items accounted for 21.1% and 39.3%, respectively, of the increased effective tax rate compared to the Federal statutory rate at September 30, 2011. The components of income tax expense as a percentage of income from continuing operations before income taxes for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine months ended September 30,
	2012	2011
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	9.0	10.3
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	16.2	39.3
Impact of subsidiary employee stock options	(2.0)	2.7
Domestic production activities deduction	(2.9)	(11.8)
Non-deductible acquisition costs	3.1	—
Impairment expense	—	21.1
Non-recognition of NOL carryforwards at AFM	3.5	—
Other	(1.4)	(0.6)

Effective income tax rate	60.5%	96.0%

(1)	The effective income tax rate for all periods includes a significant loss at the company’s parent, which is taxed as a partnership.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Nine months ended September 30, 2012

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	Fox	Liberty	Tridien	Consolidated
Income (loss) from continuing operations	$11,178	$(14,055)	$9,410	$(2,413)	$(4,605)	$6,159	$1,668	$12,425	$477	$2,112	$11,178

Adjusted for:
Provision (benefit) for income taxes	17,119	(65)	4,869	—	(1,779)	4,678	1,178	7,130	247	861	17,119
Interest expense, net	19,609	19,561	(1)	6	(4)	11	25	11	—	—	19,609
Intercompany interest	—	(29,289)	3,778	1,219	4,389	9,932	4,765	1,815	3,336	55	—
Depreciation and amortization	38,108	(501)	3,990	221	7,667	10,236	3,466	5,789	5,463	1,777	38,108

EBITDA	86,014	(24,349)	22,046	(967)	5,668	31,016	11,102	27,170	9,523	4,805	86,014

(Gain) loss on sale of fixed assets	281	—	—	48	2	—	—	250	(19)	—	281
Non-controlling shareholder compensation	3,250	—	18	163	35	682	333	1,733	218	68	3,250
Acquisition expenses	5,211	368	366	—	4,477	—	—	—	—	—	5,211
Supplemental put expense	6,391	6,391	—	—	—	—	—	—	—	—	6,391
Management fees	13,294	10,906	375	—	250	375	375	375	375	263	13,294

Adjusted EBITDA (a)	$114,441	$(6,684)	$22,805	$(756)	$10,432	$32,073	$11,810	$29,528	$10,097	$5,136	$114,441

Adjusted EBITDA

Nine months ended September 30, 2011

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	Fox	Liberty	Tridien	Consolidated
Income (loss) from continuing operations	$389	$(11,487)	$10,280	$(11,086)		$(3,330)	$2,109	$11,772	$(86)	$2,217	$389
Adjusted for:
Provision (benefit) for income taxes	9,380	(61)	5,494	(3,174)		(2,024)	1,306	6,272	12	1,555	9,380
Interest expense, net	6,101	6,029	(2)	18		2	43	11	—	—	6,101
Intercompany interest	—	(15,893)	4,547	1,758		1,310	3,494	1,353	3,224	207	—
Depreciation and amortization	23,240	360	3,658	2,663		2,630	2,060	5,052	5,000	1,817	23,240

EBITDA	39,110	(21,052)	23,977	(9,821)		(1,412)	9,012	24,460	8,150	5,796	39,110
(Gain) loss on sale of fixed assets	72	—	—	(12)		—	15	61	8	—	72
Non-controlling shareholder compensation	351	(1,175)	8	162		—	308	746	195	107	351
Impairment charges	7,700	—	—	7,700		—	—	—	—	—	7,700
Acquisition expenses	4,374	—	—	—		4,374	—	—	—	—	4,374
Decrease in earnout probability	(177)	—	—	—		—	(177)	—	—	—	(177)
Supplemental put expense	6,095	6,095	—	—		—	—	—	—	—	6,095
Management fees	11,707	9,769	375	125		51	375	375	375	262	11,707

Adjusted EBITDA (a)(b)	$69,232	$(6,363)	$24,360	$(1,846)		$3,013	$9,533	$25,642	$8,728	$6,165	$69,232

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO from the period January 1, 2012 through April 30, 2012 of $2.2 million and for the period of January 1, 2011 through September 30, 2011 of $7.8 million.
(b)	As a result of the sale of our Staffmark subsidiary in October 2011, Adjusted EBITDA does not include EBITDA from Staffmark from the period January 1, 2011 through September 30, 2011 of $23.6 million.

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

(in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)
Net income	$9,546	$14,169
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	37,873	33,353
Impairment expense	—	7,700
Supplemental put expense	6,391	6,095
Amortization of original issue discount	1,951	—
Noncontrolling interests and noncontrolling stockholders charges	3,250	2,210
Amortization of debt issuance costs	1,326	1,543
Unrealized loss on interest rate swap	2,108	—
Deferred taxes	(2,315)	(5,687)
Other	1,399	1,036
Changes in operating assets and liabilities	(40,149)	(2,622)

Net cash provided by (used in) operating activities	21,380	57,797
Plus:
Unused fee on revolving credit facility (1)	1,984	2,041
Successful acquisition expense (2)	5,211	4,197
HALO sale related expenses (3)	1,976	—
Changes in operating assets and liabilities	40,149	2,622
Less:
Changes in operating assets and liabilities	—	—
Other	597	930
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	470	1,570
American Furniture	(157)	(35)
Arnold	1,368	—
CamelBak	654	418
ERGObaby	463	736
Fox	3,252	443
Halo (divested May 2012)	320	888
Liberty	286	253
Staffmark (divested October 2011)	—	1,877
Tridien	620	1,317

Estimated cash flow available for distribution and reinvestment	$62,827	$58,260

Distribution paid in April 2012/2011	$(17,388)	$(16,821)
Distribution paid in July 2012/2011	(17,388)	(16,821)
Distribution paid in October 2012/2011	(17,388)	(17,388)

	$(52,164)	$(51,030)

(1)	Represents the commitment fee on the unused portion of our Prior Revolving Credit Facility and Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents transaction costs incurred related to the sale of HALO, net of the related income tax benefit.
(4)	Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from sales of property, plant and equipment, and excludes growth capital expenditures of approximately $2.1 million and $7.6 million incurred during the nine months ended September 30, 2012 and 2011, respectively.

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

Purchase of Tridien Stock

On August 28, 2012 we purchased shares on stock of Anodyne from a group of Tridien’s non-controlling shareholders for an aggregate purchase price of approximately $1.9 million. As a result of this transaction our ownership interest in Tridien increased to 83.2% on a primary basis and 68.8% on a fully diluted basis.

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

The table below summarizes the payment schedule of our contractual obligations at September 30, 2012:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$370,686	$21,523	$42,625	$42,124	$264,414
Capital lease obligations	339	192	147	—	—
Operating lease obligations (b)	68,377	11,806	21,914	15,452	19,205
Purchase obligations (c)	229,768	153,101	38,509	38,158	—
Supplemental put obligation (d)	37,005	5,007	539	2,246	—

Total	$706,172	$191,629	$103,734	$97,980	$283,619

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of September 30, 2012, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $17.6 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and Capital Resources.

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

•	Cost factors, such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

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

•

Compared the fair value of each of our RU to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March, 31 2012 and concluded that in each case the fair value of the RU was in excess of its carrying amount; and

•

Performed market capitalization reconciliation for CODI and determined that CODI’s public market cap was significantly in excess of the fair value of its consolidated equity (derived from the supplemental put analysis prepared as of March 31, 2012).

Based on our qualitative assessment as outlined above we believe that it is not more likely than not that the fair value of each of our RU is less than its carrying amount at March 31, 2012.

Recent Accounting Pronouncements

Refer to footnote C to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 7, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. – CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2012. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2012.

In the first quarter of 2012, the Company acquired Arnold Magnetics (see Note D- Acquisition of Business to our Condensed Consolidated Financial Statements), which represented 16.2% of our total assets as of September 30, 2012. The Company is in the process of fully integrating Arnold into its internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to Arnold has been excluded. Other than as described above, in connection with the evaluation required by Exchange Act Rule 13a-15(d), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

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

Date: November 7, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ James J. Bottiglieri

James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2012

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