Form 10-K
period 2012-12-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2013-03-06
CIK 1345122, 1345126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34927

Compass Diversified Holdings

(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Commission File Number: 001-34926

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

Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2012 was $550,707,370 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

There were 48,300,000 shares of trust stock without par value outstanding at February 25, 2013.

Documents Incorporated by Reference

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2012 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER

In reading this Annual Report on Form 10-K, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2010 acquisitions” refer to, collectively, the acquisitions of Liberty Safe and Security Products, LLC and Ergobaby Carrier, Inc.;

•	the “2011 acquisition” refer to the acquisition of CamelBak Products, LLC;

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies;

•	the “2007 disposition” refer to the sale of Crosman Acquisition Corporation;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “2011 disposition” refer to the sale of Staffmark Holdings, Inc.;

•	the “2012 disposition” refer to the sale of HALO Branded Solutions.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Prior Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provided for a “Prior Revolving Credit Facility” and a “Prior Term Loan Facility”;

•	the “Credit Facility” refer to the Credit Facility with a group of lenders led by TD Securities (USA) LLC (“TD Securities”) which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $290 million Revolving Credit Facility provided by the Credit Facility that matures in December 2016;

•	the “Term Loan Facility” refer to the $252.5 million Term Loan Facility, as of December 31, 2012, provided by the Credit Facility that matures in December 2017;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

including, among other things:

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

PART I

ITEM 1. BUSINESS

Compass Diversified Holdings, a Delaware statutory trust (“Holdings”, or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions.

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

In terms of the businesses in which we have a controlling interest as of December 31, 2012, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the current challenging economic environment.

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

At the closing, we received approximately $66.0 million in cash in respect of our debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. We received an additional approximately $0.8 million in 2012 that were held in escrow. The net proceeds were used to repay outstanding debt under our Revolving Credit Facility. We recorded a loss on the sale of HALO of $0.5 million.

2012 Distributions

For the 2012 fiscal year we declared and paid distributions to our shareholders totaling $1.44 per share.

The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2012:

Advanced Circuits

Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to and purchased a controlling interest in Advanced Circuits, on May 16, 2006, for approximately $81.0 million. We currently own 69.4% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis.

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

Arnold

AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), headquartered in Rochester, NY, with nine additional facilities worldwide, is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. We made loans to, and purchased a controlling interest in Arnold on March 5, 2012 for approximately $122.4 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 87.6% on a fully diluted basis.

CamelBak

CamelBak Products LLC (“CamelBak”), headquartered in Petaluma, California, is a diversified hydration and personal protection platform offering products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational / military hydration packs, reusable water bottles, specialized military gloves and performance accessories. We made loans to, and purchased a controlling interest in, CamelBak on August 24, 2011 for approximately $211.6 million. We currently own 89.9% of the outstanding stock of CamelBak on a primary basis and 79.7% on a fully diluted basis.

Ergobaby

Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is a premier designer, manufacturer and distributor of baby wearing products, stroller travel systems and accessories. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 600 retailers and web shops in the United States and internationally. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.1% of the outstanding stock of Ergobaby on a primary basis and 77.1% on a fully diluted basis.

Fox

Fox Factory Holding Corp. (“Fox”) headquartered in Scotts Valley, California, is a designer, manufacturer and marketer of high end suspension products for mountain bikes and power sports, which includes; all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sports original equipment manufacturers (“OEM”) and provides after-market products to retailers and distributors (“Aftermarket”). Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike. We made loans to and purchased a controlling interest in Fox on January 4, 2008, for approximately $80.4 million. We currently own 75.8% of the outstanding common stock on a primary basis and 70.6% on a fully diluted basis.

Liberty Safe

Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to and purchased a controlling interest in Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 96.2% of the outstanding stock of Liberty Safe on a primary basis and 86.7% on a fully diluted basis.

Tridien

Anodyne Medical Device, Inc. (“Anodyne”, which was rebranded as “Tridien” in September 2010) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Tridien from CGI on August 1, 2006 for approximately $31.0 million. We currently own 81.3% of the outstanding capital stock on a primary basis and 67.4% on a fully diluted basis.

Our businesses also represent our operating segments. See “ – Our Businesses” and “Note E – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments.

Tax Reporting

Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2012, and future years, the Trust has, and will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2012, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2011 and 2010 taxable year. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

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

(1)	CGI and its affiliates beneficially own approximately 16.4% of the Trust shares and is our single largest holder. Mr. Offenberg is not a director, officer or member of CGI or any of its affiliates.
(2)	Owned by members of our Manager.
(3)	Mr. Offenberg is a partner of this entity.
(4)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.
(5)	Mr. Day is a non-managing member.

Our Manager

Our Manager, CGM, has been engaged to manage the day-to-day operations and affairs of the Company and to execute our strategy, as discussed below. Our management team has worked together since 1998. Collectively, our management team has extensive experience in acquiring and managing small and middle market businesses. We believe our Manager is unique in the marketplace in terms of the success and experience of its employees in acquiring and managing diverse businesses of the size and general nature of our businesses. We believe this experience will provide us with an advantage in executing our overall strategy. Our management team devotes a majority of its time to the affairs of the Company.

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

Upon acquisition of a new business, we rely on our manager’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a successful business plan.

We believe, due to our financing structure, in which both equity and debt capital are raised at the Company level, allowing us to acquire businesses without transaction specific financing is conducive to our ability to consummate transactions that may be attractive in both the short- and long-term.

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

Since our inception in May 2006, we have recorded gains on sales of our businesses of approximately $198 million. We sold Crosman in January 2007, Aeroglide and Silvue in June 2008, Staffmark in 2011 and HALO in 2012. We sold Crosman, our majority owned recreational products company for approximately $143 million and our net proceeds and gain on sale were approximately $110 million and $36 million, respectively. We sold Aeroglide, our majority owned designer and manufacturer of industrial drying and cooling equipment for approximately $95 million and our net proceeds and gain on sale were approximately $78 million and $34 million, respectively. We sold Silvue, our majority owned developer and producer of proprietary, high performance liquid coating systems for approximately $95 million and our net proceeds and gain on sale were approximately $64 million and $39 million, respectively. We sold Staffmark, our majority-owned provider of temporary staffing solutions subsidiary for approximately $295 million and our net proceeds and gain on sale were approximately $217 million and $89 million, respectively We sold HALO, our majority owned fulfillment provider of promotional items for $76.5 million and our net proceeds upon sale were approximately $66.0 million and our loss on sale was approximately $0.5 million.

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

Finally, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage can be a powerful one, especially in a tight credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.

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

Financing

We have a Credit Facility with a group of lenders led by TD Securities that we entered into on October 27, 2011 and amended on April 2, 2012. The Credit Facility provides for a Revolving Credit Facility totaling $290.0 million, subject to borrowing base restrictions, and a Term Loan Facility totaling $255 million. The Term Loan Facility requires quarterly payments of $0.6 million, with a final payment of the outstanding principal balance on October 27, 2017. The Revolving Credit Facility matures on October 27, 2016.

The Credit Facility provides for letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the borrowing availability under the Credit Facility. At December 31, 2012, we had outstanding letters of credit totaling approximately $1.8 million. The borrowing availability under the Revolving Credit Facility at December 31, 2012 was approximately $264.2 million.

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

Our Businesses

Advanced Circuits

Overview

Advanced Circuits, headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and production rigid PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2012, 2011 and 2010, approximately 60%, 63% and 64% of Advanced Circuits’ sales were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year. These customers represent numerous end markets, and for each of the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 2% of net sales. Advanced Circuits’ senior management, collectively, has approximately 90 years of experience in the electronic components manufacturing industry and closely related industries.

For the full fiscal years ended December 31, 2012, 2011 and 2010, Advanced Circuits had net sales of approximately $84.1 million, $78.5 million and $74.5 million, respectively and operating income of $24.0 million, $26.6 million and $20.4 million, respectively. Advanced Circuits had total assets of $91.4 million, $88.7 million and $92.0 million at December 31, 2012, 2011 and 2010, respectively. Net sales from Advanced Circuits represented 9.5%, 12.9%, and 14.8% of our consolidated net sales for the years 2012, 2011 and 2010, respectively.

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

In March 2010, Advanced Circuits acquired Circuit Express, Inc. (“CEI”) for approximately $16.1 million. Based in Tempe, Arizona and founded in 1987, CEI focuses on quick-turn and prototype manufacturing of rigid PCBs primarily for the aerospace and defense related industry customers. CEI also specializes in expedited delivery in as fast as 24 hours. CEI reported net sales of approximately $16.4 million in 2010 and $18.7 million for the full fiscal 2011 year.

On May 23, 2012, Advanced Circuits acquired Universal Circuits for approximately $2.3 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. UCI’s Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector.

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

Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:

•

Prototype PCBs – These PCBs are typically manufactured for customers in research and development departments of original equipment manufacturers, or OEMs, and academic institutions. Prototype PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These prototypes are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the prototype is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

•

Quick-Turn Production PCBs – These PCBs are used for intermediate stages of testing for new products prior to full scale production. After a new product has successfully completed the prototype phase, customers undergo test marketing and other technical testing. This stage requires production of larger quantities of PCBs in a short period of time, generally 10 days or less, while it does not yet require high production volumes. This transition stage between low-volume prototype production and volume production is known as quick-turn production. Manufacturing specifications conform strictly to end product requirements and order quantities are typically in volumes of 10 to 500. Similar to prototype PCBs, response time remains crucial as the delivery of quick-turn PCBs can be a gating item in the development of electronic products. Orders for quick-turn production PCBs conform specifically to the customer’s exact end product requirements.

•

Volume Production PCBs – These PCBs, which we sometimes refer to as “long lead” and “sub-contract” are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Volume Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by the Asian based manufacturers due to the quick response time required for these products. Management believes the North American PCB market is estimated to be approximately $3.5 billion in 2012.

Several significant trends are present within the PCB manufacturing industry, including:

•

Increasing Customer Demand for Quick-Turn Production Services – Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily in research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process.

•

Increasing Complexity of Electronic Equipment – OEMs are continually designing more complex and higher performance electronic equipment, requiring sophisticated PCBs. To satisfy the demand for more advanced electronic products, PCBs are produced using exotic materials and increasingly have higher layer counts and greater component densities. Maintaining the production infrastructure necessary to manufacture PCBs of increasing complexity often requires significant capital expenditures and has acted to reduce the competitiveness of local and regional PCB manufacturers lacking the scale to make such investments.

•

Shifting of High Volume Production to Asia – Asian based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their market share of volume production of PCBs used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for prototype or quick-turn PCB production or the volume production of the most complex PCBs. This “off shoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the prototype and quick-turn sectors of the market.

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

The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services(1)

	Year Ended December 31,
	2012	2011	2010

Prototype Production	28.4%	29.3%	28.9%
Quick-Turn Production	31.9%	33.6%	32.6%
Volume Production (including assembly)	38.1%	35.5%	36.1%
Third Party	1.6%	1.6%	2.4%

Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.

Competitive Strengths

Advanced Circuits has established itself as a leading provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•

Numerous Unique Orders Per Day – For the year ended December 31, 2012, Advanced Circuits received on average approximately 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as a low cost manufacturer of prototype and quick-turn PCBs.

•

Diverse Customer Base – Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2012, Advanced Circuits did business with over 11,000 customers and added over 170 new customers per month. For each of the years ended December 31, 2012, 2011 and 2010, no customer represented over 2% of net sales.

•

Highly Responsive Culture and Organization – A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on prototype or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

•

Proprietary FreeDFM.com Software – Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool, which was launched in 2002, enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.com has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.

•

Established Partner Network – Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a complete suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.

Business Strategies

Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:

•

Increase Portion of Revenue from Prototype and Quick-Turn Production – Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the expense of declining sales in volume production PCBs, as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

•

Acquire Customers from Local and Regional Competitors – Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits continues to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits sees an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

•

Remain Committed to Customers and Employees – Advanced Circuits has remained focused on providing the highest quality products and services to its customers. We believe this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. As a result, Advanced Circuits plans on continuing to focus on similar programs to maintain this competitive advantage.

Research and Development

Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently. Research and development expenses were not material in each of the years 2012, 2011 and 2010.

Customers

Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2012, 2011 and 2010:

Industry Sector	2012 Customer Distribution	2011 Customer Distribution	2010 Customer Distribution
Electrical Equipment and Components	28%	30%	29%
Measuring Instruments	8%	8%	10%
Electronics Manufacturing Services	20%	19%	18%
Engineer Services	5%	8%	10%
Industrial and Commercial Machinery	12%	10%	6%
Business Services	1%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	10%	8%	7%
Transportation Equipment	9%	9%	8%
All Other Sectors Combined	6%	6%	10%

Total	100%	100%	100%

Management estimates that over 90% of its orders are generated from existing customers. Moreover, approximately two-thirds of Advanced Circuits’ orders in each of the years 2012, 2011 and 2010 were delivered within five days (not including CEI orders.)

Sales and Marketing

Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 1% of net sales each year on its marketing initiatives and advertising and has 57 employees dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 250 outbound sales calls and receive approximately 140 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired over the internet where Advanced Circuits generates over 90% of its orders from its website.

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

Advanced Circuits, due to the volume of prototype and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2012 and 2011.

Competition

There are currently an estimated 250 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.

Competitors in the prototype and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The two largest independent domestic prototype and quick-turn PCB manufacturers in North America are TTM Technologies, Inc. and Viasystems Group, Inc. Though each of these companies produces prototype PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with greater complexity in response to the off shoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, prototype and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues under $20 million that have long-term customer relationships and typically produce both prototype and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in prototype and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.

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

Suppliers

Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 20%, 17.8% and 17.9% of net sales for each of the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

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

Regulatory Environment

Advanced Circuits’ manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance as it was awarded the Denver Metro Wastewater Reclamation District Gold Award for the seven of the last ten years.

Employees

As of December 31, 2012, Advanced Circuits employed 517 persons. Of these employees, there were 57 in sales and marketing. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

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

For the full fiscal years ended December 31, 2012, 2011 and 2010, American Furniture had net sales of approximately $91.5 million, $105.3 million and $136.9 million, respectively, and operating losses of $1.5 million, $35.2 million and $37.1 million, respectively. American Furniture had total assets of $32.3 million, $30.0 million and $78.4 million at December 31, 2012, 2011 and 2010, respectively. Net sales from American Furniture represented 10.3%, 17.4% and 27.1% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

During 2011, American Furniture implemented a revised standard costing system which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as re-classifying certain manufacturing related expenses included in rent, insurance, utilities and workers comp from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales together with the revised standard costing system and the revaluation of standard costs allows management to react timely to changes in supply costs, product demand and overall price structure going forward, which in turn eliminated the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. In addition, American Furniture enlisted the assistance of an outside consulting firm in 2011 to assist them in right-sizing its operations in order to operate more efficiently and respond to the significantly changed promotional furniture marketplace. To that end, American Furniture has outsourced the majority of delivery and its trucking operations as well as sub-contracted its frame cutting process during 2012.

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

AFM participates largely in the promotional upholstered furniture industry. Within the U.S. residential retail furniture marketplace, products are typically positioned in the “promotional”, “good”, “better”, or “best” category. The scale of the categories is intended to reflect an increasing level of quality, appearance and corresponding price. At the wholesale level, the promotional segment of the upholstered furniture industry we believe accounts for over $3 billion in sales. Promotional upholstered furniture manufacturers typically offer a limited range of products in a discrete number of styles and/or designs, allowing immediate delivery to retail customers at well-established retail price points. Specifically, promotional upholstered furniture is generally priced by product at the retail level from $199 for recliners and up to $1,500 for motion sectionals.

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

Retail price points in the promotional segment of the upholstered industry range from $199 – $1,500, whereas shipping costs from Asia on a per piece basis are generally in excess of $100 per piece ($3,000 – $4,000) per standard 40 foot container not including domestic shipping and insurance costs.

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

Products and Services

AFM manufactures two basic categories of promotional upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 72%, 75% and 70% of sales in fiscal 2012, 2011 and 2010, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 27%, 23% and 25% of fiscal 2012, 2011 and 2010 gross sales, respectively. Beginning in 2005, AFM added a line of imported rugs and accent tables to its product mix to provide customers with complimentary accessory offering to AFM’s core furniture lines. For 2012, 2011 and 2010, accent tables and other miscellaneous revenue accounted for less than 2% of gross sales. AFM’s core product offerings with average retail prices are summarized below:

25 styles of stationary sofas, loveseats and chairs – $299 – $499

10 styles of recliners – $199 – $399

5 styles of motion sofas – $499 – $599

6 styles of stationary sectionals – Up to $799

1 style of motion sectional – $999 – $1,399

AFM’s products utilize common components and frames with limited fabric options, allowing AFM to reproduce established styles at value prices. Since its inception, AFM has continuously introduced new styles which typically replace older designs and are primarily slight variations to existing products. AFM builds its products to stock and maintains adequate inventory levels to facilitate shipment to customers on time. AFM’s quick-ship strategy allows customers to better manage inventory and product promotions, yet maintain the ability to provide immediate availability to retail customers, a key attribute within the promotional furniture segment of the furniture industry.

Product Development

AFM can re-engineer a new design, create a prototype and begin to solicit customer feedback within two weeks. AFM carefully controls its product line such that new styles typically replace older designs. As a result, AFM requires up to 120 days to wind-down a discontinued line and beginning shipping truckload quantities of new designs to customers.

Manufacturing

AFM utilizes an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in each category of upholstery. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure. Prior to 2009, American Furniture utilized pre-assembled cut and sewn fabric kits for approximately 20% of its upholstered furniture. These fabric kits replace the cutting and sewing function in the manufacturing process. Over the several years AFM has increased the use of these fabric kits and as of December 31, 2012 virtually all of the upholstered furniture that it manufactures used the imported cut and sewn fabric kit. The use of these fabric kits reduces the labor component related to the cutting and sewing process in-house. Theses fabric kits are imported from Asia. American Furniture also eliminated its in-house frame cutting operations in 2012 and currently 100% of the frames for upholstered furniture are cut by third party providers.

AFM currently delivers the majority of its products through third-party freight service providers. Freight costs are generally paid by the customer, including fuel surcharges. AFM utilized third-party freight providers for approximately 80% of its customer shipments in 2011 and 2010 compared to approximately 50% or lower in prior years. We estimate that this saved approximately $1.0 million in 2010 and 2011 in overall freight costs when this strategy was first instituted. American Furniture eliminated its in-house trucking operations in 2012.

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

AFM’s efficient build-to-stock manufacturing operation facilitates AFM’s strategy of offering its customers on – time shipment of product. In turn, AFM’s customers are able to offer their retail customers quality, value-priced, upholstered furniture for immediate delivery upon the day of sale, while only maintaining limited quantities of product inventory.

AFM serves a diverse base of approximately 700 customers. Within its broader customer base, AFM specifically targets independent furniture retailers at the national, multi-regional and regional levels. AFM’s value proposition and the ability to ship most products within 48 hours, is highly valued by this segment of the marketplace that focuses broadly on demographic segments that demand immediate delivery of popular styles at competitive prices.

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

Business Strategies

•

Increase profit with new and existing customers – While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels, including Rent-To-Own (“RTO”) and mass merchandisers. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ entire promotional product line. In order to focus additional attention to major customers and expand product–line sell-through to these customers, AFM added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers.

•

Product development – AFM’s merchandising strategy focuses on satisfying the changing needs of retailers and consumers in a manner that meets AFM’s production strategy. AFM’s management and sales staff monitor the furniture market to identify new trends and popular styles at higher price points. AFM subsequently ensures that it can cost effectively replicate a new style with standardized components and limited cover options, after which AFM will build a prototype to determine if the product can be reproduced at acceptable margin levels.

•

Pursue cost savings initiatives – Aggressively pursue expense reduction in the manufacturing process and overhead areas, cost cutting programs and cash preservation initiatives throughout all parts of its business.

•

Reduce the number of SKUs – American Furniture manufactures a limited number of SKUs in three categories: stationary, recliners and motion. The strategy has been to continually manage the number of groups or styles in each category so that the combined active style SKU count does not exceed 500.

•

Revise kit purchasing – American Furniture, with the help of an outside consultant, has revised the manner in which it orders fabric kits to provide a more efficient flow of kits and reduce the possibility of obsolescence. A process has been developed taking into account rate of sale, sales order rate, customer projections, current inventory levels, delivery lead times and safety stock for each individual SKU. A review is completed no less than weekly by SKU and orders are placed accordingly. Managing this process ties kit acquisition more closely to actual production needs and either increases or decreases the quantity of kits based on demand for the particular SKU.

•

Monetize excess stock – During 2012, American Furniture aggressively moved to reduce excess levels of finished goods and raw materials. This has been done through a series of product promotions that have been successful while not impairing the sales of the current product line. The company developed a new system to monitor each category on an ongoing basis to more quickly identify potential slow-down in specific SKU activity. This process has been integrated with the kit purchasing procedure mentioned above.

Customers

AFM serves a base of approximately 700 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2012, 2011 and 2010, AFM’s top 20 customers accounted for approximately 67%, 66% and 67%, respectively, of AFM’s total sales. In 2012 two customers (Value City and Big Lots) each accounted for approximately 12% of gross sales.

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

American Furniture had approximately $5.4 million and $8.4 million in firm backlog orders at December 31, 2012 and 2011, respectively.

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

Suppliers

AFM’s top supplier, Independent Furniture Supply (“Independent”), was 50% owned by Mr. Thomas, AFM’s former CEO. Mr. Thomas divested his interests in Independent in November 2012. AFM does not have long-term supply contracts with Independent or any other supplier. A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including lumber, plywood and polyfoam, are sourced locally with alternative suppliers available at competitive prices, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, accent tables and the majority of its fabric from China-based suppliers. The prices charged by manufacturers of products such as petro-chemicals and wire rod, which are the primary materials purchased by our suppliers of foam and drawn wire effect the ongoing cost of our raw materials. Raw material cost as a percentage of sales was approximately 67%, 69% and 62% in 2012, 2011 and 2010, respectively.

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

Employees

As of December 31, 2012, American Furniture employed 484 persons. Of these employees, 425 were in production, shipping and purchasing with the remainder serving in executive, administrative office and other capacities. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.

Arnold

Overview

Founded in 1895 and now headquartered in Rochester, New York, Arnold Magnetic Technologies Corporation is a manufacturer of engineered, application specific magnet solutions. Arnold manufactures a wide range of permanent magnets and precision magnetic assemblies with facilities in the United States, the United Kingdom, Switzerland and China. Arnold has hundreds of customers in its primary markets including aerospace and defense, consumer, industrial, medical, automotive as well as oil and gas exploration. Arnold is the largest and, we believe, most technically advanced U.S. manufacturer of engineered magnets. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:

•

PMAG – Permanent Magnet and Assemblies Group- High performance magnets and assemblies for precision motors/generators, Hall Effect sensor and beam focusing applications. PMAG also manufactures assemblies for the reprographic industry used in printing and copying systems.

•	Rolled Products – Ultra thin gauge metal strip and foil products utilizing magnetic and non-magnetic alloys

•	Flexmag™ – Flexible bonded magnets for specialty advertising, industrial and medical applications.

Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide in countries including the UK, Switzerland and China. The Company employs a total of approximately 750 people.

For the fiscal year ended December 31, 2012, (from date of acquisition), Arnold had net sales of approximately $104.2 million and an operating loss of $0.5 million. Arnold had total assets of $155.9 million at December 31, 2012. Net sales from Arnold (from acquisition date to December 31, 2012) represented 11.8% of our consolidated net sales.

History of Arnold

Arnold was founded in 1895 as the Arnold Electric Power Station Company. Arnold began producing AlNiCo permanent magnets in its Marengo, Illinois facility in the mid-1930s. In 1946, Allegheny Ludlum Steel Corporation (Allegheny) purchased Arnold, and over the next few years began production of several additional magnetic product lines under license agreement with the Western Electric Company. In 1970, Arnold acquired Ogallala Electronics, which manufactured high power coils and electromagnets.

SPS Technologies (SPS), at the time a publicly traded company, purchased Arnold Engineering Company from Allegheny in 1986. Under SPS, Arnold made a series of acquisitions and partnerships to expand its portfolio and geographic reach. At the end of 2003, Precision Castparts, also a publicly traded company acquired SPS. In January 2005, Audax, a Boston-based private equity firm acquired Arnold from Precision Castparts.

In February 2007, Arnold Magnetic Technologies completed the acquisition of Precision Magnetics with operations in Sheffield, England; Lupfig, Switzerland; and Wayne, New Jersey. The Wayne, New Jersey facility was relocated to Rochester, NY later that year. In addition, Arnold’s Lupfig, Switzerland operation is a joint venture partner with a Chinese rare earth producer. The joint venture manufactures RECOMA® Samarium Cobalt blocks for the Asian market.

Industry

Permanent Magnets

There exists a broad range of permanent magnets which include Rare Earth Magnets and magnets made from specialty magnetic alloys. Magnets produced from these materials may be sliced, ground, coated and magnetized to customer requirements. Those industry players with the broadest portfolio of these magnets, such as Arnold, maintain a significant competitive advantage over competitors as they are able to offer one-stop shop capabilities to customers.

Rare Earth Magnets

•

Samarium Cobalt (SmCo) – SmCo magnets are typically used in critical applications that require corrosion resistance or high temperature stability, such as motors, generators, actuators and sensors. Arnold markets its SmCo magnets under the trade name of RECOMA ®.

•

Neodymium (Neo) – Neo magnets offer the highest magnetic energy level of any material in the market. Applications include motors and generators, VCM’s, magnetic resonance imaging, sensors and loudspeakers.

Other Permanent Magnet Types

•

AlNiCo – The AlNiCo family of magnets remains a preferred material for many mission critical applications. Its favorable linear temperature characteristics, high magnetic flux density and good corrosion resistance are ideally suited for use in applications requiring magnetic stability.

•

Hard Ferrite – Hard ferrite (ceramic) magnets were developed as a low cost alternative to metallic magnets (steel and AlNiCo). Although they exhibit lower energy when compared to other materials available today and are relatively brittle, ferrite magnets have gained acceptance due to their low price per magnetic output.

•

Injection Molded – Injection molded magnets are a composite of various types of resin and magnetic powders. The physical and magnetic properties of the product depend on the raw materials, but are generally lower in magnetic strength and resemble plastics in their physical properties. However, a major benefit of the injection molding process is that magnet material can be injection or over-molded, eliminating subsequent manufacturing steps.

Magnetic Assemblies – Arnold offers complex, customized value added magnetic assemblies. These assemblies are used in devices such as motors, generators, beam focusing arrays, sensors, and solenoid actuators. Magnetic assembly production capabilities include magnet fabrication, machining, encapsulation or sleeving, balancing, and field mapping.

Precision Strip and Foil

Precision rolled thin metal foil products are manufactured from a wide range of materials for use in applications such as transformers, motor laminations, honeycomb structures, shielding, and composite structures. These products are commonly found in security tags, medical implants, aerospace structures, batteries and speaker domes. Arnold has the expertise and capability to roll, anneal, slit and coat a wide range of materials to extremely thin gauges (2.5 microns) and exacting tolerances.

Flexible Magnets

Flexible magnet products span the range of applications from advertising (refrigerator magnets) to medical applications (surgical drapes) to sealing and holding applications (door gaskets).

Products and Services

PMAG

Arnold’s Precision Magnets and Assemblies (PMAG) segment is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The segment’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, alternative energy (hybrids/wind), automotive, medical, oil and gas, and general industrial.

PMAG is Arnold’s largest business unit representing approximately70% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.

PMAG – Products and Applications:

•

High precision magnetic rotors for use in electric motors and generators. Typically used in demanding applications such as aerospace, oil and gas exploration, energy recovery systems and under the hood automotive

•	Sealed pump couplings

•	Beam focusing assemblies such as traveling wave tubes

•	Oil & Gas NMR tools as well as pipeline inspection and down hole power generation

•	Hall affect sensor systems

Arnold’s reprographics unit, which is part of the PMAG segment, produces systems and components for copier systems. The business unit’s state-of-the-art, high-volume precision magnetic assembly facility produces over 150,000 assemblies per year. The reprographics unit utilizes components produced by the Flexmag segment.

Reprographics – products and applications:

•	Complex, multi-component, high-accuracy copier assemblies

•	Toner rolls

•	Toner and fuser assemblies

Rolled products

Arnold’s rolled products segment manufactures precision thin strip and foil products from an array of materials and represents approximately 10% of Arnold sales on an annualized basis. The rolled products segment serve the aerospace & defense, power transmission, alternative energy (hybrids, wind, battery, solar), medical, security, and general industrial end-markets. With top-of-the-line equipment ( Sendzimir mills ) and superior engineering, rolled products has developed unique processing capabilities that allow it to produce foils and strip with precision and quality that are unmatched in the industry (down to 1/10th thickness of a human hair). In addition, the segment’s facility is capable of increasing production from current levels with its existing equipment and is, we believe, well-positioned to realize future growth with little incremental investment required.

Rolled products – Products and Applications:

•	Electrical steels for hybrid propulsion systems, electric motors, and micro turbines

•	Security and product ID tags

•	Honeycomb structures for aerospace applications

•	Irradiation windows

•	Batteries

•	Military countermeasures

Flexmag

Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, medical, and reprographic applications. Flexmag represents approximately 20% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customer’s required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.

Flexmag – products and applications:

•	Extruded and calendared flexible rubber magnets with optional laminated printable substrates

•	Retail displays

•	Seals and enclosures

•	Signage for various advertising and promotions

Competitive Strengths

Competitive Landscape

The specialty magnets industry is highly fragmented, creating a competitive landscape with a variety of magnetic component manufacturers. However, few have the breadth of capabilities that Arnold possesses. Manufacturers compete on the basis of technical innovation, co-development capabilities, time-to-market, quality, geographic reach and total cost of ownership. Industry competitors relevant to Arnold’s served markets range from large multinational manufacturers to small, regional participants. Given these dynamics, we believe the industry will likely favor players that are able to achieve vertical integration and a diversification of offerings across a breadth of products along with magnet engineering and design expertise.

Barriers to Entry

•

Low Substitution Risk – Arnold’s solutions are typically specified into its customers’ program designs through a co-development and qualification process that often takes 6-18 months. Arnold’s customers are typically contractors and component manufacturers whose products are integrated into end-customers’ applications. The high cost of failure, relatively low proportionate cost of magnets to the final product, sometimes lengthy testing and qualification process, and substantial upfront co-engineering investment required, represent significant barriers to customers changing solution providers such as Arnold.

•

Equipment and Processing – Arnold’s existing base of production equipment has a significant estimated replacement cost. A new entrant could require as much as 2-3 years of lead time to match the process performance requirements, customization of equipment and material formulations necessary to effectively compete in the specialty magnet industry. Further, given the program nature of a majority Arnold’s sales, management estimates that it could take 5-10 years to build a sufficient book of business and base of institutional knowledge to generate positive cash flow out of a new manufacturing plant.

Competition

Management believes the following companies represent Arnold’s top competitors:

•	Thomas & Skinner

•	Magnum Magnetics

•	Electron Energy

•	Vacuumschmelze Gruner, Germany-based

Business Strategies

Engineering and Product Development

Arnold’s engineers work closely with the customer to co-develop a product or process to provide system solutions, representing a significant competitive advantage. The Company’s engineering expertise is leveraged by the state-of-the-art Technology Center working together with the various business units located in North America, Europe and Asia Pacific. This cooperative engineering effort allows Arnold to support customers and projects on a global basis. Arnold’s engineers work with customers on a global basis to optimize designs, guide material choices, and create magnetic models resulting in Arnold’s products being specified into customer designs.

Arnold has a talented and experienced engineering staff of design and application experts, quality personnel and technicians. Included in this team are engineers with backgrounds in materials science, physics, and metallurgical engineering. Other members of the team bring backgrounds in ceramics, mechanical engineering, chemical engineering and electrical engineering.

Arnold continues to be an industry leader with regard to new product formulations and innovations. As evidence of this, the Company currently relies on a deep portfolio of “trade secrets” and internal intellectual property. Arnold continuously endeavors to introduce magnet solutions that exceed the performance of current offerings and meet customer design specifications.

Growth in Arnold’s business is primarily focused in three areas:

(i) Growing market share in existing end-markets and geographies

(ii) Developing new products and technologies

(iii) Completing opportunistic acquisitions

Existing End-Markets and Geographies

Oil & Gas

Arnold currently provides magnets and precision assemblies for use in oil and gas exploration and production, applications which typically require exceptional collaboration and co-development with its customers. The Company supplies products used in applications such as a new oil well shutoff valve, a new down-hole logging while drilling tool, and a down-hole magnetic transfer coupling. Other applications for which the Company is actively involved include pipeline inspection, wireless tomography tools, and chip collection.

Power Transmission

The Company’s Rolled Products segment supplies grain-oriented silicon steel produced with proprietary methods for use in transformers and inductors. These cores allow for the production of very efficient transformers and inductors while minimizing size. In addition, the Company’s magnet solutions can be found in advanced automatic circuit re-closer solutions that substantially reduce the stress on system components on the grid. Arnold’s solutions are also present in new power storage systems. The permanent magnet bearings used in new designs improve the efficiency of the flywheel energy storage system.

Automotive

In the automotive sector, the Company is selling magnets and magnetic assemblies primarily to Tier 1 and 2 companies. It is estimate that the current automobile contains over 50 magnetic systems, and this number is expected to grow due to vehicle electrification initiatives in order to meet increasing fuel efficiency standards. Typical applications include magnets for Hall Effect sensors that are used in braking, passenger restraint, and steering and engine control systems. Emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. The auto industry continues to adopt increasingly sophisticated technology to reduce vehicle weight and improve fuel efficiency. As much of this technology utilizes magnetic systems, the Company expects to benefit from this trend.

Aerospace and Defense

In the aerospace and defense sector, the Company is selling magnets, magnetic assemblies and ultra-thin foil solutions. Specifically, in the aerospace industry, Arnold’s assemblies have been designed into products, which enables the Company to benefit from the market growth and a healthy flow of business based on current airframe orders. Through its OEM customers, essentially all new commercial aircraft placed in service contain assemblies produced by Arnold. Arnold’s sales to large aerospace and defense manufactures includes magnetic assemblies used in applications such as motors and generators, actuators, trigger mechanisms, and guidance systems, as well as magnets for these and other uses. In addition it sells its ultra-thin foil for use in military countermeasures, honeycomb structures, brazing alloys, and motor laminations.

General Industrial

Within the industrial sector Arnold provides magnet assemblies as well as magnets for custom made motor systems. These include stepper motors, pick and place robotic systems, and new designs that are increasingly being required by regulation to meet energy efficiency standards. An example is a motor utilizing Arnold’s bonded magnets for use in commercial refrigeration systems. Arnold also produces magnetic couplings for seal-less pumps used in chemical and oil & gas applications that allow chemical companies to meet environmental requirements.

Medical

Within the medical sector, Arnold provides magnetic assemblies, magnets, flexible magnets, and ultrathin foils. Its magnet assemblies and magnets are critical parts of motor systems for dental instruments as well as saws and grinders. Magnet assemblies are also provided for skin expansion systems, shunt valves, and position sensors. In addition, its Rolled Products business unit is providing a specialty alloy for advanced breast cancer treatment.

New Products & Technologies

Flexcoat – EZ™ (Flexmag)

Flexcoat – EZ™ is a patent pending technology launched in April 2010. The product was engineered to eliminate the issues associated with the conventional flexible magnetic product laminated with a printable surface. The solution is a printable coating that is applied to the magnet, which replaces substrates such as vinyl and paper that are currently adhered to the base magnet material. This results in a printed magnet that is now completely recyclable and is easier to process.

Research and Development

Arnold has a core research and development team, which has collectively over 30 years of combined industry experience. In addition to the core engineering group, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet the company’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance.

Customers

Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as general industrial, reprographic systems, aerospace & defense, advertising and promotion, consumer and appliance, energy, automotive and medical.

The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal year ended December 31, 2012 and 2011:

Industry Sector	2012 Customer Distribution	2011 Customer Distribution
General industrial	30%	25%
Aerospace and defense	15%	15%
Advertising and promotion	12%	14%
Consumer and appliance	5%	5%
Energy	7%	5%
Automotive	4%	4%
Medical	3%	4%
Reprographic	21%	26%
All Other Sectors Combined	3%	2%

Total	100%	100%

Arnold has a large and diverse, blue-chip customer base. With the exception of Xerox, no other customer represents greater that 10% of the company’s annual revenue. Sales to Arnold’s top ten customers were 31%, 35% and 38% of total sales for the date of acquisition through December 31, 2012 and the years ended December 31, 2011 and 2010, respectively.

Sales and Marketing

PMAG – Arnold’s PMAG segment supports a global team of direct sales and marketing professionals and critical design and application engineers. The PMAG sales force is organized for regional coverage with a focus on sales in U.S., Europe, and South East Asia. Arnold serves over 500 active customers globally. As the majority of revenues are project based in the PMAG business unit, technical sales are critical to the segment’s success. Arnold’s highly-qualified application engineers are often integrated into its customers’ product design, planning, and implementation phases, offering the most cost effective solution for demanding clients. The resulting intimate customer relationships yield a high close rate, with revenue achieved primarily after the prototype phase.

Rolled Products – Similar to the Company’s PMAG segment, the vast majority of Rolled Products’ sales are technically driven engineered solutions. These teams communicate closely in order to take advantage of potential cross-selling opportunities. Approximately 75% of sales are domestic, with the balance of sales to Western Europe.

Flexmag Products – The Flexmag business segment services over 300 customers globally. Its sales force is comprised of seven total sales professionals and supported by seven design and application engineers. This segment is primarily book/bill and has limited revenue subject to long-term purchase commitments.

The following table sets forth Arnold’s net sales by geographic location for the fiscal years ended December 31, 2012 and 2011:

Geographic location	2012	2011

North America	56%	55%
Europe	34%	35%
Asia Pacific	8%	8%
All Other Locations Combined	2%	2%

Total	100%	100%

Arnold had firm backlog orders totaling $35 million at December 31, 2012.

Suppliers

Raw materials utilized by the Company include nickel and cobalt, stainless steel shafts, Inconel sleeves, adhesives, laminates, aluminum extrusions and binders. Although the Company considers its relationships with vendors to be strong, Arnold’s management team also maintains a variety of alternative sources of comparable quality, quantity and price. The management team therefore believes that it is not dependent upon any single vendor to meet its sourcing needs. Arnold is generally able to pass through material costs to its customers and believes that in the event of significant price increases by vendors that it could pass the increases to its customers.

Intellectual Property

The Company currently relies on a deep portfolio of “trade secrets” and internal intellectual property.

Patents

Arnold currently has thirteen patents and one in process; over half of the patents were granted in the U.S. with the remaining patents granted in European countries such as Germany, Great Britain, France and the Netherlands. Ten of the patents are related to methods of making magnetic strips. In 2004, the company was granted a patent related to a thermally-stable, high-temperature, SmCo molding compound. The most recent pending patents are related to the methods of production involving flexible magnets having a printable surface as well as shaped field magnets

Trademarks

Arnold currently has 86 trademarks, 12 of which are in the U.S. The most notable trademarked items are the following: “RECOMA”, “PLASTIFORM”, “FLEXMAG” & “ARNOLD”. Application dates for various trademarks date back to as early as 1961.

Regulatory Environment

Arnold’s domestic manufacturing and assembly operations and its facilities are subject to evolving Federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Arnold’s foreign manufacturing and assembly operations are also subject to local environmental and occupational health and safety laws and regulations. Management believes that Arnold is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions could result in material environmental expenditures in the future.

Arnold is a major producer of both Samarium Cobalt permanent magnets under its brand name RECOMA® and Alnico (in both cast and sintered forms). Both materials from Arnold meet the current Berry Amendment or Defense Acquisition Regulations Systems (DFARS) requirements per clauses 252.225.7014 252.225.7014 further described under 10 U.S.C. 2533b. This provision covers the protection of strategic materials critical to national security. These magnet types are considered “specialty metals” under these regulations.

Employees

Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. The current senior management team has approximately 100 years of cumulative experience with an average tenure of approximately 16 years at Arnold. Current management has implemented numerous operational, strategic, and financial initiatives over the past several years, including almost 100 unique lean initiatives and kaizen events.

Arnold employs approximately 750 hourly and salaried employees located throughout North America, Europe and Asia. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.

The Company’s workforce is non-union except for approximately 70 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June of 2013.

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

For the fiscal years ended December 31, 2012 and 2011, CamelBak contributed net sales of approximately $157.6 million and $42.7 million, respectively, and operating income of $25.5 million in 2012 and an operating loss of $6.8 million in 2011. CamelBak had total assets of $259.1 million and $262.0 million at December 31, 2012 and 2011, respectively. Net sales from CamelBak represented 17.8% of our consolidated net sales in the year ended December 31, 2012 and 7.0% of our consolidated net sales in 2011 (from acquisition date).

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

In 2006, CamelBak expanded its recreational business into the fast growing bottle category. The company’s initial launch of the innovative Better Bottle™ was followed by numerous successful bottle product introductions for everyday users, road cyclists, kids and recreational enthusiasts, including eddy™ and the podium collection . CamelBak was first to market with an entirely BPA-free plastic bottle product line.

We purchased a majority interest in CamelBak on August 24, 2011.

Industry

Recreation Market – With over 100 million participants, the outdoor recreational activity market represents a large, attractive and stable group of consumers. CamelBak’s legacy products have historically been focused on a subset of this group, consisting of cyclists, mountain bikers and other passionate outdoor enthusiasts who tend to be loyal and consistent buyers of premium and performance-enhancing offerings. CamelBak’s core customers are typically outdoor enthusiasts who exhibit very high participation rates and frequent purchasing behavior. In addition to CamelBak’s legacy consumer group, the company has increasingly used its brand authenticity, credibility and broadening product portfolio to reach athletes in adjacent sporting activities.

Long-term growth in the hydration and personal protection industry is driven by a number of factors. Consumer recognition of personal hydration’s importance to health and well-being has been a growing and enduring trend, reflected by the proliferation of bottled water and functional beverages. The importance of water as a healthy choice has become even more prominent as a key component to healthy living. Further, people are increasingly aware of the effects of even minimal dehydration on multiple functions of the body, including brain function, digestion, metabolism and skin health. CamelBak’s products have proven their ability to provide greater hydration. An independent study conducted by Pepperdine University found that people utilizing CamelBak’s Bite Valve™ technology consume 24% more than those using single serving disposable bottled water or less innovative products. In addition, recently there has been a reduction in disposable bottled water consumption in the U.S., primarily as a result of price and the wide-spread awareness of the negative environmental impact of disposable water bottles. According to the Beverage Marketing Corporation, the economy was the primary cause of the decrease in U.S. disposable bottled water sales in 2008 and 2009. With respect to the environment, the disposable water bottle’s environmentally harmful lifecycle is generating significant backlash. The reliance on oil in the production and transportation of the bottles and the fact that over two-thirds of bottles are not recycled is driving consumers to seek alternatives to disposable bottles. Further, there are a number of government mandates forcing the elimination of disposable bottles. Nationwide, local governments are enacting these curbs to combat the cost and waste of disposable bottles. In recent years, governments of all levels have received scrutiny for fiscal irresponsibility and a number of municipalities have launched initiatives focused on curbing disposable water bottles in their communities. In 2006, a San Francisco investigation revealed that the city spent over $500,000 per year on bottled water. This revelation triggered a nationwide analysis of government spending on bottled water with public funds.

U.S. Government & Military Market – The military acquisition process has responded to the demands of modern warfare which require forces to be more agile and flexible than ever before. This trend has been highlighted by the increased use of multiple funding and procurement mechanisms such as Rapid Fielding Initiatives (“RFI”) and Joint Urgent Operational Needs Statement (“JUONS”). These programs provide funding for mission critical operational needs such as IED detection and defeat and lifesaving warfighter equipment purchases without the normal bid and proposal process that can take months and even years to get equipment in the hands of the end user.

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

The U.S. defense budget has increased dramatically in the last decade in response to terrorism attacks at home and increased state and non-state threats abroad. Since 1998, Department of Defense (“DoD”) spending has increased over 90% primarily as a result of the two major wars in Iraq and Afghanistan. The 2012 DoD budget requested $531 billion in base spending with an additional $115 billion in overseas contingency operations (“OCO’) spending. By way of comparison, 2011’s budget was $687 billion, with a $528 billion base budget and the remaining $159 billion used for OCO. The reduced request for OCO is the direct result of reductions in troop deployment in Iraq and Afghanistan.

Recently, the DoD released its 2013 budget request which calls for a decrease in base budget spending to $525.4 billion, with an additional $88.5 billion dedicated to OCO. The budget estimates released, forecast a negative 0.3% real growth rate for the base budget from 2013 – 2017.

Products and Services

CamelBak focuses on offering high quality, industry leading hydration and performance equipment. The company’s products fall into four key categories:

Hydration Packs – CamelBak’s heritage and legacy is in hydration packs and the company maintains the broadest and deepest line of packs in the industry. CamelBak’s core hydration product consists primarily of an easily cleaned and filled polyurethane reservoir, a connecting tube and a self-sealing mouthpiece, or “bite-valve,” which facilitates simple and intuitive drinking. The CamelBak hydration system allows users to conveniently carry one to three liters of water, which can be easily accessed without interruption of the user’s task or activity. The system is most often sold as an integrated backpack or waist-pack, which is uniquely designed for a specific use, such as biking, running or military applications. Hydration packs represented 50% and 44% of CamelBak’s gross sales in the twelve months ended December 31, 2012 and 2011, respectively.

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

As CamelBak extended its packs to cover different biking niches, top athletes from other outdoor sports began to clamor for product. To meet this demand, the company has created lines that cater to the diverse set of outdoor athletes:

•	Hike / Alpine consists of lightweight packs with extra back panel padding and air flow for breathability

•	Ski / Snowboard has attachments for helmets, boards and shovels

•	Multi-sport are ultra-light and include wearable hydration units for use in almost any athletic activity

•	Run includes hip packs designed to hold as many as four water bottles in a remarkably stable set up

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

Bottles – In 2006, CamelBak parlayed its credibility in hands-free hydration and expanded into bottles. The company introduced the Better Bottle™, subsequently replaced by eddy™, incorporated a number of features that quickly established it as a best-in-class hydration solution. These features include: (i) the patented spill-proof Bite Valve, (ii) the first insulated stainless steel water bottle and (iii) in 2008, the first all BPA-free line of plastic water bottles.

The success of the Better Bottle™ led the company to design a complete line of bottles that would mirror the pack line’s legacy of customization. CamelBak developed a line for children, which included bite valves that have to be removed from the inside of the bottle to prevent choking. The company also released the Podium® insulated and non-insulated line, which includes features such as the patented Jet Valve™.

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

The company’s bottle offering Groove™, provides users the ability to filter water in any place at any time through its integrated straw assembly. Users simply fill the bottle with tap water, screw the cap on and start sipping. The integrated plant-based carbon filter reduces chlorine taste and odors found in tap water thus improving taste and eliminating the desire to purchase disposable bottles of water. Bottles represented approximately 34% and 31% of CamelBak’s gross sales for the twelve months ended December 31, 2012 and 2011, respectively.

Gloves – The evolution of CamelBak gloves parallels that of the pack business in the Government / Military channel. Initially created for pit crews in the auto racing market, members of elite squads who became aware of the product were impressed with its dexterity and durability. Following this unofficial endorsement, members of the U.S. Armed Forces began requesting CamelBak gloves. The gloves are highly-technical and difficult to produce, with some styles requiring 44 individual pieces for the assembly of the final product. Today, CamelBak gloves are exclusively a Government / Military product, as their technical characteristics exceed that which a non-military user would desire. Gloves represented approximately 6% and 14% of the company’s gross sales for the twelve months ended December 31, 2012 and 2011, respectively. The reduction in Glove sales over the past two years is consistent with the reduction of deployed troops.

Accessories – CamelBak offers various accessories to complement its hydration systems. Accessories are available for each product line and include items that are made to enhance hydration performance and others for maintenance or replacement parts.

CamelBak’s goal is to reinvent the way that individual athletes, warfighters and every day users hydrate and perform. To that aim, the company has developed a number of products that help to further enhance the already innovative way that its products deliver water:

•	Elixir is a flavored electrolyte tablet that is designed to work in concert with CamelBak’s reservoirs. Elixir improves alertness and hydration.

•	All Clear is a water purification solution that is integrated with CamelBak’s bottles.

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

In addition to recreational accessories, the company offers a specialized line associated with its military products. These accessories help enhance the performance of military products by adding resistance to chemical and biological agents or allowing connection to standard issue gas masks. For example, the HydroLink allows warfighters to replace their bite valve with a connector, allowing them to hydrate while wearing their gas mask. Accessories accounted for approximately 10% and 11% of CamelBak’s gross sales for the twelve months ended December 31, 2012 and 2011, respectively.

Competitive Strengths

Leading Brand Recognition & Market Share – CamelBak believes it has a #1 market share in the following areas: (i) recreational hands- free hydration packs, (ii) reusable water bottles for specialty channels and (iii) post-issue hydration packs for the U.S. military. The company enjoys outstanding awareness and a reputation for superior performance with consumers, retailers and warfighters. For example, within the Armed Forces, CamelBak is one of only a few companies allowed to prominently display its brand name on active military products.

Preferred Partner – CamelBak is a preferred partner to leading retailers and the military. The company is a supplier to leading national specialty and sporting goods retailers, including REI, EMS, Dick’s Sporting Goods and The Sports Authority. In addition, CamelBak does business in over 400 military retail exchanges.

Business Strategies

Introducing Technically Superior Products in Core Categories – The company’s core categories include hydration packs, bottles and warfighter protection products, and CamelBak’s mission is to continuously reinvent the way people hydrate and perform. To meet this goal, the company will continue to create innovative, technical solutions that exceed the demands of its customers. The company’s product pipeline for its core customers remains robust.

Expanding Product Suite in Everyday Hydration to Reach New Customers and Channels – The CamelBak brand is synonymous with personal hydration, and this credibility grants the company permission to enter broader aspects of hydration. The company is committed to continuing to broaden its portfolio of personal hydration solutions to reach new customers, and, under the leadership of Ms. McCoy, has proven that it can extend its brand beyond hard-core athletes. For example, the company has successfully reached new consumers and channels through its water bottle product line, which offers the features desired by its core customer base of performance athletes to the everyday customer shopping at Target. As the company continues to expand its relevance to everyday users, its authenticity will allow the company to enter other areas such as purification and other products.

Broadening International Opportunities – Management believes there is significant potential to expand its international sales in the consumer market. Currently, CamelBak’s recreational business is sold through a network of approximately 65 foreign distributors. With improved distribution in the recreational market, the company would have a number of opportunities to expand throughout Europe, Asia and South America.

Penetrating Select Areas of Specialty Retail – CamelBak aspires to build a product portfolio that shapes the way consumers and warfighters perform across all activities. To that aim, CamelBak has made significant strides introducing new products that target activities outside of its core biking and hiking audience. Past examples include multi-sport enthusiasts and runners. The company targeted the multi-sport category with highly- functional wearable hydration, which consists of a wearable shirt with built in hydration pack that allows enthusiasts to hydrate hands-free without a traditional pack.

CamelBak keeps an open dialogue with the athletes it endorses and is thus able to gain real-time feedback on the products it produces. By learning the needs of these consumers and others, CamelBak is able to identify other areas to develop ground-breaking solutions. As CamelBak continues to innovate and create new products to serve the needs of more diverse consumers, it will further grow sales to these retailers. As a sports subculture brand, CamelBak is able to migrate to different activities without losing the authenticity and credibility it has developed as a leading product innovator. As examples, skiers and kayakers alike have adopted the brand as their own without even realizing that other sports enthusiasts have done the same.

CamelBak launched its own direct to consumer E-Commerce site during the fourth quarter of 2012.The site initially offered bottles and accessories along with water packs. In 2013 the site is expected to expand and will offer more hydration packs which will coincide with CamelBak’s annual pack launch.

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

CamelBak’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Research and development costs (from the date of acquisition) totaled $3.0 million and $0.8 million during the years 2012 and 2011, respectively.

Customers and Distribution channels

CamelBak offers a unique value proposition for its customers. As an innovative subculture sports brand, CamelBak has the authenticity and credibility to defend market share, command premium prices and leverage into new categories. The brand strength allows retailers to hold prices and thus protect margins. Further, the company’s “Got Your Bak” lifetime warranty speaks to the level of quality and customer service offered. The company’s products, which are sold domestically and internationally, are segmented into two major end markets: Recreational and Government/Military. CamelBak’s powerful product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. CamelBak’s top ten customers comprised approximately 49% and 52% of gross sales in the year ended December 31, 2012 and 2011, respectively, with no single customer accounting for greater than 9% of gross sales.

Recreational Distribution – CamelBak markets its hydration and performance products to several channels in the recreational market. Management estimates that the company currently holds in excess of 85% of the market share of the hands-free hydration market. A share this large demonstrates the strength of the brand and the credibility that the products have with consumers. CamelBak invented the category in 1989 and although competitors have introduced a number of similar products, the company has held on to its base.

Recreational–Domestic Distribution: The Recreational–Domestic Division is focused on product distribution through a variety of retail accounts in the United States. Particular emphasis is placed on premium active lifestyle retailers across a broad spectrum of channels, including camping/outdoor, bike, natural foods, housewares, hunting/fishing, paddle sports and surf/skate.

The division manages approximately 2,600 retail customers with over 9,500 retail storefronts. Current distribution channels range from specialty bicycle, outdoor, paddle sports, hunting stores and catalogs to large outdoor and sporting goods chains that reach the broader market. Importantly, the company has selectively expanded and diversified its distribution channels over time. Today, notable customers include REI, Dick’s Sporting Goods, EMSTarget, Whole Foods Market, Academy and The Sports Authority.

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

Military–Retail Exchange Distribution – Military retail exchanges, including the Army and Air Force Exchange Service (“AAFES”), the Navy Exchange Service Command (“NEXCOM”) and the Marine Corps Exchange (“MXC”), are essentially large retail chains serving the military community. Military personnel, veterans and their families are strongly incentivized to shop at exchanges given that the store markup is typically less than the off base markup from other retailers, exchanges do not charge sales tax and a portion of the exchanges’ earnings often go towards funding expenditures related to the military’s morale, welfare and recreation. Furthermore, the exchanges provide an added benefit to consumers, given the convenience they provide to troops deployed in nearby locations.

The military retail exchanges represent large distribution platforms extending across many different countries. CamelBak sells through over 400 locations. CamelBak pioneered the adoption of hands-free hydration systems by U.S. and foreign militaries and is today, we believe, the preferred brand of warfighters. As a result, CamelBak has dominant market share throughout the military retail channel. CamelBak is one of AAFES largest vendors and has a strong, long-term relationship with the retailer.

Government / Military Distribution – In the Government / Military division, CamelBak sells products and accessories related to both hydration and performance. CamelBak continues to expand its Government / Military market by increasing penetration into foreign governments and militaries. A key component of U.S. foreign policy is the replacement of some deployed troops with those of foreign militaries. CamelBak’s success in the U.S. Military carries tremendous credibility abroad, which has enabled the company to achieve meaningful adoption outside the U.S.

Domestic Government / Military Distribution – CamelBak sells its products through a range of domestic Government / Military channels:

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

•

International Government / Military Distribution – International Sales in the Government / Military is driven by ordinary replenishment and large solicitations that occur on an irregular basis to meet the equipment needs of each individual country. CamelBak has consistently participated in these solicitations with significant historical success.

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

Marketing – CamelBak uses a “two pronged” approach to marketing:

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

•

CamelBak also makes a point to continue cultivating the passionate consumer base that already admires and respects the company and its products. A recent example is the release of the Antidote™ Reservoir. The company uses a unique marketing approach for different target users. Since these products are geared towards passionate outdoor athletes, CamelBak placed ads in forums including: (i) bicycling and mountain bike magazines, (ii) backpacking and hiking magazines and (iii) internet and social media sites that cater to active men and women.

Sales Organization – CamelBak’s in-house sales team consists of dedicated sales people and customer service employees. The sales organization is strategically aligned by product category/sales channel. The sales managers split coverage for major national accounts with one team responsible for maintaining and growing sales to established channels and the other for business to larger national retailers and natural foods stores. With an average tenure of 5 years with the company, CamelBak’s sales team maintains enduring and entrenched relationships with each of its customers.

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

CamelBak had sales backorders totaling $29.3 million and $29.4 million At December 31, 2012 and 2011, respectively.

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

CamelBak has developed an efficient and low-cost supply chain. The company’s deep understanding of military procurement requirements has allowed it to build a flexible network of vendors to reliably meet large military orders on short notice and to shift orders to vendors to be compliant with military requirements for its products. While striving to maximize the profitability of its products, the company is also keenly aware of its corporate responsibility and, thus, holds itself and its vendors to the highest supply chain practices. As a result of the company’s dedication to superior supply chain and manufacturing practices, the U.S. Military’s GSA named CamelBak the “Green Contractor of the Year” in 2009 and “MAS Contractor of the year in 2011”.

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

Intellectual Property

Hydration priorities include easy cleaning and filling, freshness and taste, durability, temperature, water purity, leak-proof products and sustainability, all of which improve a customer’s overall hydration experience or enable the customer to perform at high levels. As a reflection of this focus, CamelBak holds 39 active patents and 16 pending patent applications.

Regulatory Environment

Management is not aware of any existing, pending or contingent liabilities that could have a material adverse effect on the company’s business. The company is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.

Employees

As of December 31, 2012, CamelBak employed approximately 297 persons. None of CamelBak’s employees are subject to collective bargaining agreements. CamelBak’s relationship with its employees is good.

Ergobaby

Overview

Ergobaby, headquartered in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products, stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 650 retailers and web shops in the United States and internationally in about 50 countries.

Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications, including babycenter, Parenting Magazine, Pregnancy magazine and Wired magazine.

For the fiscal years ended December 31, 2012, 2011 and 2010, Ergobaby had net sales (from the date of acquisition) of approximately $64.0 million, $44.3 million and $12.2 million, respectively. Ergobaby had operating income totaling $10.9 million and $7.9 million in the years ended December 31, 2012 and 2011, respectively, and an operating loss of $2.4 million from its date of acquisition through December 31, 2010. Ergobaby had total assets of $117.7 million, $118.4 million and $95.7 million at December 31, 2012, 2011 and 2010, respectively. Ergobaby’s net sales represented 7.2% and 7.3% of our consolidated net sales for the year ended December 31, 2012 and 2011 and 2.4% of our consolidated net sales for the year ended December 31, 2010 (from acquisition date).

History of Ergobaby

Ergobaby was founded in 2003 by Karin Frost, who designed baby carriers following the birth of her son. The product line has since expanded into seven primary product lines: the Original, Designer, Organic, Sport, Performance, Travel, and Options carriers with multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and by 2012 sold over 890,000 in the year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany. We purchased a majority interest in Ergobaby on September 16, 2010.

On November 18, 2011 Ergobaby acquired Orbit Baby for approximately $17.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produces and markets a premium line of stroller travel systems, including car seats, strollers and bassinets that are interchangeable using a patented hub ring.

Both brands are well regarded in the infant and juvenile industry. Ergobaby was named to the “20 Best Products in the Last 20 Years” by Parenting Magazine (2007), and continues to be recognized for its quality evident by recently being named babycenters’ 2012 “Moms’ Pick” for best Baby Carrier. While The Orbit Baby Infant System has received vast honors, including, 2007 iParenting Media Award for Best Product, Baby Gizmo’s Editor’s Choice 2012, babble.com favorite Car Seats 2012, She Knows Parenting Stroller Award 2011, and lilsugar Best Stroller of 2010.

Industry

Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents desire to purchase the best and safest products for their children. As a result, parents spend from $8,480 to $23,690 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child & annual income. On average, households spent from 12-25 percent of their before-tax income on a child, according to the USDA’s most recent report (May 2011). Similar patterns are seen in other counties around the world. According to a Mintel report published in March 2010, estimated 2010 retail dollars spent on baby durables reached approximately $10.3 billion in the U.S., up compared to approximately $9.5 billion in 2004, with a considerably larger market worldwide. The U.S. retail market is expected to continue its growth trajectory through 2014 with an anticipated market size of approximately $12.0 billion.

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

Wearable Carriers and Baby Wearing Trends –

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

Products and Services

Ergobaby- Baby Carriers

Ergobaby has two main baby carrier product lines: baby carriers and accessories. Ergobaby’s baby carrier design supports a natural sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also balances the baby’s weight to parents’ hips and shoulders, and alleviates physical stress for the parent. The organic carrier line uses 100% organic cotton from India. Additional accessories are provided to complement the baby carriers.

Within the carrier category, Ergobaby sells seven primary product lines: the Original, Designer, Organic, Sport, Performance, Travel, and Options carriers and; within each line, Ergobaby offers multiple style variations. Amongst the carrier category, Original carriers represented 48% of 2012 and 39% of 2011 carrier sales, respectively, and Organic carriers represented 22% and 37%, of 2012 and 2011 carrier sales, respectively, with all other carriers representing the remaining sales in each year. Carrier sales were approximately $44.6 million; $37.8 million and $30.0 million in the years ended December 31, 2012, 2011 and 2010, respectively, and represented approximately 70% of total sales in 2012, and 86% of total sales in 2011 and 2010.

Within the accessories category, Ergobaby sells twelve primary product lines: back packs, bibs, changing pads, chest strap, doll carrier, front pouch, hood replacement, Infant Insert, papoose coat, teething pads, waist extension and a weather cover. Within each line, Ergobaby offers multiple style variations including color and organic/non-organic fabric. The Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2010 and 2011. Accessory sales were $6.0 million, $6.5 million and $4.4 million and represented approximately 9%, 15% and 13% of total sales in 2012, 2011 and 2010, respectively.

Ergobaby’s core baby carrier product offerings with average retail prices are summarized below:

•	6 styles of baby carriers – $115 – $195

•	1 style of organic carrier in 7 colors – $135 – $160

•	5 styles of Infant Inserts – $25 – $38

•	12 different accessory products – $10 – $64

Orbit Baby Infant Systems

The Orbit Baby Infant System has three main product groups: stroller travel systems, product extensions and accessories.

The Orbit Baby Stroller Travel System is a three-piece kit that includes an infant car seat, car seat base, and stroller. Unlike traditional infant travel systems, the Orbit Stroller Travel System’s unique docking technology, or “SmartHubTM”, allows for easy interchange of four different seats, including the Infant Car Seat, Stroller Seat, Bassinet, and Toddler Car Seat.

The Orbit Baby car seat base (which stays in the car when not in use) is touted as the easiest, quickest base to safely install. The base’s patent-pending StrongArmTM technology allows a secure installation in 60 seconds and easily docks the car seat from almost any angle, allowing the parent to ergonomically transport the child.

The Orbit Baby Infant Car Seat is the common “plug-in” for the three-in-one system and can be moved effortlessly from the car seat base to the stroller. As a result of the SmartHub technology, Orbit is the only infant car seat that ergonomically rotates for simple docking and undocking to and from the car and stroller.

The third member of the Stroller Travel System is Orbit’s modern and easy-to-use stroller. As is the case with the car seat base, the circular SmartHub allows the infant car seat to dock on the stroller from any angle, and with 360 degree rotation, the baby can face rear, forward, or sideways to view the world from different perspectives.

Orbit Baby offers product extensions including additional seats and strollers, including the Double Helix, to accommodate growing children and families.

Orbit Baby also offers a wide range of accessories including the Sidekick Stroller Board, Stroller Panniers, Weather Pack, Color Pack, Footmuffs, Stroller Travel Bag and Baby Gear Spa Kit.

Orbit Baby’s core product offerings, extensions and accessories and suggested retail prices are below:

•	Stroller Travel System (includes Infant Car Seat, Car Seat Base, Stroller) – $940

•	Stroller – $280-$750

•	Car Seats and Car Seat Base – $380 – $440

•	Bassinet Cradle – $295

•	Accessories – $50-$195

Competitive Strengths

Ergobaby Carriers are known for their unsurpassed comfort – Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria.

Orbit Baby Innovation – With 14 patents and 10 patents pending, Orbit Baby offers a complete child travel system, from stroller to car seat and beyond. A favorite with moms and dads alike, the integrated Orbit Baby system is designed to take your child everywhere with unprecedented ease and style. With an emphasis on advanced safety and engineering, Orbit Baby is continually recognized for its innovation, ergonomic design and environmentally friendly focus. Orbit Baby applies hands-on experience and extensive research to create products that are elegantly simple, intuitive to use, and unsurpassed in real-world safety.

Business Strategy

Increase Penetration of Current U.S. Distribution Channels – Ergobaby continues to benefit from steady expansion of the market for wearable baby carriers and related accessories in the U.S. and internationally. Going forward, Ergobaby will continue to leverage and expand the awareness of its outstanding brands (both Ergobaby and Orbit Baby) in order to capture additional market share in the U.S., as parents increasingly recognize the enhanced mobility, convenience, and the ability to remain close to the child that Ergobaby carriers enable. The company currently markets its products to consumers in the U.S. through brick-and-mortar retailers, including specialty boutiques; online web shops; and directly through its website. Management has developed a targeted strategy to increase its penetration of these currently underpenetrated distribution channels that includes: (i) improved retain presence, including new packaging and in-store support materials; (ii) improving the effectiveness of marketing programs including utilization of social sites, digital marketing, and improved consumer engagement, and (iii) development of new products and designs.

Cultivate Attractive New Distribution Channels – In addition to its existing retail customer base, comprised primarily of small specialty retail stores and boutiques, there are numerous other retail channels that offer tremendous growth opportunities for Ergobaby products. Specifically, management recently began targeting several types of retailers as the company continues its growth trajectory, including (i) multi-store maternity and infant and juvenile products chains; (ii) on-line retailers; (iii) organic and natural specialty retailers; (iv) department stores; and (v) mass retailers.

International Market Expansion – Testimony to the global strength of its lifestyle brand, Ergobaby derives nearly 58% of its sales from international markets. Similar to the U.S., Ergobaby can continue to leverage its brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for the company’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

New Product Development – Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brand and expand its product line.

Since its founding in 2003, the company has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its product line. Specifically, 20 new SKUs were added in 2012, 23 new SKU’s added in 2011 and 22 new SKU’s added in 2010. These product introductions include both evolutionary product introductions, such as new colors and patterns for the company’s current carriers and associated products, as well as entirely new product categories. Major recent new product introductions include the Ergobaby infant insert

Heart2Heart, which modifies the Ergobaby carrier to provide additional support for a baby’s developing spine. Additionally, in 2010, Ergobaby launched the Performance carrier and the Option carrier, the latter which allows the consumer to customize the look of the carrier with optional colored fabrics and designs. In 2011, Ergobaby launched the Daypack which is a hybrid of a Backpack and Diaper Bag that snaps around the Ergobaby Carrier straps to provide a comfortable, hands-free way to tote the day’s supplies in addition to all of your baby essentials. In 2012 Ergobaby introduced the Stowaway Carrier, and a designer carrier collection to include a matching diaper bag. The Stowaway Carrier has the padded straps and waist belt that make all Ergobaby carriers comfortable, yet easily folds into its own front pouch for compact storage.

Orbit Baby was founded in 2004 using its original design of the Orbit Infant System which is a three-piece kit that includes a base, infant car seat, and stroller, using the unique docking technology, (“SmartHub”). Since then, Orbit Baby has successfully introduced the Orbit Bassinet Cradle, and various accessories that has increased its versatility and kept them trend forward. In 2012, Orbit Baby introduced the Double Helix Stroller Frame, Orbit Baby’s complete double stroller solution. The innovative design features a narrow frame with front and back rotating seats. With two SmartHub rings parents have the option to use any existing Orbit Baby seat.

Customers

Ergobaby primarily sells its products through brick-and-mortar retailers, online retailers and distributors and derives approximately 58% of its sales from outside of the U.S. Within the U.S., Ergobaby sells its products through over 650 brick-and-mortar retail customers and small infant and juvenile products chains, representing an estimated 2,000 retail doors. Ergobaby products are sold through its German based subsidiary, Ergobaby Europe, which services brick-and-mortar retailers and online retailers in Germany and France as well as services a network of distributors located in the United Kingdom, Austria, Finland, Russia, Switzerland, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, Italy, Turkey and the Ukraine. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.

Sales & Marketing

Within the U.S., Ergobaby directly employ sales professionals and utilizes independent sales representatives assigned to differing U.S. territories managed by in-house sales professionals. Independent salespeople in the U.S. are paid on a commission basis based on customer type and sales territory.

In Europe, Ergobaby directly employs its salespeople. In Europe, salespeople are paid a base salary and a commission on their sales, which is standard in that territory. Ergobaby Europe handles all Ergobaby distributor orders within the European countries including Russia and Ukraine; all other orders are handled through Ergobaby’s U.S. offices.

Ergobaby has implemented a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) online marketing efforts, including online advertisement, search engine optimization and social networking efforts; (iii) increasing tradeshow attendance; and (iv) increasing promotional activities.

Ergobaby had approximately $10.0 million and $3.5 million in firm backlog orders at December 31, 2012 and 2011, respectively.

Competition

The infant and juvenile products market is fragmented, with a few larger manufacturers and marketers with portfolios of brands and a multitude of smaller, private companies with relatively targeted product offerings.

Within the infant and juvenile products market, Ergobaby’s Carriers primarily compete with companies that market wearable baby carriers. Within the wearable baby carrier market, several distinct segments exist, including (i) slings and wraps; (ii) soft-structured baby carriers; and (iii) hard frame baby carriers.

The primary global competitors in this segment are Baby Bjorn and Manduca, which also market products in the premium price range. Especially in the US, Ergobaby also competes with several smaller companies that have developed wearable carriers, such as Beco, Boba, and L’il Baby. Within the soft-structured baby carrier segment, Ergobaby benefits from strong distribution, good word of mouth, and the functionality of the design.

The Orbit Baby Infant System principally competes with the following premium brand stroller manufacturers:

•	Chicco

•	Bugaboo

•	Maclaren

•	Baby Trend

•	Stokke

•	Quinny Baby

•	UPPAbaby

Suppliers

Ergobaby sources its products from China, Vietnam and India. In 2012, Ergobaby began sourcing non-organic carriers and accessories from a manufacturing facility in Vietnam. China and Vietnam accounted for approximately 69% of Ergobaby’s purchases in 2012. Ergobaby partnered with a manufacturer located in India in 2009, which manufactures Ergobaby’s organic carriers and accessories, and represented approximately 31% of Ergobaby’s purchases in 2012. Ergobaby’s manufacturers in China, Vietnam and India have the additional capacity to accommodate Ergobaby’s projected growth.

Intellectual Property

Ergobaby maintains a utility patent on its standard carrier, which was filed in 2003 and issued January 29, 2009. Notwithstanding this patent, Ergobaby primarily depends on brand name recognition and premium product offering to differentiate itself from competition. Ergobaby also maintains three utility patents for its Orbit Baby SmartHub technology.

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

Employees

As of December 31, 2012 Ergobaby employed 86 persons in 6 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.

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

Fox sells to over 175 OEM and over 7,800 Aftermarket customers across its market segments. In each of the years 2012, 2011 and 2010, approximately 81%, 80% and 78% of gross sales were to OEM customers with the remaining sales to Aftermarket customers. Fox’s senior management, collectively, has over 100 years of experience in the suspension design and manufacturing industry and other closely related industries.

For the fiscal years ended December 31, 2012, 2011 and 2010, Fox had net sales of approximately $235.9 million, $197.7 million, and $171.0 million and operating income of $26.2 million, $22.6 million and $19.6 million, respectively. Fox had total assets of $142.8 million, $130.0 million and $130.8 million at December 31, 2012, 2011 and 2010, respectively. Fox’s net sales represented 26.7%, 32.6%, and 33.9% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

As Fox grew, the company applied the same core suspension technologies developed for motocross racing to other categories. In 1987, Fox entered the snowmobile market. By 1993, Fox began supplying the mountain bike industry with rear shocks before offering front fork suspensions in 2001. Fox entered the ATV and other off-road markets in the mid-1990s.

We purchased a majority interest in Fox on January 4, 2008.

Industry

Fox provides suspension products for mountain biking and powered vehicles, such as, snowmobiles, all-terrain/utility vehicles, motorcycling/motocross and off-road/specialty vehicles. Over the last three fiscal years mountain biking has represented approximately 67%, 69% and 75%, of Fox’s gross sales and powered vehicles have represented the remainder of gross sales. Fox has focused on the performance and racing segments of the markets noted below, which are considerably smaller than the entire markets.

Mountain Biking – In 2011, the North American bike market generated over $6.0 billion of sales according to the National Bicycle Dealers Association. Mountain bike related sales accounted for approximately 23% of this total according to U.S. Department of Commerce statistics, Gluskin Townley Estimates. These sales were primarily conducted through three channels: mass merchants, chain sporting goods and Independent Bike Dealers (IBDs). These channels are differentiated by the price, quality and selection of the mountain bikes they offer, with the IBD segment, in which Fox competes, consisting of premium priced and highly technical performance bikes.

Mountain biking enthusiasts typically have strong preferences concerning not only the OEM brand but also for the components used by OEM manufacturers. Shocks, forks, wheels and drive-trains strongly influence customers’ buying decisions. OEMs have formed partnerships with premium component manufacturers having strong brands in order to generate increased sales of their fully assembled bikes. Fox’s components are generally selected by OEMs participating in the IBD segment and by Aftermarket consumers seeking increased performance characteristics which is a small portion of the total market

Snowmobiles – In 2011, management estimates that the North American market for new snowmobiles was $1.4 billion. Snowmobiling can be segmented into the following categories: performance/crossover snowmobiles used for a variety of activities including racing; touring/utility snowmobiles that are more comfortable and often seat two people; mountain snowmobiles that are performance-oriented, focusing on vertical geography; trail snowmobiles that are primarily used for riding groomed and un-groomed trails; and youth snowmobiles. Fox provides suspension products in each of these categories.

As a way to stimulate demand for new snowmobiles and entice customers to purchase more premium priced snowmobiles, OEMs will select Fox shocks. Additionally, OEMs offer the Fox’s shock absorbers as upgrades on less expensive models. Aftermarket customers will select Fox components for increased performance characteristics.

All-Terrain Vehicles – In 2011, the North American ATV market was $2.6 billion according to management’s estimates. The market for all-terrain vehicles (ATVs) and utility vehicles can be divided into four segments: Recreation/Utility ATVs that are primarily used for trail riding, hunting and farming; Sport ATVs that are high performance, two-wheel drive machines used for racing and aggressive trail riding; Youth ATVs; and Side-by-Side ATVs. Fox develops and sells shocks into the performance and racing sport, youth and side-by-side sub-segments of the ATV market.

Similar to the snowmobile industry, OEMs will stimulate demand for new ATVs and entice customers to purchase more premium priced ATVs by selecting Fox’s shocks for their premium models. Additionally, OEMs offer the company’s shock absorbers as upgrades on less expensive models. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.

Motorcycles/Motocross – In 2011, the North American sales of motorcycles was $4.5 billion according to management estimates. The motorcycle market consists of all classes of on-road and off-road motorcycles. There are three main categories: On-highway motorcycles that are primarily used on paved roads; Dual motorcycles that are used for both on and off-road activities; and Off-highway motorcycles that are only certified for off-road use. The Off-road category is further segmented into motocross, off-road which includes youth motocross and youth off-road. Currently, OEM needs for suspension products are largely filled by captive suppliers in this category. As such, Fox has focused on the Aftermarket performance racing segments which is considerably smaller than entire motorcycle market. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.

Off-Road Vehicles – In 2011, the North American retail sales of specialty automotive products were $30 billion according to the Specialty Equipment Market Association. Off-road vehicles can be divided into five segments: off-road trucks, buggies, sand buggies, rock crawlers and lifted trucks. Consumers in the truck, buggy, sand buggy and rock crawler categories range from serious racers and enthusiasts to individuals involved primarily in recreational activities. The lifted truck segment, which consists of vehicles that in many cases never leave the highway, is divided generally by price point. Fox’s products target the high-end price point for each of these five segments. Off-road vehicles are generally customized vehicles with Aftermarket components unlike OEM vehicles although some OEM manufacturers are offering limited edition vehicles. Fox primarily sells to Aftermarket consumers seeking increased performance characteristics but has begun some limited sales to OEM manufacturers. FOX also provides suspension to the U.S. Government either directly or through tier one manufacturers.

Products and Services

Fox designs and manufactures suspension products that dissipate the energy and force generated by various ride sport activities. A suspension product allows wheels to move up and down to absorb bumps and shocks while keeping the tires in contact with the ground for better control. Fox’s products use adjustable suspension, progressive spring rates, and low weight combined with structural rigidity. Fox suspension products improve user control for greater performance while maximizing comfort levels.

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

Competitive Strengths

Proprietary Engineering Expertise – Fox maintains a broad base of technical innovation and design that has been developed over the past 38 years. Fox’s technical expertise enables the development and production of some of the most advanced suspension products available in the market. With its history of innovation and design, Fox has created a deep portfolio of key intellectual property related to suspension technology and applications.

Highly Recognizable Brand – Driven by a long history of innovation, Fox has created a highly respected and well-known brand for advanced suspension products. A product branded with the FOX logo represents the highest level of technical performance for enthusiasts and professionals who require suspension systems capable of handling demanding conditions. The FOX logo is prominently displayed on all of Fox’s products and provides a halo effect for complementary products.

Strong Blue-Chip Customer Relationships – Given the long history of performance for Fox’s suspension products, OEM customers seeking the highest level of quality and technical features for suspension have developed strong long-term relationships with the company.

Business Strategies

Expand Revenues from Powered Vehicles Business – Fox’s focus on developing premier suspension technologies continues to create complementary opportunities across this segment.

Continue to Expand Aftermarket Sales – The sale of Aftermarket parts typically carries higher gross margins than a similar OEM sale. Fox is further investing in its Aftermarket sales infrastructure to foster sales growth in 2013 and beyond. One of the simplest and most effective ways for customers to improve their performance is the purchase and installation of an aftermarket Fox suspension product when compared to the expense of purchasing an entirely new platform.

International Growth – Due to the successful efforts of Fox’s operations teams, distribution to foreign OEMs and distributors is well-established. By selectively increasing infrastructure and honing its focus on identified opportunities, Fox plans to continue its international sales growth. Further, management plans include investigation of other international market opportunities, such as Asian and South American markets. International sales aggregated $149.6 million, $129.9 million and $113.6 million in fiscal 2012, 2011 and 2010, respectively.

Pursue New Market Trends and Opportunities – New trends in action sports can lead to significant market opportunities. Fox’s close association with racing and its professionals allows it to see new trends as they emerge. Depending on the trend, Fox will develop new products that address these needs.

Fox established a manufacturing operation in Taiwan during 2012 and intends to capitalize on new opportunities in Taiwan, as many of Fox’s customers are in Asia.

Research and Development

We believe Fox’s products are among the most technically advanced and rigorously engineered in their markets. They are specifically designed to function and perform under diverse and extreme conditions. Fox’s research and development effort is at the core of its strategy of product innovation and market leadership. Fox’s products feature a combination of innovative design, high-quality materials, and superb functionality and are recognized as being the leaders or among the leaders in all of the market segments in which they participate.

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

Fox’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests. The research and development portion of our total engineering costs totaled $5.7 million, $5.1 million and $4.2 million in each of the years 2012, 2011 and 2010, respectively.

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

Fox sells to over 175 OEM customers and over 7,800 Aftermarket customers across its market segments. One customer accounted for approximately 7.0%, 8.1% and 11.0% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Fox’s top 10 customers accounted for approximately 51.1%, 51.6% and 53.2% of net sales in 2012, 2011 and 2010, respectively. International sales totaled $149.6 million, $129.9 million and $113.6 million in each of the years 2012, 2011 and 2010, respectively. Sales attributable to countries outside the United States are based on shipment location. The international sales amounts provided do not necessarily reflect the end customer location as many of our products are assembled at international locations with the ultimate customer located in the United States.

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

Fox had approximately $43.0 million and $37.0 million in firm backlog orders at December 31, 2012 and 2011, respectively.

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

Mountain Biking – Fox competes with several companies that manufacture front and rear mountain bike suspension products. Management believes these include RockShox (a subsidiary of SRAM Corporation), Tenneco Marzocchi S.r.l. (a subsidiary of Tenneco Inc.), Manitou (a subsidiary of HB Performance Systems), SR Suntour and DT Swiss (a subsidiary of Vereinigte Drahtwerke AG).

Snowmobiles – Within the snowmobile market, Management believes its main competitor is KYB (Kayaba Industry Co., Ltd.). Other suppliers include Öhlins Racing AB, Walker Evans Racing, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.

All-Terrain Vehicles – A large percentage of the shocks supplied to OEM ATV manufacturers are the result of either long-term supplier relationships or captive business units associated with a specific OEM. Alternatively, ATV manufacturers source suspensions from a variety of suspension manufacturers depending on the final application and performance requirements.

Fox’s management believes its primary competitor outside of captive OEM suppliers is ZF Sachs (ZF Friedrichshafen AG) and Walker Evans Racing. Aftermarket shocks are available from large OEMs plus a number of primarily Aftermarket suppliers including Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.

Off-Road Vehicles – Within the off-road vehicle category, Fox competes with both branded and unbranded competitors. The two largest competitors to Fox in management’s opinion are ThyssenKrupp Bilstein Suspension GmbH (“Bilstein”) and King Shock Technology, Inc. (“King Shock”). Other competitors include Icon Vehicle Dynamics, Sway-A-Way, Pro Comp Suspension and Rancho (Tenneco).

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

Fox’s in-house intellectual property department and in-house counsel diligently protect its new technologies with patents and trademarks and vigorously defend against patent infringement lawsuits. Fox currently owns 31 patents on proprietary technologies for shock absorbers and front fork suspension products and has an additional 78 patent pending applications at the U.S. and European Patent Offices. Fox’s patent portfolio makes it an impediment to competitors to introduce products with comparable features.

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

Employees

As of December 31, 2012, Fox employed approximately 534 persons. None of Fox’s employees are subject to collective bargaining agreements. We believe that Fox’s relationship with its employees is good.

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

For the fiscal years ended December 31, 2012, 2011 and 2010, Liberty Safe had net sales of approximately $91.6 million, $82.2 million and $49.0 million (from its acquisition date), respectively, and operating income of $6.0 million, $4.3 million in the years ended December 31, 2012 and 2011 respectively, and an operating loss of $0.8 million in 2010. Liberty Safe had total assets of $82.4 million, $85.9 million and $83.3 million at December 31, 2012, 2011 and 2010, respectively. Net sales from Liberty Safe represented 10.4%, 13.6% and 9.7% of our consolidated net sales for the year ended December 31, 2012, 2011 and 2010 (from acquisition date), respectively.

History of Liberty Safe

The Liberty Safe brand and its leading market share has been built over a 24 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.

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

During 2011 Liberty Safe constructed a new production line that has allowed Liberty to build entry level safe products in- house. This product was previously sourced from an Asian manufacturer. The production line began operations in February 2012 and Liberty is currently manufacturing two different models of safes on this line which translates into five new SKUs. Liberty invested over $9.0 million to build the line. This investment in production capacity now makes Liberty Safe the largest manufacturer of home, office and gun safes in the world. This added investment in capacity in the U.S. will allow Liberty Safe to provide shorter lead times and competitive pricing to its North American customer base. This will allow Liberty safe to capture additional market share, growing its revenue base and adding more margin dollars to the bottom line. In addition, Liberty Safe will be able to reduce its investment in inventory by no longer having to rely upon long lead times and the inaccuracies of forecasting.

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

Liberty Safe produces 39 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Remington, Cabela’s, John Deere and others. Liberty Safe also sells commercial safes, vault doors and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.

Competitive Strengths

#1 Premium Home and Gun Safe Brand with Strong Momentum in the Market – Liberty Safe achieved the status of #1 selling safe company in America in 1994 (per statistics provided by Sargent & Greenleaf, the primary lock supplier to the industry) and maintains this prominent position today. The market for premium home and gun safes is highly fragmented, and management estimates that Liberty Safe’s net sales are over twice those of its next largest competitor in the category. Liberty Safe continues to gain market share from the various smaller participants who lack the distribution and sales and marketing capabilities of Liberty Safe.

State-of-the-Art and Scalable Operations – Over the past five years, management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Under current ownership, the company has transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. The company’s strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) reengineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. Since 2007, the company has reduced its lead times from 4 – 6 weeks to approximately seven days. These shorter production cycles coupled with better demand forecasting have significantly reduced working capital needs for the business by reducing domestic inventory from approximately 7,000 units to 3,000 units since 2007. Improved automation and workflow organization have decreased labor hours over 20% per safe from 8.3 in 2005 to 6.3 in 2012 for rolled steel safes. These recent initiatives combined with the company’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture.

Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012 Liberty Safe began manufacturing entry level safes that were previously sourced from an Asian manufacturer, on its new production line. As a result, over 90% of Liberty Safe products will now be made in the U.S. The average labor hours per entry level safe on this new production line is two hours. The increased capacity also positions Liberty Safe to grow its revenue base by more than was otherwise possible and profit from the product produced when compared to the all-in cost of the Asian sourced product.

The company has leased for the past ten years a manufacturing and distribution facility in Payson, Utah that represents the most scalable domestic facility in the industry. The company’s multi-faceted production capabilities allow for substantial flexibility and scalable capacity, thus assuring a level of supply chain execution far superior to any of its competitors.

Reputation for High Quality Products – Liberty Safe is passionate about offering only the highest quality products on a consistent basis, which over the years has gained it an enviable reputation and a key point of differentiation from its competitors. Liberty Safe distinguishes its products through tested security and fire protection features and industry leading design focused on functionality and aesthetics. The design of its safes meet rigorous internal benchmarks for security and fire protection, with most receiving certification from Underwriters Laboratory, Inc. (“UL”), the leading product safety standard certification, for its security capabilities. Additionally, Liberty Safe’s investment in accessories and feature options have made Liberty safes the most visually appealing and functional in the industry, while providing more customized solutions for retailers and consumers.

Trusted Supplier to National Retailer and Dealer Accounts – Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Gander Mountain, Cabela’s and Lowe’s. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers better salespeople through a proprietary suite of training tools, including in-store training, new product demonstrations, online education programs and sales strategy literature.

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

•	Acquire businesses within the premium home and gun safe industry and/or leverage Liberty’s platform into new products or channels

•	Offer additional accessory products to existing distribution networks

Customers

Liberty Safe prides itself on its ability to provide high-quality, innovative products and industry-leading customer service. As a result, it has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Traditionally, the Dealer channel has accounted for the majority of the Liberty Safe’s net sales, but through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become the leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm & fleet retailers, home improvement retailers and club retailers. As of December 31, 2012, 2011 and 2010, Liberty Safe had 16, 16 and 22 National account customers, respectively, that are estimated to have accounted for approximately 57% of net sales.

Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2012, 2011 and 2010, there were 343, 325 and 322 Dealers that accounted for 43%, 39% and 38% of net sales, respectively.

Cabela’s, Liberty Safe’s largest customer accounted for approximately 15.0%, 13.2% and 15.2% of net sales in 2012, 2011 and 2010, respectively.

Sales & Marketing

Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels. Liberty Safe began advertising nationally on the Glen Beck show in the second half of 2010. This advertising has been highly successful and Liberty has continued this advertising in 2011 and 2012.

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

Suppliers

Liberty’s primary raw materials are steel, sheetrock, wood, locks, handles and fabric, for which it receives multiple shipments per week. Materials, on average, account for approximately 65% of the total cost of a domestically produced safe, with steel accounting for approximately 55% of material costs. Liberty purchases its materials from a combination of domestic and foreign suppliers. Historically, Liberty Safe has been able to pass on raw material price increases to its customers.

Liberty purchased over 29 million pounds of steel in 2012 primarily from domestic suppliers, using contracts that lock in prices two to three quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to 14. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.

Liberty Safe had approximately $13.2 million and $8.1 million in firm backlog orders at December 31, 2012 and 2011, respectively.

Intellectual Property

Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights.

Liberty Safe currently owns 25 trademarks and 2 patents on proprietary technologies for safe products.

Research and Development

Liberty’s approach to R&D and innovation drives customer satisfaction and differentiation from competitive products. Liberty is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. The Company’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables the Company to stay at the forefront of customer demands. The Company’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.8 million, $0.7 million and $0.1 million in 2012, 2011 and 2010, respectively.

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

As of December 31, 2012, Liberty Safe had 342 full-time employees and 113 temporary employees. The Company’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.

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

Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattresses (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of a select group of products, which are manufactured in Taiwan) and are FDA compliant.

For the fiscal years ended December 31, 2012, 2011 and 2010, Tridien had net sales of approximately $55.9 million, $55.9 million and $61.1 million, and operating income of $3.7 million, $5.0 million and $8.0 million, respectively. Tridien had total assets of $44.5 million, $42.8 million and $44.2 million at December 31, 2012, 2011 and 2010, respectively. Net sales from Tridien represented 6.3%, 9.2% and 12.1% of our consolidated net sales for fiscal years 2012, 2011 and 2010, respectively.

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

On October 5, 2006, Tridien acquired the patient positioning device business of Anatomic Concepts. The acquired operations were merged into Tridien’s operations. Anatomic is a leading supplier of operating suite patient positioning devices and support surfaces focused on the price sensitive long term care and home healthcare markets.

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

Immobility caused by injury, old age, chronic illness or obesity is the main cause for the development of pressure ulcers. In these cases, the person lying in the same position for a long period of time puts pressure on the bony prominence of the body surface. This pressure, if continued for a sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these cells deprived of oxygen, begin to break down and form sores. In addition to constant or excessive pressure, other contributing factors to the development of pressure ulcers include heat, moisture, friction and sheer, or pull on the skin due to the underlying fabric.

The prevalence rate of pressure ulcers in acute care facilities has been seen as high as 34%, with costs of treatment as high as $70,000 per ulcer, causing an estimated burden of an additional 22 million Medicare hospital days. Further it has been reported that another 2% to 28% of all nursing home patients suffer from pressure ulcers. We believe that providing the right therapeutic support surfaces is a necessary intervention for these ulcers. Management believes the need for medical support surfaces will continue to grow due to several favorable demographic and industry trends including the increasing incidence of obesity in the United States, increasing life expectancies and an increasing emphasis on prevention of pressure ulcers by hospitals and long term care facilities.

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

Beyond favorable demographic trends, Tridien’s management believes healthcare institutions are placing an increased emphasis on the prevention of pressure ulcers. According to Medicare guidelines, hospitals are no longer able to be reimbursed for the treatment of in-house acquired wounds, resulting in continued focus by hospitals in preventing and treating such wounds. The end result is that if an at-risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of healing. As a result of increasing litigation and the high cost of healing pressures ulcers, healthcare institutions are now focusing on using pressure relief equipment to reduce the incidence of in-house acquired pressure ulcers.

Products and Services

Specialty beds, mattress replacements and mattress overlays (i.e. therapeutic surfaces) are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and therapeutic surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare settings. Medical therapeutic surfaces are designed to have preventative and/or therapeutic uses. The basic product categories are as follows:

•

Powered Support Surfaces: Mattresses which can be used for therapy or prevention and are typically manufactured using an electronic power source with air cylinders or a combination of air cylinders and foam and provide Alternating Pressure, Low Air Loss, or Lateral Rotation. Alternating Pressure Systems are designed to inflate alternate cylinders while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. This type of therapy provides movement under the patient’s skin to eliminate both excessive and constant pressure, the leading cause of pressure ulcers. The powered control unit provides automatic changes in the distribution of air pressure. Tridien’s Alternating Pressure Systems in the SenTech

line incorporate its intellectual property in the way these automatic changes take place. This patented technology allows for a more comfortable surface with aggressive therapeutic alternating pressure. Another typical type of powered surface is Lateral Rotation which can aid in laterally turning a patient to reduce risks associated with fluid building up in a patient’s lungs. A feature often found in Powered Surfaces is Low Air Loss that allows air to flow from the mattress to address the moisture and temperature environment on the patient’s skin, contributing factors to pressure ulcers. Tridien currently produces patented designs for the performance of both Alternating Pressure and Low Air Loss mattress systems which management believes provides the optimum healing therapy for the patient. Powered support surfaces are typically used in acute care settings and when more aggressive therapy is needed. Powered Support Surfaces represented approximately 18.7% of net sales in 2012 and 19.6% of net sales in 2011 and 2010.

•

Non-Powered Support Surfaces: Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of these. In the case of water, air or gel materials, they are held in place with containment bladders. Non-powered mattress replacement systems help redistribute a patient’s body weight to lessen forces on pressure points by envelopment into the surface. These products address the excessive pressure under a patient, but do not address the constant pressure applied to an area. Non-powered surfaces are generally used for prevention rather than treatment and currently comprise the majority of support surfaces. Currently Tridien manufactures a broad range of non-powered mattress systems using air, foam and gel. Non- powered support surfaces represented 53.6%, 53.1% and 53.2% of net sales in each of the years ended December 31, 2012, 2011 and 2010, respectively.

•

Positioning devices: Positioning devices are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Tridien offers a complete range of foam positioning devices. Patient positioning devices represented 27.7%, 27.3% and 25.6% of net sales in each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

Span America Medical Systems (NASDAQ: SPAN): ($76 million in fiscal 2012 sales) Span America’s medical division includes the sales of skin care products, bedside mats, and foam mattress overlays and replacement mattresses, including the PressureGuard therapeutic mattress, Span-Aid patient positioners (used to elevate and support body parts) and Dish pressure-relief seat cushions to aid wound healing. Span America reported that approximately 30% of their revenue in 2012 was attributed to their therapeutic support surface segment. Span America also supplies safety catheters and makes specialty packaging products for use in outdoor furniture.

Business Strategies

Tridien’s management is focused on strategies to grow revenues, improve operating efficiency and improving gross margins. Of particular note, Tridien has completed four acquisitions since its inception and has achieved numerous benefits to this consolidation within the support surfaces industry. The following is a discussion of these strategies:

Offer customers high quality, consistent product, on a national basis – Products produced by Tridien and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs. Tridien offers its customers the highest standards of quality through its robust Quality Management Systems. All Tridien facilities are ISO 13485 registered.

•

Leverage scale to provide industry leading research and development – Medical therapeutic surfaces are becoming increasingly technologically advanced. Tridien’s management believes that many smaller competitors do not have the resources required to effectively meet the changing needs of their customers and believes that increased scale and investments in engineering and technology will allow it to better serve its customers through industry leading research, technology and development.

•

Pursue cost savings through scale purchasing and operational improvements – Many of the products used to manufacture medical support surfaces are standard in nature and management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales.

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

Tridien is working to develop the next generation of products in surfaces. The new product development process often requires 2 to 6 months for prevention products and 12 to 24 months for treatment products, of research, engineering and testing cooperation. Tridien will provide technical support and repair services for its products as well, a differentiating characteristic valued by its customers. The expected increase in spending will allow Tridien to focus on the next generation products. During the years ended December 31, 2012, 2011 and 2010, Tridien incurred $2.1 million, $1.8 million and $1.3 million, respectively, in research and development costs.

Sales and Marketing

Support surfaces are primarily sold through distributors, who either rent or sell to acute care (hospitals) facilities, long term care facilities and home health care organizations. The acute care distribution market for support surfaces is dominated by large suppliers such as Stryker Corporation and Hill-Rom Holdings Inc. Other national distributors usually provide specific types of support surface technology. Beyond national distribution intermediaries there are numerous smaller more regional distributors who will purchase support surfaces developed by Tridien as certain brand lines are known in the market as providing proven therapy.

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

Customers

During the fourth quarter of 2010 two of Tridien’s largest customers merged. The combined entity accounted for 33.4%, 38.2% and 39.1% of gross sales in 2012., 2011 and 2010, respectively. Another customer accounted for 26.0%, 25.2% and 24.0% of sales in 2012, 2011 and 2010, respectively. Approximately 66.6%, 64.1% and 63.5% of Tridien’s sales have been to its three largest customers in 2012, 2011 and 2010, respectively. Tridien’s top ten customers accounted for 79.7%, 84.5% and 82.8% of gross sales in 2012, 2011 and 2010, respectively.

Substantially all revenue is derived from sales within the United States.

Tridien had approximately $2.4 million and $1.6 million in firm backlog orders at December 31, 2012 and 2011, respectively.

Suppliers

Tridien’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Tridien’s largest raw material suppliers are Foamex International, Inc., Dartex Coatings, Inc. and Uretek, LLC. Tridien uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. We expect these costs, particularly those related to polyurethane foam to increase during fiscal 2012 due to recent trends in related commodity prices. Actions taken by manufacturers of petro-chemical commodities such as capacity reductions could influence price changes from our supplier. The cost of raw materials as a percentage of sales was approximately 48% of gross sales in fiscal 2012, 48% of gross sales in fiscal 2011 and 46% of gross sales in fiscal 2010.

Intellectual Property

Tridien has 12 patents issued, filed from 1996 to 2005, and has 12 filed and pending patents.

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

Employees

As of December 31, 2012, Tridien employed 284 persons in all its locations together with 77 temporary employees. None of Tridien’s employees are subject to collective bargaining agreements. We believe that Tridien’s relationship with its employees is good.

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

We may have conflicts of interest with the noncontrolling shareholders of our businesses.

The boards of directors of our respective businesses have fiduciary duties to all their shareholders, including the Company and noncontrolling shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of the Company or our shareholders. In dealings with the Company, the directors of our businesses may have conflicts of interest and decisions may have to be made without the participation of directors appointed by the Company, and such decisions may be different from those that we would make.

Our third party credit facility exposes us to additional risks associated with leverage and inhibits our operating flexibility and reduces cash flow available for distributions to our shareholders.

At December 31, 2012, we had approximately $252.2 million outstanding under our Term Loan Facility and $24.0 million outstanding under our Revolving Credit Facility. We expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2012, we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected

CGI may exercise significant influence over the Company.

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

Our Manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the management services agreement, regardless of the performance of our businesses. The calculation of the management fee is unrelated to the Company’s net income. As a result, the management fee may incentivize our Manager to increase the amount of our assets, for example, the acquisition of additional assets or the incurrence of third party debt rather than increase the performance of our businesses.

We cannot determine the amount of the management fee that will be paid over time with any certainty.

The management fee paid to CGM for the year ended December 31, 2012, was $17.8 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.

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

As of December 31, 2012, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $132.4 million, and goodwill of $257.5 million.

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

Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 20% of net sales in 2012. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.

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

New regulations related to conflict minerals may force certain of our businesses to incur additional expenses, may make the supply chain of such businesses more complex and may result in damage to the customer relationships of such businesses.

In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission promulgated final rules regarding disclosure of the use of certain minerals and their derivatives, including tin, tantalum, tungsten and gold, known as “conflict minerals,” if these minerals are necessary to the functionality or production of the company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals.

The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacturing processes for certain products of our businesses. In addition, some of our businesses may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in the products of certain of our businesses. Since the supply chain of certain of our businesses is complex, the due diligence procedures implemented may not enable such businesses to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free, which may harm the reputation of some of our businesses. Some of our businesses may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm relationships with such customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which some of our businesses source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase costs and adversely affect the manufacturing operations and profitability of certain of our businesses. Any one or a combination of these various factors could negatively impact our financial condition, business and results of operations.

The proposed spending cuts imposed by the Budget Control Act of 2011 (“BCA”) could impact the operating results and profit of our businesses.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposes greater constraints on government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense (“DoD”) base budgets over a ten-year period ending in 2021. The BCA also provides for an automatic sequestration process, originally slated to commence in January 2013, that imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with 2013 and continuing through 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law, which among other things effectively delayed the implementation of the automatic sequestration process by approximately two months and reduced the spending cuts that were scheduled to occur during 2013 in proportion to the delay. Although we cannot predict whether the automatic sequestration process will be allowed to proceed as set forth in ATRA and the BCA, or whether it will be further modified by new or additional legislation, a significant decline in overall U.S. government or DoD spending, a substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards could have a material adverse effect on our businesses, result of operations and financial condition.

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

AFM’s results of operations are affected by many economic factors, including the level of economic activity in the markets in which AFM operates. The retail promotional furniture business has been impacted by a variety of factors relating to the recent economic downturn, including high unemployment, lack of consumer credit, increased fuel costs and the depressed housing market. To ensure on-going compliance with the financial covenants of AFM’s credit facility, we, in our capacity as the majority shareholder of AFM, contributed equity proceeds of approximately $3.5 million in 2012. While we continue to be confident in AFM’s ability to execute on its business strategy as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, if unfavourable economic conditions continue to challenge the furniture industry we may seek strategic alternatives with respect to our investment in AFM.

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

Two of Tridien’s largest customers represented approximately 59.4% of its gross sales in 2012.

Tridien has significant exposure to two key customers. The loss of either customer could negatively impact Tridien’s financial condition, business and results of operations.

Section 4191 of the Internal Revenue Code imposes a 2.3% excise tax on the sale of certain medical devices by the manufacturer or importer of the device beginning January 1, 2013.

If Tridien is unable to pass the tax on to its customers, such tax may have a material adverse effect on gross profit, operating income and CAD.

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

Risks Related to Arnold

Changes in the cost and availability of certain rare earth minerals and magnets could materially harm Arnold’s business, financial condition and results of operations.

Arnold manufactures precision magnetic assemblies and high-performance rare earth magnets including Samarium Cobalt magnets. Arnold is especially susceptible to changes in the price and availability of certain rare earth materials. The price of these materials has fluctuated significantly in recent years and we believe price fluctuations are likely to occur in the future. Arnold’s need to maintain a continuing supply of rare earth materials makes it difficult to resist price increases and surcharges imposed by its suppliers. Arnold’s ability to pass increases in costs for such materials through to its customers by increasing the selling prices of its products is an important factor in Arnold’s business. We cannot guarantee that Arnold will be able to maintain an appropriate differential at all times. If costs for rare earth materials increase, and if Arnold is unable to pass along, or is delayed in passing along, those increases to its customers, Arnold will experience reduced profitability. Rare earth minerals and magnets are available from a limited number of suppliers, primarily in China. Political and civil instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties, quotas or embargoes, may affect the market price and availability of rare earth materials, particularly from China. If a substantial interruption should occur in the supply of rare earth materials, Arnold may not be able to obtain other sources of supply in a timely fashion, at a reasonable price or as would be necessary to satisfy its requirements. Accordingly, a change in the supply of, or price for, rare earth minerals and magnets could materially harm Arnold’s business, financial condition and results of operations

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. – PROPERTIES

Advanced Circuits

Advanced Circuits operations are located in an 113,000 square foot building in Aurora, Colorado, a 30,000 square foot building in Tempe, Arizona, and a 50,000 square foot building in Maple Grove, Minnesota. These facilities are leased and comprise both the factory and office space. The lease terms are for approximately 15 years with a renewal option at the Aurora, Colorado location for an additional 10 years.

American Furniture

American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, MS, of which approximately 750,000 square feet was refurbished in 2008 as a result of damage caused by a fire in 2008. This 1.1 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. AFM can add additional manufacturing lines within its existing footprint to accommodate demand during peak times. In addition to AFM’s primary manufacturing facility, AFM owns or leases approximately 250,000 square feet of warehouse and small manufacturing space within the vicinity of its primary Ecru facility. AFM also leases approximately 12,000 square feet of showroom space in High Point, North Carolina, allowing it to showcase its products to buyers during trade shows held in the area.

Arnold

Arnold is headquartered in Rochester, New York and has nine manufacturing facilities. The summary below outlines Arnold’s property locations. Arnold owns the Ogallala, NE location and the others are leased.

Location	Sq. Ft.	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marietta, OH	22,646	Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Guangdong Province, Peoples Republic of China	154,210	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	58,405	Office/Warehouse
Hanau, Germany	1,092	Office
Crolles, France	538	Office

CamelBak

CamelBak’s headquarters is located in Petaluma, California where they lease approximately 33,000 square feet of office space and an additional 1,000 square feet of storage space. CamelBak also leases manufacturing and warehouse facilities in San Diego, California (124,000 square feet) and Tijuana, Mexico (53,000 square feet), and office space in Mareveles, Phillipines (6,500 square feet) and in Bassano, Italy (1,400 square feet).

Ergobaby

Ergobaby operates out of five offices. Its corporate headquarters is in Los Angeles, California where it leases 8,800 square feet. Ergobaby’s European headquarters is located in Hamburg, Germany where it leases approximately 2,411 square feet and a sales office in Paris, France. Ergobaby also leases 2,426 square feet of office space in Pukalani, Hawaii. Orbit Baby leases 41,400 square feet of office, manufacturing and warehouse space in Newark, California.

Fox

Fox leases its corporate headquarters which is located in a 51,000 square foot facility in Scotts Valley, California and leases the main manufacturing facility which is located in an 86,000 square foot facility in Watsonville, California. In addition, Fox leases three other smaller facilities totaling approximately 83,500 square feet in the surrounding Santa Cruz California area.

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

Quarter Ended	High	Low	Distribution Declared
December 31, 2012	$15.70	$13.49	$0.36
September 30, 2012	15.31	13.72	0.36
June 30, 2012	15.16	12.12	0.36
March 31, 2012	15.58	12.58	0.36
December 31, 2011	18.16	15.92	0.36
September 30, 2011	16.30	13.03	0.36
June 30, 2011	16.30	11.00	0.36
March 31, 2011	16.08	11.45	0.36

COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK

The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NASDAQ Stock Market Index, the NASDAQ Other Finance Index, the NYSE Composite Index and the NYSE Financial Sector Index from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2012. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

Data	June 30, 2006	September 30, 2006	December 31, 2006
Compass Diversified Holdings	$94.88	$102.73	$117.00
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59
NYSE Financial Sector Index	$96.28	$102.56	$109.91
NYSE Composite Index	$97.39	$100.98	$108.96

Data	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Compass Diversified Holdings	$116.32	$125.83	$115.41	$109.10
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11
NYSE Financial Sector Index	$108.12	$110.18	$106.81	$95.51
NYSE Composite Index	$110.42	$117.71	$119.69	$116.13

Data	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Compass Diversified Holdings	$98.39	$87.54	$109.45	$90.41
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91
NYSE Financial Sector Index	$83.31	$71.39	$69.23	$44.28
NYSE Composite Index	$104.88	$103.25	$89.81	$68.64

Data	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Compass Diversified Holdings	$73.55	$68.75	$91.64	$114.42
NASDAQ Stock Market Index	$68.57	$82.32	$95.21	$101.80
NASDAQ Other Finance Index	$55.01	$68.57	$74.63	$75.76
NYSE Financial Sector Index	$33.01	$44.86	$56.70	$54.32
NYSE Composite Index	$59.39	$70.40	$82.39	$85.66

Data	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Compass Diversified Holdings	$139.58	$124.69	$152.90	$169.77
NASDAQ Stock Market Index	$107.57	$94.62	$106.26	$119.01
NASDAQ Other Finance Index	$77.58	$67.39	$70.23	$84.52
NYSE Financial Sector Index	$58.00	$49.31	$53.76	$57.05
NYSE Composite Index	$88.80	$77.13	$86.81	$94.95

Data	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Compass Diversified Holdings	$143.35	$163.05	$122.22	$126.56
NASDAQ Stock Market Index	$124.76	$124.42	$108.36	$116.87
NASDAQ Other Finance Index	$86.58	$82.50	$66.10	$71.25
NYSE Financial Sector Index	$59.27	$56.77	$43.78	$46.75
NYSE Composite Index	$100.21	$99.18	$80.97	$89.14

Data	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Compass Diversified Holdings	$153.56	$147.20	$158.36	$159.96
NASDAQ Stock Market Index	$138.69	$131.67	$139.80	$135.46
NASDAQ Other Finance Index	$83.12	$80.69	$83.59	$83.87
NYSE Financial Sector Index	$55.18	$51.30	$54.71	$58.85
NYSE Composite Index	$97.85	$93.02	$98.37	$100.67

Distributions

For the years 2012 and 2011 we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share

December 31, 2012	January 10, 2013	January 31, 2013	$0.36

September 30, 2012	October 9, 2012	October 31, 2012	$0.36

June 30, 2012	July 10, 2012	July 31, 2012	$0.36

March 31, 2012	April 10, 2012	April 30, 2012	$0.36

December 31, 2011	January 5, 2012	January 30, 2012	$0.36

September 30, 2011	October 10, 2011	October 31, 2011	$0.36

June 30, 2011	July 6, 2011	July 28, 2011	$0.36

March 31, 2011	March 10, 2011	April 12, 2011	$0.36

We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. – SELECTED FINANCIAL DATA

The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. We completed our IPO on May 16, 2006 and used the proceeds of the IPO and separate private placement transactions that closed in conjunction with our IPO, and from our Prior Credit Agreement, to purchase controlling interests in four of our initial operating subsidiaries. The following table details our acquisitions and dispositions subsequent to our IPO.

Acquisitions:	Acquisition Date	Disposition Date
Advanced Circuits(1)	May 16, 2006	n/a
Staffmark(1)	May 16, 2006	October 17, 2011
Crosman(1)	May 16, 2006	January 5, 2007
Silvue(1)	May 16, 2006	June 25, 2008
Tridien	August 1, 2006	n/a
Aeroglide	February 28, 2007	June 24, 2008
HALO	February 28, 2007	May 1, 2012
American Furniture	August 31, 2007	n/a
Fox	January 4, 2008	n/a
Liberty	March 31, 2010	n/a
ERGObaby	September 16, 2010	n/a
CamelBak	August 24, 2011	n/a
Arnold Magnetics	March 5, 2012	n/a

(1)	Represent initial operating subsidiaries.

The operating results for HALO are reflected as discontinued operations in 2012, 2011, 2010, 2009 and 2008 and are not included in the continuing operations data below. The operating results for Staffmark are reflected as discontinued operations in 2011, 2010, 2009 and 2008 and are not included in the continuing operations data below. The operating results for Aeroglide are reflected as discontinued operations in 2008 and are not included in the continuing operations data below. The operating results for Silvue are reflected as discontinued operations in 2008 and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Net sales	$884,721	$606,644	$504,659	$364,083	$372,330
Cost of sales	605,867	427,500	366,297	266,452	271,361

Gross profit	278,854	179,144	138,362	97,631	100,969
Operating expenses:
Selling, general and administrative	161,141	110,031	81,585	51,740	58,364
Supplemental put expense (reversal)	15,995	11,783	32,516	(1,329)	6,382
Management fees	17,633	16,283	14,576	12,066	12,990
Amortization expense	30,268	22,072	17,023	12,290	12,772
Impairment expense	—	27,769	38,835	—	—

Operating income (loss)	$53,817	$(8,794)	$(46,173)	$22,864	$10,461

Income (loss) from continuing operations	$5,753	$(32,801)	$(66,324)	$(657)	$(12,558)
Income (loss) and gain (loss) from discontinued operations	(1,413)	105,613	21,554	(38,988)	94,345

Net income (loss)	4,340	72,812	(44,770)	(39,645)	81,787
Net income from continuing operations – noncontrolling interest	8,508	5,641	902	2,378	1,628
Net income (loss) from discontinued operations – noncontrolling interest	(226)	2,212	3,085	(15,753)	1,865

Net income (loss) attributable to Holdings	$(3,942)	$64,959	$(48,757)	$(26,270)	$78,294

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.06)	$(0.81)	$(1.64)	$(0.09)	$(0.45)
Discontinued operations	(0.02)	2.18	0.45	(0.67)	2.93

Basic and fully diluted income (loss) per share attributable to Holdings	$(0.08)	$1.37	$(1.19)	$(0.76)	$2.48

Cash Flow Data:
Cash provided by operating activities	$52,566	$91,374	$44,841	$20,213	$40,549
Cash used in investing activities	(84,426)	(86,620)	(182,392)	(4,982)	(24,793)
Cash (used in) provided by financing activities	(82,232)	114,080	119,592	(81,209)	(37,561)
Net (decrease) increase in cash and cash equivalents	(114,129)	118,834	(17,959)	(65,978)	(21,805)

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Current assets	$267,659	$360,221	$333,339	$275,027	$335,201
Total assets	955,201	1,029,906	984,041	831,012	984,336
Current liabilities	113,799	118,162	151,404	129,887	139,370
Long-term debt	267,008	214,000	94,000	74,000	151,000
Total liabilities	498,989	433,428	408,131	322,946	440,458
Noncontrolling interests	41,584	98,969	87,840	70,905	79,431
Shareholders’ equity attributable to Holdings	414,628	497,509	488,070	437,161	464,447

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

From May 16, 2006 through December 31, 2012, we purchased thirteen businesses (each of our businesses is treated as a separate operating segment) and disposed of five as follows:

Acquisitions

•

On May 16, 2006, we made loans to and purchased a controlling interest in CBS Personnel Holdings for $55 million and later Staffmark Holdings, Inc., which we refer to as Staffmark, for approximately $129 million.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million.

•

On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million. As of December 31, 2012, we own approximately 69.4% of the common stock on a primary basis and 69.4% fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million.

•

On August 1, 2006, we made loans to and purchased a controlling interest in Tridien for approximately $31 million. As of December 31, 2012, we own approximately 81.3% of the common stock on a primary basis and 67.4% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million.

•	On February 28, 2007, we made loans to and purchased a controlling interest in HALO for approximately $62 million.

•

On August 31, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million. As of December 31, 2012, we own approximately 99.9% of the common stock on a primary basis and 99.9% on a fully diluted basis.

•

On January 4, 2008, we made loans to and purchased a controlling interest in Fox for approximately $80.4 million. As of December 31, 2012, we own approximately 75.8% of the common stock on a primary basis and 70.6% on a fully diluted basis.

•

On March 31, 2010, we made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million. As of December 31, 2012 we own approximately 96.2% on a primary basis and 86.7% on a fully diluted basis.

•

On September 16, 2010, we made loans to and purchased a controlling interest in Ergobaby for approximately $85.2 million. As of December 31, 2012, we own approximately 81.1% on a primary basis and 77.1% on a fully diluted basis.

•

On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for approximately $258.6 million. As of December 31, 2012, we own approximately 89.9% on a primary basis and 79.7% on a fully diluted basis.

•

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $130.5 million. As of December 31, 2012, we own approximately 96.7% on a primary basis and 87.6% on a fully diluted basis.

Dispositions

•	On January 5, 2007, we sold all of our interest in Crosman, for approximately $143 million. We recorded a gain on the sale in the first quarter of 2007 of approximately $36 million.

•	On June 24, 2008, we sold all of our interest in Aeroglide, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $34 million.

•	On June 25, 2008, we sold all of our interest in Silvue, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $39 million.

•	On October 17, 2011, we sold our interest in Staffmark for approximately $217.2 million. We recorded a gain on the sale in the fourth quarter of 2011 of approximately $89 million.

•	On May 1, 2012 we sold our interest in HALO for approximately $66.0 million. We recorded a loss on the sale of $0.5 million in 2012.

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

2012 Highlights

Acquisition of Arnold Magnetics

On March 5, 2012, we purchased a controlling interest in Arnold Magnetics, with headquarters in Rochester, NY. Arnold Magnetics has an operating history of more than 100 years and is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its nine manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, the company produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold Magnetics has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide.

The purchase price, including proceeds from non-controlling interests, was approximately $130.5 million (excluding acquisition-related costs), was based on a total enterprise value of $124.2 million, and included approximately $6.3 million in cash and working capital. Acquisition related costs were approximately $4.8 million. We funded the acquisition through available cash on hand and a draw of $25 million on our Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside us, collectively representing approximately 3.4% in initial non-controlling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

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

Sale of Halo

On May 1, 2012, we sold all of the issued and outstanding capital stock of HALO to Candlelight Investment Holdings, Inc. The total enterprise value received for HALO was approximately $76.5 million. At the closing, we received approximately $66.0 million in cash in respect of our debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The net proceeds were used to repay outstanding debt under our Revolving Credit Facility. We recorded a loss on the sale of HALO of $0.5 million.

2012 Distributions

For the 2012 fiscal year we declared distributions to our shareholders totaling $1.44 per share.

Areas of focus in 2012

The areas of focus for 2012, which are generally applicable to each of our businesses, include:

•	Taking advantage, where possible to increase market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Continuing to pursue expense reduction and cost savings through contraction in discretionary spending, and reductions in workforce and production levels in response to lower production volume; and

•

Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders.

Middle market deal flow during 2012 was mixed, with tax-driven transactions increasing offset by the impact that uncertain macroeconomic and political environments had on potential sellers. Valuation levels for high quality acquisitions were robust due to well capitalized strategic and financial buyers seeking to deploy equity capital coupled with the availability of debt financing with attractive terms. Despite current softness, we are cautiously optimistic that 2013 will reverse this trend of fewer transactions and believe that acquisition opportunities may increase for us in the latter half of 2013 as the overall acquisition environment improves, as well as due to certain marketing initiatives we are currently undertaking.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	January 4, 2008	March 31, 2010	September 16, 2010

Advanced Circuits	Tridien	American Furniture	Fox	Liberty Safe	Ergobaby

August 24, 2011	March 5, 2012

CamelBak	Arnold

Fiscal 2012, 2011 and 2010 each represent a full year of operating results included in our consolidated results of operations for four of our businesses. The remaining four businesses were acquired during fiscal 2012, 2011 and 2010 (see table above). As a result, we cannot provide a meaningful comparison of our actual historical consolidated results of operations for the year ended December 31, 2012 with the two prior years. In the following results of operations, we provide (i) our actual consolidated results of operations for the years ended December 31, 2012, 2011 and 2010, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2012, 2011 and for the seven businesses purchased prior to January 1, 2012, we include a comparative 2010 fiscal year as well. All years presented include relevant pro-forma adjustments and explanations where appropriate. The results below do not include the results of HALO, as this operating business was sold in May 2012 and its results of operations for all years is reflected as a component of discontinued operations.

Consolidated Results of Operations – Compass Diversified Holdings

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales	$884,721	$606,644	$504,659
Cost of sales (1)	605,867	427,500	366,297

Gross profit	278,854	179,144	138,362

Selling, general and administrative expense (1)	161,141	110,031	81,585
Management fees	17,633	16,283	14,576
Supplemental put expense	15,995	11,783	32,516
Amortization of intangibles	30,268	22,072	17,023
Impairment expense	—	27,769	38,835

Operating income (loss)	$53,817	$(8,794)	$(46,173)

(1)	We reclassified certain costs from selling, general and administrative expense to cost of sales totaling $6.6 million in 2011 and 2010 related to AFM’s revaluation of its standard costing system. Refer to AFM’s Results of Operations discussion that follows for more information.

Net sales

On a consolidated basis, net sales increased $278.1 million for the year ended December 31, 2012 compared to 2011, and $102.0 million for the year ended December 31, 2011 compared to 2010. The increases for both years are due principally to increased revenues (and in the case of Arnold Magnetics and CamelBak, incremental revenues) at each of our segments with the exception of American Furniture and Tridien. We realized revenues in the year ended December 31, 2012 totaling approximately $104.2 million and $157.6 million at Arnold Magnetics and CamelBak, respectively, which we acquired in March 2012 and August 2011, respectively, compared to $42.6 million in revenues recognized at CamelBak over the last four months of 2011. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales for each business segment.

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

Cost of sales

On a consolidated basis, cost of sales increased approximately $178.4 million for the year ended December 31, 2012, compared to 2011, and increased approximately $61.2 million for the year ended December 31, 2011 compared to 2010. These increases are due almost entirely to the corresponding increase in net sales. Gross profit as a percentage of net sales totaled approximately 31.5% and 29.5% for the years ended December 31, 2012 and 2011, respectively. Gross profit as a percentage of net sales totaled approximately 27.4% for the year ended December 31, 2010. The increase in gross profit as a percentage of sales for both the year ended December 31, 2012 compared to the same period in 2011 and the year ended December 31, 2011 compared to the same period in 2010 is principally attributable to the inclusion of the incremental CamelBak net sales in 2012 and 2011 and the inclusion of twelve months of Ergobaby net sales in 2011 compared to three months in 2010. CamelBak gross profit margin during the year ended December 31, 2012 was approximately 46% and ErgoBaby’s gross profit margin in 2011 was approximately 65%. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of cost of sales for each business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $51.1 million for the year ended December 31, 2012, compared to the same period in 2011, and increased approximately $28.4 million for the year ended December 31, 2011 compared to the same period in 2010. The majority of these increases are due to increases in costs directly tied to sales, such as commissions and direct customer support services, and incremental selling, general and administrative costs over the prior year at Ergobaby’s Orbit Baby segment, Arnold Magnetics and CamelBak during 2012 ($44.6 million) and CamelBak and Ergobaby during 2011 over the prior year ($27.0 million). At the corporate level, general and administrative costs increased approximately $2.3 million for the year ended December 31, 2012 compared to the same period in 2011 and decreased approximately $1.1 million for the year ended December 31, 2011 compared to the same period in 2010. The year over year increase in 2012 is due principally to (i) a non-cash charge totaling approximately $1.2 million related to the decrease in the fair value of a call option granted to the former CEO of Tridien during 2011; (ii) increased audit fees in connection with the Arnold acquisition ($0.7 million); and increased salaries and wages ($0.3 million). The year over year decrease in 2011 of approximately $1.1 million is due principally to a non-cash charge totaling approximately $1.2 million related to the decrease in the fair value of a call option granted to the former CEO of Tridien written down in 2011. -Refer to “Results of Operations – Our Businesses”, for a more detailed analysis of selling, general and administrative expense by segment.

Management fees

Pursuant to the Management Services Agreement (“MSA”), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the years ended December 31, 2012, 2011 and 2010 we incurred approximately $17.6 million, $16.3 million and $14.6 million respectively, in expense for these fees. The increase in management fees for the year ended December 31, 2012 compared to the same period in 2011 is due principally to the increase in consolidated adjusted net assets as of December 31, 2012 in connection with the Arnold Magnetics acquisition in March 2012. The increase in management fees in 2011 compared to 2010 is due principally to the inclusion of the 2011 acquisition of CamelBak in our consolidated adjusted net assets, offset in part by the $27.8 million impairment charge at American Furniture. Refer to – “Related Party Transactions and Certain Transactions Involving our Businesses” for more information about the MSA.

Supplemental put expense

In 2006, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the MSA. The Company accrued approximately $16.0 million, $11.8 million and $32.5 million in expense during the years ended December 31, 2012, 2011 and 2010, respectively. This expense represents that portion of the estimated increase/decrease in the fair value of our businesses over our original basis in those businesses that our Manager is entitled to if the MSA were terminated or those businesses were sold. The annual charges in each of the years 2012, 2011, and 2010 reflect a net increase in fair value of our majority owned subsidiaries compared to the previous year. – Please refer to “Related Party Transactions and Certain Transactions Involving our Businesses” and “Critical Accounting Estimates” for more information about the Supplemental Put Agreement.

Impairment expense

We incurred an impairment charge at American Furniture in the years ended December 31, 2011 and December 31, 2010 totaling approximately $27.8 million and $38.8 million, respectively. American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million), and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations we reclassified a number of trucks, trailers and a warehouse from property, plant and equipment to assets held for sale. In connection with this we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense. During the year ended 2010 we wrote down the value of goodwill by $35.5 million and the value of its trade name by $3.3 million. In all cases the write downs were triggered by a significant deterioration in American Furniture’s operations and profitability caused by an unprecedented drop in the promotional furniture market and demand for its product. The combination of increased unemployment, together with significant decreases in home purchases and availability of consumer credit has created the worst market for promotional furniture sales over the last two years that has been experienced over the last two decades. The remaining noncurrent asset subject to fair value testing at American Furniture is its trade name totaling approximately $0.6 million and property and equipment totaling $0.5 million. We do not anticipate any further write downs to American Furniture’s assets going forward.

We completed our annual impairment analysis of goodwill as of March 31, 2012 and there was no indication of goodwill impairment at any of our reporting units.

Results of Operations – Our Businesses

As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses. The following discussion reflects a comparison of the historical results of operations for each of our initial businesses (segments), the 2007, 2008, 2010 and 2011 acquisitions for the complete fiscal years ending December 31, 2012, 2011 and 2010. For the 2012 acquisition, the following discussion reflects comparative pro-forma results of operations for the entire fiscal years ending December 31, 2012 and 2011 as if we had acquired the businesses on January 1, 2011. Where appropriate, relevant pro-forma adjustments are reflected as part of the historical operating results. Adjustments to depreciation and amortization resulting from purchase allocations that are not “pushed down” to a business are not included as a component of operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.

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

While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined since 2000. In contrast, Advanced Circuits’ revenues increased steadily through 2008 (2009 saw a slight reduction) and increased again in 2010 and 2011, as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On March 11, 2010, Advanced Circuits acquired Circuit Express based in Tempe, Arizona for approximately $16.1 million. Circuit Express focuses on quick-turn manufacturing of prototype and low-volume quantities of rigid PCBs primarily for aerospace and defense related customers. On May 23, 2012 Advanced Circuits acquired Universal Circuits for approximately $2.3 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. Universal Circuits’ Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector. For the year ended December 31, 2012, the consolidated results of operations of Advanced Circuits includes net sales of Universal Circuits aggregating $8.5 million and gross profit of Universal Circuits aggregating $2.0 million, respectively. The following Results of Operations does not include any operating results from these two acquisitions prior to their respective date of acquisition.

Results of Operations

The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales	$84,071	$78,506	$74,481
Cost of sales	42,575	35,564	33,396

Gross profit	41,496	42,942	41,085
Selling, general and administrative expenses	13,975	12,855	17,333
Management fees	500	500	500
Amortization of intangibles	3,054	3,026	2,864

Income from operations	$23,967	$26,561	$20,388

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 increased approximately $5.6 million or 7.1%, over the corresponding year ended December 31, 2011. The increase in net sales is a result of an increase in gross sales of prototype and quick-turn production PCBs ($2.6 million), long-lead PCBs ($3.5 million) and assembly revenue ($2.0 million) during the year ended December 31, 2012 compared to the same period of 2011, offset in part by an increase in promotion and discount charges ($2.3 million). The increase in sales in all sectors, with the exception of assembly sales, is attributable to incremental sales associated with Universal Circuits during the year ended December 31, 2012. The increase in promotion and discount charges in 2012 compared to the same period of 2011 are principally the result of increased discounting and price promotions incurred during 2012 in response to competitor’s pricing in the long-lead sector. Assembly sales increased approximately $2.1 million in the year ended December 31, 2012 compared to the same period in 2011 and represented 9.2% of gross sales in 2012 compared to 7.6% in 2011.

Sales of quick-turn and prototype PCBs represented approximately 60.3% of net sales in 2012 compared to 62.9% in 2011.

Cost of sales

Cost of sales for the year ended December 31, 2012 increased approximately $7.0 million from the comparable period in 2011 due principally to the increase in sales. Gross profit as a percentage of sales decreased during the year ended December 31, 2012 (49.4% at December 31, 2012 compared to 54.7% at December 31, 2011). This decrease in margin is principally the result of: (i) the promotional pricing in long-lead PCB sales during the year ended December 31, 2012 noted above (1.3% impact); (ii) sales attributable to Universal Circuits (2.8% impact); and a larger proportion of assembly sales during the year ended December 31, 2012, compared to 2011, each which carry lower margins.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $1.1 million during the year ended December 31, 2012 compared to the same period in 2011 due principally to costs incurred at Universal Circuits for the year ended December 31, 2012. Selling, general and administrative costs were 16.6% of net sales in the year ended December 31, 2012 compared to 16.4% during the same period in 2011.

Income from operations

Operating income for the year ended December 31, 2012 was approximately $24.0 million compared to $26.6 million earned in the same period in 2011, a decrease of approximately $2.6 million, principally as a result of those factors described above.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 were approximately $78.5 million compared to approximately $74.5 million for the year ended December 31, 2010, an increase of $4.0 million or 5.4%. The increase in gross sales is principally due to increased sales in quick-turn ($2.1 million) and prototype ($1.4 million) production PCBs, offset in part by a decrease in revenues from long-lead ($0.2 million) and sub-contract ($0.5 million) production PCBs. Quick-turn production PCBs represented approximately 33.6% of gross sales for the year ended December 31, 2011 compared to approximately 32.6% for the fiscal year ended December 31, 2010. Prototype production represented approximately 29.3% of gross sales for the year ended December 31, 2011 compared to approximately 28.9% for the same period in 2010. Assembly sales which increased approximately $1.1 million represented approximately 7.6% of gross sales in 2011 compared to approximately 6.6% in 2010.

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

American Furniture

Overview

Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. American Furniture is a low-cost manufacturer and is able to ship most products in its line to over 800 customers within 48 hours of receiving an order.

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair and; (iv) accent tables.

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

American Furniture implemented a revised standard costing system in the year 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales as well as re-classifying certain manufacturing related expenses including rent, insurance, utilities and workers compensation from selling, general and administrative costs to cost of sales. The format of reporting cost of sales going forward together with the revised standard costing system and the revaluation of standard costs allows management to more timely react to changes in supply costs, product demand and overall price structure going forward, which in turn has mitigated the accumulation of lower margin product and has allowed for more advantageous product procurement. The results of operations for the years ended December 31, 2011 and 2010 includes the $6.6 million reclassification from selling, general and administrative expenses to cost of sales in order to make them consistent with current presentation.

Results of Operations

The table below summarizes the results of operations for American Furniture for the fiscal years ending December 31, 2012, 2011 and 2010. We purchased a controlling interest in American Furniture on August 31, 2007.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales	$91,455	$105,345	$136,901
Cost of sales	85,530	101,030	121,558

Gross profit	5,925	4,315	15,343
Selling, general and administrative expenses	7,393	9,549	10,913
Management fees	—	125	500
Amortization of intangibles	52	2,108	2,183
Impairment expense	—	27,769	38,835

Loss from operations	$(1,520)	$(35,236)	$(37,088)

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 decreased approximately $13.9 million, or 13.2%, over the corresponding year ended December 31, 2011. Stationary product gross sales decreased approximately $13.4 million, and motion product sales decreased approximately $1.0 million during the year ended December 31, 2012 compared to the same period of 2011. Sales of other products and a reduction in fuel surcharges are responsible for the remaining decrease in net sales during the year ended December 31, 2012 compared to 2011. Recliner sales increased approximately $1.7 million during this same period. The decrease in gross sales in the stationary and motion product categories and other products is principally the result of a continued soft current retail environment which has caused increasing competition in pricing in the promotional furniture category during the year ended December 31, 2012. In addition, our inability to ship certain products during the first quarter 2012, due to a delay in receiving fabric kits that we outsource to China that we were not able to replace, contributed approximately $1.0 million to the decline in sales. Sales to a large national retailer decreased approximately $8.1 million in 2012 compared to 2011. We do not expect to recapture these sales in 2013. The increase in recliner product sales is the result of supplying product to one of our largest customers for their recliner promotion event.

Cost of sales

Cost of sales decreased approximately $15.5 million in the year ended December 31, 2012 compared to the same period of 2011 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 6.5% in the year ended December 31, 2012 compared to 4.1% in 2011. The increase in gross profit as a percentage of sales of approximately 2.4% during the year ended December 31, 2012 is principally attributable to (i) a $1.6 million write off to adjust overhead absorption in inventory resulting from adjustments to its standard costs in July 2011; (ii) lower direct labor costs, primarily due to increased efficiencies in stationary and recliner production, and; (iii) increased selling prices on products and fewer closeout offerings over the course of the year due to the improvement of our inventory management. A number of cost saving initiatives were implemented throughout 2012, including facility consolidation and outsourcing frame cutting that contributed to the increase in gross profit margins in 2012 compared to 2011 that we believe will continue to have a positive impact on gross profit margins in 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012, decreased approximately $2.2 million compared to the same period of 2011. This decrease is primarily due to decreased costs of advertising and marketing ($0.6 million) and salaries and benefits ($1.3 million) during the year ended December 31, 2012 compared to the same period of 2011.

Impairment expense

American Furniture incurred an impairment charges aggregating $27.8 million, during the year ended December 31, 2011. See explanation below.

Loss from operations

Loss from operations totaled approximately $1.5 million for the year ended December 31, 2012 compared to a loss from operations of approximately $35.2 million in the year ended December 31, 2011. The significant decline in operating loss was principally due the factors described above, particularly the impairment charge in 2011.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 decreased approximately $31.6 million or 23.1% over the corresponding period in 2010. Stationary product net sales decreased $19.0 million for the period while motion and recliner sales decreased $11.0 million. Occasional chairs, accent tables and rug sales decreased $1.2 million in 2011 compared to 2010. The decrease in product sales is the result of the softer furniture retail environment, especially in the more expensive product categories, such as our motion products, and the increasing presence of Asian import product which often offers a better overall value proposition to customers. The decrease in net sales of recliners, chairs, tables and rugs in 2011 is due to an overall weaker retail market for promotional furniture offerings in 2011 than in 2010. The promotional retail furniture market continues to be impacted by downward pressure from lower consumer spending on new furniture due principally to the limited access to credit available to new home buyers. Retail furniture sales rely heavily on consumer spending for new furniture when they move into a new home. In addition, the weak domestic overall economic environment coupled with high unemployment has had a significant negative effect on the promotional furniture market due to the impact it has had on the consumer who purchases our product. Sales to American Furniture’s largest customer decreased approximately $20 million in fiscal 2011 compared to 2010.

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

Arnold

Overview

Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics (or Arnold) is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

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

Arnold is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the year ended December 31, 2012.

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Pro Forma Results of Operations

The table below summarizes the pro-forma results of operations for Arnold for the full fiscal years ended December 31, 2012 and 2011. We acquired Arnold on March 5, 2012. The following operating results are reported as if we acquired Arnold on January 1, 2011.

	Year ended December 31,
(in thousands)	2012 (Pro-forma)	2011 (Pro-forma)

Net sales	$127,433	$136,348
Cost of sales (a)	98,769	106,325

Gross profit	28,664	30,023
Selling, general and administrative expenses (b)	15,821	15,943
Management fees (c)	500	500
Amortization of intangibles (d)	3,499	3,498

Income from operations	$8,844	$10,082

Pro-forma results of operations of Arnold for the annual periods ended December 31, 2012 and 2011 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the year ended December 31, 2012 does not include $3.1 million of amortization expense associated with the inventory fair value step-up recorded in 2012 as a result of and derived from the purchase price allocation in connection with our purchase of Arnold.
(b)	Selling, general and administrative costs were reduced by approximately $12.4 million and $0.4 million in the years ended December 31, 2012 and 2011, respectively, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager.
(d)	An increase in amortization of intangible assets totaling $0.6 million in 2012 and $2.7 million in 2011. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Arnold.

Pro Forma Year Ended December 31, 2012 Compared to the Pro Forma Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were approximately $127.4 million, a decrease of $8.9 million, or 6.5%, compared to the same period in 2011. The decrease in net sales is a result of decreased sales in the PMAG product sector ($6.2 million) and decreases in sales in the Flexmag ($0.7 million) and Rolled Products ($2.0 million) sectors. PMAG sales represented approximately 73.0% of net sales for the year ended December 31, 2012 compared to 72.8% for the same period in 2011. The decrease in PMAG sales during the year ended December 31, 2012 compared to the same period in 2011 is principally attributable to lower reprographic application sales, a component of PMAG. The decrease in Rolled Products sales is attributable to market softness in the U.S. defense market and the European energy market.

International sales were $57.0 million during the year ended December 31, 2012 compared to $62.0 million during the same period in 2011, a decrease of $5 million or 8.0%.

Cost of sales

Cost of sales for the year ended December 31, 2012 were approximately $98.8 million compared to approximately $106.3 million in the same period of 2011. The decrease of $7.6 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 22.0% for the year ended December 31, 2011 to 22.5% in the year ended December 31, 2012. The increase is attributable to increased margins in the PMAG sector due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the year ended December 31, 2012 compared to the same period in 2011, offset in part by a decrease in margins at its Rolled Product sector due to an unfavorable customer/product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 were approximately $15.8 million or 12.4% of net sales compared to $15.9 million or 11.7% of net sales for the same period in 2011. There were no significant changes in the components of these costs during the year.

Income from operations

Income from operations for the year ended December 31, 2012 was approximately $8.8 million compared to $10.1 million in income from operations recognized during the year ended December 31, 2011, a decrease of $1.2 million.

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

Pro Forma Results of Operations

The table below summarizes the pro-forma results of operations for CamelBak for the full fiscal years ended December 31, 2012, 2011 and 2010. We acquired CamelBak on August 24, 2011. The following operating results are reported as if we acquired CamelBak on January 1, 2010.

	Year ended December 31,
(in thousands)	2012	2011 (Pro-forma)	2010 (Pro-forma)

Net sales	$157,632	$141,286	$122,214
Cost of sales (a)	85,424	82,999	70,617

Gross profit	72,208	58,287	51,597
Selling, general and administrative expenses (b)	36,829	30,475	28,144
Management fees (c)	500	500	500
Amortization of intangibles (d)	9,378	9,313	9,512

Income from operations	$25,501	$17,999	$13,441

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

Year Ended December 31, 2012 Compared to the Pro Forma Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were approximately $157.6 million, an increase of $16.3 million, or 11.6%, when compared to the same period in 2011. The increase in net sales is a result of increased gross sales in Hydration Systems ($17.3 million) and Bottles ($10.7 million) offset in part by a decrease in sales of Gloves ($10.3 million) and Accessories ($0.5 million). The increased Bottle and Hydration Systems sales during the year ended December 31, 2012 compared to the same period in 2011 is attributable to the continued success of “Antidote”, CamelBak’s new reservoir for the recreational Hydration Systems line, introduced in 2010, the expansion of offerings in Bottles, such as eddyTM, the introduction of the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers, for all product lines. CamelBak began providing Hydration Systems as a subcontractor as part of the United States Marine Corps pack program beginning at the end of 2011 which accounted for a substantial portion of the increase in Hydration Systems sales in the year ended December 31, 2012 compared to the same period in 2011. CamelBak anticipates completion of this contract during the first quarter of 2013. The decrease in Glove sales during the year ended December 31, 2012 compared to the same period in 2011 is due to decreased demand from the U.S. military, resulting principally from a drawdown of U.S. combat troops during the period and the absence of sales from a direct contract with the U.S. Military that was not in effect in 2012 and will not be in effect during 2013.

Sales of Hydration Systems and Bottles represented approximately 84% of gross sales for the year ended December 31, 2012 compared to 75% for the same period in 2011. Military sales represented approximately 38% of gross sales for the year ended December 31, 2012 compared to 41% for the same period in 2011. International sales represented approximately 19% of gross sales for each of the years ended December 31, 2012 and 2011.

Cost of sales

Cost of sales for the year ended December 31, 2012 were approximately $85.4 million compared to approximately $83.0 million in the same period of 2011. The increase of $2.4 million is due principally to the corresponding increase in net sales. Gross profit as a percentage of sales increased to 45.8% for the year ended December 31, 2012 compared to 41.3% for the same period in 2011. The increase is attributable to a favorable sales mix in Bottles and Hydration Systems during the year ended December 31, 2012 compared to the same period last year, and the decrease in Glove sales as a percentage of total sales.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 increased to approximately $36.8 million or 23.4% of net sales compared to $30.5 million or 21.6% of net sales for the same period of 2011. The $6.4 million increase in selling, general and administrative expenses incurred is attributable to; (i) increases in sales commissions ($1.0 million); (ii) increases in marketing and promotion costs ($0.8 million), (iii) increases in professional fees ($0.8 million); and, (iv) increases in compensation expense ($2.7 million). The balance of the increase is due principally to increased infrastructure costs and general overhead, which together with the increases noted above were necessary to support expansion in connection with growth initiatives.

Income from operations

Income from operations for the year ended December 31, 2012 was approximately $25.5 million, an increase of $7.5 million when compared to the same period in 2011, based on the factors described above.

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

Ergobaby

Overview

Ergobaby, with headquarters in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products, strollers and accessories. Ergobaby offers a broad range of wearable baby carriers and related products that are sold through more than 650 retailers and web shops in the United States and internationally in approximately 50 countries. Ergobaby has three main product lines: baby carriers, strollers and accessories.

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

On November 18, 2011, Ergobaby acquired all the outstanding stock of Orbit Baby for $17.5 million. Orbit Baby produces and markets a premium line of stroller travel systems. Orbit Baby’s high-quality products include car seats, strollers and bassinets that are interchangeable using a patented hub ring.

Pro Forma Results of Operations

The table below summarizes the pro-forma results of operations for Ergobaby for the full fiscal years ended December 31, 2012, 2011 and 2010. We acquired Ergobaby on September 16, 2010. The following operating results are reported as if we acquired Ergobaby on January 1, 2010.

	Year ended December 31,
(in thousands)	2012	2011 (Pro-forma)	2010 (Pro-forma)

Net sales	$64,032	$44,327	$34,472
Cost of sales (a)	25,091	15,645	10,833

Gross profit	38,941	28,682	23,639
Selling, general and administrative expenses (b)	24,476	17,998	11,985
Management fees (c)	500	500	500
Amortization of intangibles (d)	3,037	1,828	1,715

Income from operations	$10,928	$8,356	$9,439

Pro-forma results of operations of Ergobaby for the annual periods ended December 31, 2011 and 2010 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the years ended December 31, 2011 and 2010 do not include $0.5 million and $3.8 million, respectively, of amortization expense recorded in each of those years associated with the inventory fair value step-ups as a result of and derived from the purchase price allocation in connection with our purchase of Ergobaby.
(b)	Selling, general and administrative costs were reduced by approximately $10.0 million in the year ended December 31, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents the full amount of management fees that would have been payable to the Manager in 2010.
(d)	An increase in amortization of intangible assets totaling $1.2 million in 2010 as a result of and derived from the purchase price allocation in connection with our acquisition of Ergobaby.

Year Ended December 31, 2012 Compared to the Pro forma Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were $64.0 million, an increase of $19.7 million or 44.4% compared to the same period in 2011. The increase is primarily attributable to the increase in Orbit Baby sales ($12.5 million) and international baby carrier and accessory sales ($5.2 million) during the year ended December 31, 2012 compared to the same period in 2011 with the remaining 2012 increase attributable to domestic baby carrier and accessory sales. We acquired Orbit Baby in November 2011 and recorded approximately $0.8 million in sales of Orbit Baby products in 2011. Domestic baby carrier sales were approximately $17.6 million in the year ended December 31, 2012 compared to approximately $15.5 million in the same period for 2011. The increase of $2.1 million or 13.1% is primarily attributable to increased sales to national retail accounts. International sales of baby carriers and accessories were approximately $33.2 million in the year ended December 31, 2012 compared to $28.0 million in 2011, an increase of $5.2 million. The increase of $5.2 million is principally attributable in large part to increased sales in Japan and Korea. Our market share throughout Asia has grown considerably by means of enforcing our presence in key department stores through customized products as well as expanding our distribution into southeast Asia region which has reinforced our overall brand presence.

Excluding Orbit Baby sales of $13.3 million and $0.8 million in 2012 and 2011, respectively, baby carriers represented 88% of sales in the year ended December 31, 2012 compared to 87% during the same period of 2011.

Cost of sales

Cost of sales for the year ended December 31, 2012 were approximately $25.1 million compared to $15.6 million in the same period of 2011. The increase of $9.4 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 64.7% for the year ended December 31, 2011 to 60.8% in 2012. The 3.9% decrease is primarily attributable to lower margin Orbit Baby product sales in the December 31, 2012 period (1.6%) and a larger proportion of international baby carriers in fiscal 2012 compared to 2011. International baby carrier sales generate a lower gross profit margin on average than domestic baby carrier sales. In addition, increases in domestic sales promotional discounts to national retail accounts contributed to lower margins in domestic baby carrier sales.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 increased to approximately $24.5 million or 38.2% of net sales compared to $18.0 million or 40.6% of net sales for the same period of 2011. The increase of $6.5 million is primarily attributable to the selling, general and administrative expenses of Orbit Baby ($5.4 million) and to a lesser extent, an increase in marketing costs ($1.1 million) and personnel costs ($1.1 million) to support growth initiatives, offset in part by a decrease in bad debt expense ($0.3 million) and professional fees ($0.3 million), all at the baby carrier level, during the year ended December 31, 2012 compared to the same period in 2011.

Amortization of intangibles

Amortization expense increased $1.2 million in the year ended December 31, 2012 compared to the same period in 2011 as a result of amortizing intangible assets acquired as part of the purchase of Orbit Baby for a full year in fiscal 2012.

Income from operations

Income from operations for the year ended December 31, 2012 increased approximately $2.6 million to $10.9 million compared to the same period in 2011, due principally to those factors described above.

Pro Forma Year Ended December 31, 2011 Compared to the Pro Forma Year Ended December 31, 2010

Net sales

Net sales for the year ended December 31, 2011 were $44.3 million, an increase of $9.9 million or 28.6% compared to the same period in 2010. Domestic sales were approximately $16.1 million for the year ended December 31, 2011 compared to approximately $15.4 million in the same period for 2010 as the number of domestic retail outlets for the company’s products increased from 863 in 2010 to over 900 in 2011 and the net sales attributable to Orbit Baby ($0.8 million) from its date of acquisition were included. International baby carrier sales increased to $28.0 million for the year ended December 31, 2011 compared to $19.0 million in the same period in 2010. The increase of $9.0 million was primarily attributable to increased sales to distributors in Asia and the addition of twelve new international distributors in 2011 expanding Ergobaby’s presence into more than 32 additional countries. Baby carriers represented 87% of total net sales in 2011 and 2010 (excluding Orbit Baby). The remaining net sales in each of the years ended December 31, 2011 and 2010 reflects accessory sales.

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

Fox

Overview

Fox, headquartered in Scotts Valley, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and powered vehicles, which include: snowmobiles, motorcycles, all-terrain vehicles (ATVs), and other off-road vehicles.

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

Fox sells to over 175 OEM and over 7,800 Aftermarket customers across its market segments. In each of the years 2012, 2011 and 2010, approximately 81%, 80% and 78% of net sales were to OEM customers, respectively. The remaining net sales were to Aftermarket customers. Sales of suspension components to the bicycle sector represent a significant majority of both OEM and Aftermarket sales in each of the years ended December 31, 2012, 2011 and 2010.

Results of Operations

The table below summarizes the results of operations of Fox for the fiscal years ending December 31, 2012, 2011 and 2010. We purchased a controlling interest in Fox on January 4, 2008.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales	$235,869	$197,740	$170,983
Cost of sales	173,040	140,850	122,373

Gross profit	62,829	56,890	48,610
Selling, general and administrative expenses	30,862	28,587	23,317
Management fees	500	500	500
Amortization of intangibles	5,315	5,217	5,217

Income from operations	$26,152	$22,586	$19,576

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 increased approximately $38.1 million, or 19.3%, compared to the corresponding period in 2011. Sales growth was driven by sales to OEM which increased $32.0 million to $189.9 million during the year ended December 31, 2012 compared to $157.9 million for the same period in 2011. The increase in net sales is largely driven by increased spec with our customers and to a lesser degree by increased demand for carryover product. The remaining increase in net sales totaling $6.1 million reflects increased sales to Aftermarket customers in the year ended December 31, 2012. The increase in sales to Aftermarket customers is due to higher end user demand.

Cost of sales

Cost of sales for the year ended December 31, 2012 increased approximately $32.2 million compared to the corresponding period in 2011. The increase in cost of sales is primarily due to increased net sales during 2012. Gross profit as a percentage of sales was approximately 26.6% for the year ended December 31, 2012 compared to 28.8% for the same period in 2011. The 2.2% decrease in gross profit as a percentage of sales during 2012 is largely attributable to the increased overhead costs associated with consolidating our Watsonville operations, increased costs associated with expanding our Taiwanese operations, increased expedited freight due to supply chain constraints caused by the increase in orders, warranty costs and changes in product / customer mix.

Selling, general and administrative expense

Selling, general and administrative expenses for the year ended December 31, 2012 increased approximately $2.3 million over the corresponding period in 2011. This increase is primarily the result of increases in employee related expenses principally to support company growth and costs incurred in connection with a an equity distribution and associated debt recapitalization ($0.8 million) which occurred during June 2012 (see – “Related Party Transactions and Certain Transactions Involving our Businesses”). Selling, general and administrative costs were 13.1% of net sales for the year ended December 31, 2012 compared to 14.5% of net sales in 2011.

Income from operations

Income from operations for the year ended December 31, 2012 increased approximately $3.6 million to $26.2 million compared to the corresponding period in 2011, based principally on the increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

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

Liberty Safe

Overview

Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet and home improvement retail outlets (“Non-Dealer sales”). Liberty has the largest independent dealer network in the industry.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

Pro Forma Results of Operations

The table below summarizes the results of operations for Liberty Safe for the full fiscal years ended December 31, 2012, and 2011 and pro-forma results of operations for the year ended December 31, 2010. We acquired Liberty Safe on March 31, 2010. The following operating results are reported as if we acquired Liberty Safe on January 1, 2010.

	Year ended December 31,
(in thousands)	2012	2011	2010 (Pro-forma)

Net sales	$91,622	$82,222	$64,899
Cost of sales (a)	68,050	61,563	48,404

Gross profit	23,572	20,659	16,495
Selling, general and administrative expenses (b)	12,103	10,646	8,092
Management fees (c)	500	500	500
Amortization of intangibles (d)	4,984	5,177	5,177

Income from operations	$5,985	$4,336	$2,726

Pro-forma results of operations of Liberty Safe for the year ended December 31, 2010 includes the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the year ended December 31, 2010 does not include $0.4 million of amortization expense associated with the inventory fair value step-up recorded in 2010 as a result of and derived from the purchase price allocation in connection with our purchase of Liberty.
(b)	Selling, general and administrative costs were reduced by approximately $1.6 million in the year ended December 31, 2010, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents the full amount of management fees that would have been payable to the Manager in 2010.
(d)	An increase in amortization of intangible assets totaling $1.3 million in 2010. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Liberty.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 increased approximately $9.4 million, or 11.4%, over the corresponding year ended December 31, 2011. Non-Dealer sales were approximately $52.2 million in the year ended December 31, 2012 compared to $49.9 million in the same period in 2011, representing an increase of $2.3 million or 4.7%. Dealer sales totaled approximately $39.4 million in the year ended December 31, 2012 compared to $32.3 million in the same period in 2011, representing an increase of $7.1 million or 21.8%. The increase in Non-Dealer sales in 2012 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores in 2012. Liberty is the sole provider of safes to these two accounts. These increases were offset in part by the absence of sales in the second half of fiscal 2012, in connection with a large National retail account’s holiday program which generated approximately $5.0 million in sales during 2011. The significant increase in net sales at both the Dealer and Non-Dealer level is the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by Federal and state government to the second amendment, (ii) Liberty’s ongoing national radio advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level through its co-op advertising program and (iii) increased availability of safes manufactured in-house on Liberty’s new production line. Dealer sales were more favorably impacted by national advertising campaign due to co-op advertising offered to Dealers. We expect Non-Dealer and Dealer sales to remain strong through 2013 for these same reasons.

Cost of sales

Cost of sales for the year ended December 31, 2012 increased approximately $6.5 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.7% and 25.1% for the year ended December 31, 2012 and December 31, 2011, respectively. The increase in gross profit as a percentage of sales for the year ended December 31, 2012 compared to 2011 is principally attributable to Dealer and Non-Dealer price increases enacted during the second and third quarter of 2012, and a favorable sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012, increased approximately $1.5 million compared to the same period in 2011. This increase is principally the result of increases in costs to support the significant increase in sales, particularly commission expense and advertising and promotion expense ($0.9 million), and personnel costs ($0.2 million) all to support growth initiatives and the resultant increase in net sales.

Income from operations

Income from operations was approximately $6.0 million for the year ended December 31, 2012 representing an increase of $1.7 million compared to the same period in 2011, which reflected operating income of $4.3 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

Year Ended December 31, 2011 Compared to the Pro Forma Year Ended December 31, 2010

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

Results of Operations

The table below summarizes the results of operations for Tridien for the fiscal years ending December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales	$55,855	$55,854	$61,101
Cost of sales	42,031	41,216	43,183

Gross profit	13,824	14,638	17,918
Selling, general and administrative expenses	8,502	7,958	7,646

Management fees	350	350	350
Amortization of intangibles	1,305	1,315	1,909

Income from operations	$3,667	$5,015	$8,013

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were unchanged when compared to the corresponding year ended December 31, 2011. Net sales of non-powered support surfaces and patient positioning devices totaled approximately $45.5 million in 2012 compared to $44.9 million during the same period in 2011, an increase of $0.6 million or 1.0%. Non-powered sales represented approximately 80% of net sales in 2012 and 2011. Net sales of powered products totaled $10.4 million during the year ended December 31, 2012 compared to $11.0 million in 2011, a decrease of $0.6 million or 5.5%.

Cost of sales

Cost of sales increased approximately $0.8 million for the year ended December 31, 2012 compared to the same period in 2011. Gross profit as a percentage of sales was 24.7% for the year ended December 31, 2012 compared to 26.2% in the corresponding period in 2011. The decrease in gross profit as a percentage of sales was primarily due to unfavorable product mix in 2012 as compared to 2011 which had a 1.0% unfavorable impact on gross profit margins. Tridien opened a manufacturing facility in April 2011 which has allowed them to expand capacity while reducing freight costs and manufacturing lead times. This investment had a net 0.5% unfavorable impact on gross profit margin in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 increased approximately $0.5 million compared to the same period in 2011. The increase is due to an increase in research and development spending ($0.3 million) and spending on growth initiatives. Tridien spent $2.1 million on research and development costs in 2012 compared to $1.8 million in 2011.

Income from operations

Income from operations decreased approximately $1.3 million to $3.7 million for the year ended December 31, 2012 compared to $5.0 million in the year ended December 31, 2011, due principally to those factors described above. The Medical Device Excise Tax, a 2.3% excise tax included as part of the Affordable Care Act will be levied on Tridien’s revenue from certain products beginning in 2013. If Tridien is not able to pass these charges through to its customers it will have an adverse impact on its results of operations in 2013 and beyond.

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

Cost of sales

Cost of sales decreased approximately $2.0 million for the year ended December 31, 2011 compared to the same period in 2010. Gross profit as a percentage of sales was 26.2% for the year ended December 31, 2011 compared to 29.3% in the corresponding period in 2010. The decrease in gross profit as a percentage of sales was primarily due to cost pressures from large key customers resulting in price reductions and lower margins (3.4%). Tridien opened a manufacturing facility in April 2011 which has allowed them to expand capacity while reducing freight costs and manufacturing lead times. This investment had a 1.3% unfavorable impact on its margins in 2011. These increases were offset in part by a favorable product mix in 2011 and positive productivity initiatives realized in 2011, each as compared to 2010.

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

Liquidity and Capital Resources

For the year ended December 31, 2012, on a consolidated basis, cash flows provided by operating activities totaled approximately $52.6 million, which reflects the results of operations of all eight of our existing businesses and four months of Halo activity, during the year ended December 31, 2012 compared to $91.4 million provided by operating activities for the same period in 2011, a decrease of $38.8 million. The increase in cash provided by operating income of $13.2 million in 2012 over the prior year was offset by cash used for working capital investments of $27.0 million during 2012. The major working capital investments include pay down of the supplemental put liability ($13.9 million) and investment in inventory ($13.7 million) offset in part by increases in accrued expenses that provided short-term, temporary working capital at December 31, 2012. The investment in inventory is principally at American Furniture, CamelBak and Fox. The inventory buildup at American Furniture is for “tax season” sales at AFM which typically occur January through April. The inventory buildup at CamelBak and Fox is the result of steadily increasing sales compared to a year ago.

Cash flows used in investing activities totaled approximately $84.4 million for the year ended December 31, 2012, which reflects (i) cash used for both platform and add-on acquisitions made during 2012 ($126.4 million); (ii) capital expenditures at our businesses ($18.5 million); and, (iii) additional investment made by us in our existing businesses ($15.4 million) offset in part by proceeds from the sale of our businesses in 2012 ($75.1 million).

Cash flows used in financing activities in 2012 totaled approximately $82.2 million for the year ended December 31, 2012, principally reflecting: (i) net proceeds from our Credit Facility ($51.0 million), and (ii) net proceeds from non-controlling interests ($12.1 million). These inflows were more than offset by distributions to shareholders ($99.6) million and redemption of CamelBak’s preferred stock ($48.0 million).

At December 31, 2012, we had approximately $18.2 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.

At December 31, 2012 we had the following outstanding loans due from our businesses:

•	Advanced Circuits – $101.0 million;

•	American Furniture – $17.6 million;

•	Arnold – $78.8 million;

•	CamelBak – $138.0 million;

•	Ergobaby – $51.9 million;

•	Fox – $59.3 million; and

•	Liberty – $39.5 million.

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. As of December 31, 2012, American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2012 and December 31, 2011 was approximately $3.5 million and $5.8 million, respectively. All of our businesses are in compliance with their financial covenants with us as of December 31, 2012.

Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Facility; (iii) payments to CGM due or potentially due pursuant to the MSA, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.

A liability of approximately $51.6 million is reflected in our consolidated balance sheet, which represents our estimated liability for this obligation to CGM at December 31, 2012. A portion of the liability is recorded as a current liability ($5.2 million) which reflects the amount due CGM for the profit allocation due for the fifth anniversary date of the acquisition of Fox. During the year ended December 31, 2012, we paid CGM $13.9 million in connection with the profit allocation earned on the sale of Staffmark and HALO.

The following table provides the contribution-based profit for each of the businesses we control at December 31, 2012 and the respective quarter end in which each successive five year anniversary occurs, reconciled to the total supplemental put liability:

(in thousands)	Contribution-based profit allocation accrual at December 31, 2012	Quarter End of Fifth Anniversary Date of Acquisition

Advanced Circuits	$2,616	June 30, 2016
American Furniture	(13,990)	September 30, 2017
Arnold Magnetics	(1,159)	March 31, 2017
CamelBak	(654)	September 30, 2016
ERGObaby	718	September 30, 2015
FOX	5,185	March 31, 2013
Liberty	56	March 31, 2015
Tridien	(434)	September 30, 2016

Total contribution-based profit portion	$(7,662)
Estimated gain on sale portion	59,260

Total supplemental put liability	$51,598

We recognized a non-cash charge to earnings of approximately $16.0 million during the year ended December 31 2012 in order to reflect an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM.

The Credit Facility provides for (i) a Revolving Credit Facility of $290 million, and (ii) a $255 million Term Loan Facility. This Term Loan Facility was increased from $235 million during April 2012 as a result of an exercised option to increase the Term Loan Facility. The term loans were issued at an original issuance discount of 96%. The incremental term loans of $30 million were issued at an original issuance discount of 99%. The Term Loan Facility requires quarterly payments of approximately $0.64 million with a final payment of all remaining principal and interest due in October 2017. All amounts outstanding under the Revolving Credit Facility will become due in October 2016. The Credit Facility also permits us to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $105 million, subject to certain restrictions, lender approval and market demand. The proceeds of the Term Loan Facility and advances under the Revolving Credit Facility were, or will be, as applicable, used; (i) to refinance certain existing indebtedness of the Company pursuant to our Prior Credit Agreement, originally dated as of November 21, 2006, as amended, (ii) to pay fees and expenses arising in connection with the Credit Facility, (iii) to fund acquisitions of additional businesses, (iv) to fund permitted distributions, (v) to fund loans to our subsidiaries and (vi) for other general corporate purposes.

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

The Term Loan Facility bears interest at a combination of a variable LIBOR rate for the relevant period plus 5.00% for the portion of the Term Loan Facility comprised of LIBOR loans and a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, (iii) the sum of the applicable LIBOR rate plus 1.00% and (iv) 2.50%, plus 5.00% for the portion of the Term Loan Facility comprised of base rate loans. The LIBOR rate for term loans is subject to a floor of 1.25%.

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

The Credit Facility provides for a sub-facility under the Revolving Credit Facility pursuant to which letters of credit may be issued in an aggregate amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the Revolving Loan Commitment. At December 31, 2012, we had $1.8 million in outstanding letters of credit.

The following table reflects required and actual financial ratios as of December 31, 2012 included as part of the affirmative covenants in our Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.79:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.87:1.0

The Credit Facility requires us to hedge the interest on $126 million of outstanding debt under the Term Loan Facility. We entered into the following derivative transactions on October 31, 2011:

•

On October 31, 2011, we purchased a two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps three-month LIBOR at 2.5% in exchange for a fixed payment of $0.3 million. At December 31, 2012, this Cap had a fair value of $0.0 million and is reflected in other current assets on our consolidated balance sheet, with the difference between the fixed payment and its mark-to-market value reflected as a component of interest expense.

•

On October 31, 2011, we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2012, this Swap had a fair value of negative $4.0 million and is reflected in other non-current liabilities with its mark-to-market value reflected as a component of interest expense.

We intend to use the availability under our Revolving Credit Facility to pursue acquisitions of additional platform and add-on businesses in 2013 and beyond, to the extent permitted under our Credit Facility, and to provide for working capital needs.

We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months.

Interest Expense

We incurred interest expense totaling $25.1 million in the year ended December 31, 2012 compared to $12.6 million for the same period in 2011. The components of interest expense in each of the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Years ended December 31,
	2012	2011

Interest on credit facilities	$17,643	$7,509
Unused fee on revolving credit facility	2,666	2,706
Amortization of original issue discount	2,312	250
Realized losses on interest rate hedges	166	143
Unrealized losses on interest rate derivatives	2,175	1,933
Letter of credit fees	63	60
Other	30	42

Interest expense	$25,055	$12,643

Average daily balance of debt outstanding	$271,776	$151,781

Effective interest rate	9.2%	8.3%

Income Taxes

We incurred income tax expense of $21.1 million with an annual effective tax rate of 78.6% during the year ended 2012 compared to $6.9 million with an effective tax rate of 26.4% during the same period in 2011. A portion of the acquisition costs expensed in the year ended December 31, 2012 in connection with the Arnold and Universal Circuits acquisitions are not tax deductible, and our losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the year ended 2012, these two items accounted for 3.0% and 31.1%, respectively, of the increased effective tax rate compared to the Federal statutory rate at December 31, 2012. Goodwill impairment charges expensed in the year ended December 31, 2011 in connection with the American Furniture write-offs are not tax deductible and our losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the year ended 2011, these two items accounted for 8.0% and 30.7%, respectively, of the increased effective tax rate compared to the Federal statutory rate at December 31, 2011. The components of income tax expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
United States Federal Statutory Rate	35.0%	(35.0%)
Foreign and State income taxes (net of Federal benefits)	11.7	3.5
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	31.1	30.7
Impact of subsidiary employee stock options	(1.8)	1.7
Domestic production activities deduction	(4.1)	(5.3)
Non-deductible acquisition costs	3.0	—
Impairment expense	—	8.0
Non-recognition of NOL carryforwards at AFM	4.8	24.2
Other	(1.1)	(1.4)

Effective income tax rate	78.6%	26.4%

2012 Acquisition

On March 5, 2012, AMT Acquisition Corp. (“Arnold Acquisition”), a subsidiary of us, entered into a stock purchase agreement with Arnold Magnetic Technologies, LLC (“Arnold”), and certain management stockholders pursuant to which Arnold Acquisition acquired all of the issued and outstanding equity of Arnold.

The purchase price for Arnold was $130.5 million, based on a total enterprise value of $124.2 million and $6.3 million of cash and working capital adjustments. Acquisition related costs were approximately $4.8 million. We funded the acquisition through available cash on our balance sheet and a draw of $25 million on our Revolving Credit Facility. Our common equity ownership in Arnold as a result of the transaction is approximately 96.7% on a primary and 87.6% fully diluted basis. CGM acted as an advisor to us in the transaction and received fees and expense payments totaling approximately $1.2 million.

Repurchase of CamelBak preferred stock

On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CGI Magyar Holdings, LLC ($47.7 million), our largest shareholder, and noncontrolling shareholders ($0.3 million). We funded the redemption with our cash through intercompany debt and an equity contribution from us of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for us and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.

HALO sale

On May 1, 2012, we sold our majority owned subsidiary HALO, to Candlelight Investment Holdings, Inc., for a total enterprise value of $76.5 million. At the closing, we received approximately $66.0 million and subsequently received approximately $0.8 million of proceeds that were held in escrow. In addition, we expect to receive a tax refund of approximately $1.0 million resulting from the tax benefit of the transaction expenses incurred in connection with the transaction. The net proceeds were used to repay outstanding debt under our Revolving Credit Facility. We recognized a loss of $0.5 million for the year ended December 31, 2012 as a result of the sale. CGM’s profit allocation was $0.2 million and was paid in the fourth quarter of 2012.

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

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our Manager that requires us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increases we will incur additional supplemental put charges and vice versa when the fair value of our businesses decreases; (iv) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Year ended December 31, 2012

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$4,340	$(25,979)	$11,969	$(3,391)	$(5,156)	$6,823	$2,626	$14,208	$723	$2,517	$4,340

Adjusted for:
Provision (benefit) for income taxes	21,069	(87)	6,554	23	(1,946)	5,138	1,638	8,181	518	1,050	21,069
Interest expense, net	25,001	24,937	(2)	5	(2)	22	25	16	—	—	25,001
Intercompany interest	—	(39,796)	5,081	1,688	6,272	13,046	6,295	2,880	4,473	61	—
Depreciation and amortization	50,352	(590)	5,298	336	9,703	13,558	4,620	7,786	7,286	2,355	50,352

EBITDA	100,762	(41,515)	28,900	(1,339)	8,871	38,587	15,204	33,071	13,000	5,983	100,762

Income (loss), gain (loss) from discontinued operations	1,413	1,413	—	—	—	—	—	—	—	—	1,413
(Gain) loss on sale of fixed assets	293	—	—	11	18	15	—	253	(19)	15	293
Non-controlling shareholder compensation	4,236	—	24	216	69	922	465	2,148	301	91	4,236
Acquisition expenses	5,201	296	366	—	4,539	—	—	—	—	—	5,201
Supplemental put expense	15,995	15,995	—	—	—	—	—	—	—	—	15,995
Management fees	17,633	14,408	500	—	375	500	500	500	500	350	17,633

Adjusted EBITDA (a)	$145,533	$(9,403)	$29,790	$(1,112)	$13,872	$40,024	$16,169	$35,972	$13,782	$6,439	$145,533

Adjusted EBITDA

Year ended December 31, 2011

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	ERGObaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$72,812	$81,174	$13,214	$(32,220)		$(7,167)	$1,650	$13,538	$(195)	$2,818	$72,812
Adjusted for:
Provision (benefit) for income taxes	6,859	(82)	7,153	(5,739)		(4,281)	1,029	7,054	(172)	1,897	6,859
Interest expense, net	12,610	12,509	(2)	23		3	61	16	—	—	12,610
Intercompany interest	—	(23,874)	5,928	2,247		4,364	4,874	1,759	4,402	300	—
Depreciation and amortization	38,049	308	4,926	3,381		10,580	2,861	6,805	6,770	2,418	38,049
Loss on debt exchange	2,636	2,636	—	—		—	—	—	—	—	2,636

EBITDA	132,966	72,671	31,219	(32,308)		3,499	10,475	29,172	10,805	7,433	132,966
Income (loss), gain (loss) from discontinued operations	(105,613)	(105,613)	—	—		—	—	—	—	—	(105,613)
(Gain) loss on sale of fixed assets	104	—	—	2		—	16	63	23	—	104
Non-controlling shareholder compensation	960	(1,175)	20	216		112	380	1,030	287	90	960
Acquisition expenses	4,835	—	—	—		4,374	461	—	—	—	4,835
Impairment charges	27,769	—	—	27,769		—	—	—	—	—	27,769
Decrease in earnout probability	(177)	—	—	—		—	(177)	—	—	—	(177)
Supplemental put expense	11,783	11,783	—	—		—	—	—	—	—	11,783
Management fees	16,283	13,633	500	125		175	500	500	500	350	16,283

Adjusted EBITDA (a)(b)	$88,910	$(8,701)	$31,739	$(4,196)		$8,160	$11,655	$30,765	$11,615	$7,873	$88,910

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO for the period January 1, 2012 through April 30, 2012 of $2.2 million and for the period of January 1, 2011 through December 31, 2011 of $12.9 million.
(b)	As a result of the sale of our Staffmark subsidiary in October 2011, Adjusted EBITDA does not include EBITDA from Staffmark for the period January 1, 2011 through October 17, 2011 of $25.6 million.

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

(in thousands, unaudited)	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income	$4,340	$72,812
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,450	49,109
Impairment expense	—	27,769
Gain on sale of Staffmark	(219)	(88,592)
Loss on sale of HALO	464	—
Loss on debt repayment	—	2,636
Supplemental put expense	15,995	11,783
Amortization of original issue discount	2,312	250
Noncontrolling stockholders charges	4,236	4,270
Amortization of debt issuance costs	1,857	1,951
Unrealized loss on interest rate swap	2,175	1,822
Deferred taxes	(2,060)	(17,858)
Other	986	421
Changes in operating assets and liabilities	(26,970)	25,001

Net cash provided by operating activities	52,566	91,374
Plus:
Unused fee on revolving credit facility (1)	2,666	2,706
Successful acquisition expense (2)	5,201	4,658
Sale related expenses (3)	1,976	6,434
Changes in operating assets and liabilities	26,970	—
Less:
Changes in operating assets and liabilities	—	25,001
Other	668	—
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	878	3,483
American Furniture	(133)	(91)
Arnold	2,382	—
CamelBak	1,364	556
ERGObaby	843	996
Fox	4,096	1,001
Halo (divested May 2012)	320	971
Liberty	441	822
Staffmark (divested October 2011)	—	1,957
Tridien	807	1,474

Estimated cash flow available for distribution and reinvestment	$77,713	$69,002

Distribution paid in April 2012 and March 2011	$(17,388)	$(16,821)
Distribution paid in July 2012/2011	(17,388)	(16,821)
Distribution paid in October 2012/2011	(17,388)	(17,388)
Distribution paid in January 2013/2012	(17,388)	(17,388)

	$(69,552)	$(68,418)

(1)	Represents the commitment fees on the unused portion of our Prior Revolving Credit Facility and Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents transaction costs incurred related to the sale of Staffmark and HALO, net of the related income tax benefit.
(4)	Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from sales of property, plant and equipment, and excludes growth capital expenditures of approximately $7.5 million and $10.6 million incurred during the year ended December 31, 2012 and 2011, respectively.

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

Related Party Transactions and Certain Transactions Involving our Businesses

We have entered into the following related party transactions with our Manager, CGM:

•	Management Services Agreement

•	LC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees

•	Sale of common stock to majority shareholder

Management Services Agreement

We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2012, 2011 and 2010, we incurred $17.6 million, $16.3 million and $14.6 million, respectively, in management fees to CGM (excludes offsetting fees paid by Staffmark and HALO).

Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of our segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the MSA.

LLC Agreement

As distinguished from its provision of providing management services to us, pursuant to the MSA, CGM is the owner of 100% of the Allocation Interests in us. CGM paid $0.1 million for these Allocation Interests and has the right to cause us to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. As a result of the sale of Staffmark in October 2011, we paid $13.7 million of the supplemental liability to CGM in the first quarter of 2012. As a result of the sale of Halo in May 2012, we paid $0.2 million of supplemental put liability to CGM in the fourth quarter of 2012. CGM can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. During the year ended December 31, 2011, we paid $6.9 million of the supplemental put liability to CGM related to ACI’s positive contribution-based profit. In addition, we expect to pay approximately $5.2 million during 2013 of the supplemental put liability to CGM related to Fox’s positive contribution-based profit. No profit allocations were paid to CGM in 2010.

Supplemental Put Agreement

Concurrent with the IPO, we and CGM entered into a Supplemental Put Agreement, which may require us to acquire the Allocation Interests, described above, upon termination of the MSA. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in us at a price based on a percentage of the increase in fair value in our businesses over our original basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the years ended December 31, 2012, 2011 and 2010 we recognized $16.0 million and $11.8 million and $32.5 million in expense, respectively, related to the Supplemental Put Agreement.

Cost Reimbursement and Fees

We reimbursed our Manager, CGM, approximately $3.5 million, $3.1 million and $2.8 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2012, 2011 and 2010, respectively.

CGM acted as an advisor for our 2012 acquisition of Arnold, our 2011 acquisition of CamelBak and each of our 2010 acquisitions (Liberty and Ergobaby) for which it received transaction service and expense payments in an aggregate amount of approximately $1.2 million, $2.4 million and $1.6 million, respectively.

We have entered into the following significant related party transactions with our businesses during 2012:

Advanced Circuits

On December 19, 2012, we recapitalized ACI and entered into an ACI Loan Agreement. The ACI Loan Agreement was amended to provide for additional term loan borrowings and to permit the proceeds thereof to fund cash distributions totaling $45.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including us, and extend the maturity dates of the term loans under the ACI Loan Agreement. Our share of the cash distribution was approximately $31.3 million with approximately $13.7 million being distributed to ACH’s non-controlling shareholders. All other material terms and conditions of the ACI Loan Agreement were unchanged.

American Furniture

American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2012 was approximately $3.5 million.

CamelBak

Refer to the ‘Liquidity and Capital Resources’ section for detail on the CamelBak preferred stock redemption during the year ended 2012.

Fox

Fox leases a manufacturing facility in Watsonville, California from Robert Fox, a founder and noncontrolling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facility is 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million for the year ended December 31, 2012.

On June 18, 2012, we recapitalized Fox and entered into a Fox Loan Agreement. The Fox Loan Agreement was amended to (i) provide for term loan borrowings of $60 million and an increase to the revolving loan commitment of $2.0 million and to permit the proceeds thereof to fund cash distributions totaling $67.0 million by Fox to us and to its non-controlling shareholders, (ii) extend the maturity dates of the term loans under the Fox Loan Agreement, and (iii) modify borrowing rates under the Fox Loan Agreement. Our share of the cash distribution was approximately $50.7 million with approximately $16.3 million being distributed to Fox’s non-controlling shareholders. All other material terms and conditions of the Fox Loan Agreement were unchanged.

Tridien

Tridien leased two facilities from noncontrolling shareholders of Tridien during the year ended December 31, 2012. The terms of the leases are through September of 2013 and February of 2014. Tridien paid rent under these leases of approximately $0.7 million for the year ended December 31, 2012. A noncontrolling shareholder sold the building being leased by Tridien in California in July 2012.

On August 28, 2012, we purchased shares of stock of Anodyne from a group of Tridien’s noncontrolling shareholders for an aggregate purchase price of approximately $1.9 million.

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

The table below summarizes the payment schedule of our contractual obligations at December 31, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	365,502	21,998	43,574	299,930	—
Operating lease obligations (b)	64,846	12,226	21,950	13,949	16,721
Purchase obligations (c)	226,738	151,339	38,695	36,704	—
Supplemental put obligation (d)	8,575	5,185	774	2,616	—

Total	665,661	190,748	104,993	353,199	16,721

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.
(c)	Reflects non-cancelable commitments as of December 31, 2012, including: (i) shareholder distributions of $69.6 million, (ii) estimated management fees of $18.0 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.
(d)	The long term portion of the supplemental put obligation of $46.4 million represents the estimated liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid, therefore it has been excluded from the table above. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following each fifth year anniversary of the date upon which we acquired a controlling interest in that business. The positive contribution-based profit allocation amounts are included in the table above. See Liquidity and Capital Resources.

Critical Accounting Estimates

The following discussion relates to critical accounting estimates for the Company, the Trust and each of our businesses at December 31, 2012.

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

Supplemental Put Agreement

In connection with our MSA, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause the Company to purchase the Allocation Interests then owned by our Manager upon termination of the MSA for a price to be determined in accordance with the Supplemental Put Agreement. The fair value of the supplemental put is determined using a model that multiplies the trailing twelve-month EBITDA for each reporting unit by an estimated enterprise value multiple to determine an estimated selling price of that reporting unit. We then deduct estimated selling and disposal costs in arriving at a net estimated selling price that is then input into an iterative supplemental put calculation which takes into account, among other things, contractually defined cumulative contribution based profit in order to arrive at the estimated Manager’s profit allocation accrual required, reflected on the balance sheet as the supplemental put liability.

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

2012 Annual goodwill impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews of goodwill balances at each of our Reporting Units (“RU”) at least annually and more frequently in certain circumstances. Each of our businesses represents a RU and Arnold is comprised of three RU. Each of our RU is subject to impairment review at March 31, 2012, which represents our annual date for impairment testing, with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

The Financial Accounting Standards Board issued an accounting Standards Update 2011-08 (“ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a RU fair value is less than it carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2011. At March 31, 2012 we elected to use the qualitative assessment alternative to test goodwill for impairment for each of our RU that maintain a goodwill carrying value.

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

•

Compared the fair value of each of our RU to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March, 31 2012 and concluded that in each case the fair value of the RU was in excess of its carrying amount; and

•

Performed Market Cap reconciliation for CODI and determined that CODI’s public market cap was significantly in excess of the fair value of its consolidated equity (as derived from the aforementioned supplemental put analysis).

Based on our qualitative assessment as outlined above we believe that it is not more likely than not that the fair value of each of our RU is less than its carrying amount at March 31, 2012. In addition there are no triggering events at any of of our RU which would lead us to believe that the fair value of the RU is less than its carrying value.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results. The consolidated allowance for doubtful accounts is approximately $3.0 million at December 31, 2012.

Deferred Tax Assets

Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2012 which in total amount to approximately $16.2 million. This deferred tax asset is net of $8.9 million of valuation allowance primarily associated with AFM’s inability to utilize loss carryforwards associated with impairments in 2010 and 2011 and losses in 2012. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note K – “Income taxes in the Notes to consolidated financial statements”)

Recent Accounting Pronouncements

Refer to footnote B to our consolidated financial statements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 31, 2012, we were exposed to interest rate risk primarily through borrowings under our Credit Facility because borrowings under this agreement are subject to variable interest rates. We had outstanding $252.5 million under the Term Loan Facility at December 31, 2012. Our exposure to fluctuation in variable interest on $200 million in outstanding Term Loan Facility is hedged with an interest rate cap effective December 30, 2011 with a term of two years. This cap fixes the future LIBOR rate to be incurred by us at a maximum of 2.5%.

We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.

Exchange Rate Sensitivity

At December 31, 2012, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

Credit Risk

We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2012 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. – CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.

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

ITEM 9B. – OTHER INFORMATION

None

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 11. – EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

2.	Financial Statement schedule

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

3.	Exhibits

See “Index to Exhibits”. Set forth on Page E-1.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

2.3	Stock Purchase Agreement, dated October 17, 2011, by and among Recruit Co., LTD. and RGF Staffing USA, Inc., as Buyers, the shareholders of Staffmark Holdings, Inc., as Sellers, Staffmark Holdings, Inc. and Compass Group Diversified Holdings LLC as Seller Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 18, 2011.

2.4	Stock Purchase Agreement dated May 1, 2012, among Candlelight Investment Holdings, Inc., Halo Holding Corporation, Halo Lee Wayne, LLC and each of the holders of equity interests of Halo Lee Wayne, LLC listed on Exhibit A thereto (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 2, 2012)

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010)

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.06	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.06 of the Form 10-K filed on March 7, 2012)

10.07	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.08	Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.09	Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011)

10.10	Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011)

10.11	Credit Agreement dated as of October 27, 2011, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 27, 2011)

10.12	Second Amendment to Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 3, 2012)

10.13	Incremental Facility Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 3, 2012)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010)

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010)

99.8	Securities Purchase Agreement dated August 24, 2011, by and among CBK Holdings, LLC, CamelBak Products, LLC, CamelBak Acquisition Corp., for purposes of Section 6.15 and Articles 10 only, Compass Group Diversified Holdings LLC, and for purposes of Section 6.13 and Article 10 only, IPC/CamelBak LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 25, 2011)

99.9	Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date:	March 6, 2013	By:	/s/ Alan B. Offenberg
Alan B. Offenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Offenberg	Chief Executive Officer	March 6, 2013
Alan B. Offenberg	(Principal Executive Officer) and Director

/s/ James J. Bottiglieri	Chief Financial Officer	March 6, 2013
James J. Bottiglieri	(Principal Financial and Accounting Officer) and Director

/s/ C. Sean Day	Director	March 6, 2013
C. Sean Day

/s/ D. Eugene Ewing	Director	March 6, 2013
D. Eugene Ewing

/s/ Harold S. Edwards	Director	March 6, 2013
Harold S. Edwards

/s/ Mark H. Lazarus	Director	March 6, 2013
Mark H. Lazarus

/s/ Gordon Burns	Director	March 6, 2013
Gordon Burns

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: March 6, 2013	By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Compass Diversified Holdings

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL FINANCIAL DATA

Page Numbers
Historical Financial Statements:

Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-9
Notes to Consolidated Financial Statements	F-10

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

Management assessed the effectiveness of Compass’ internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that Compass maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their report which appears on page F-3.

March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Compass Diversified Holdings

We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Compass Diversified Holdings

We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, NY

March 6, 2013

Compass Diversified Holdings

Consolidated Balance Sheets

(in thousands)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$18,241	$131,973
Accounts receivable, less allowances of $3,049 at December 31, 2012 and $2,420 at December 31, 2011	100,647	69,114
Inventories	127,283	96,312
Prepaid expenses and other current assets	21,488	22,758
Current assets of discontinued operations	—	40,064

Total current assets	267,659	360,221
Property, plant and equipment, net	68,488	43,579
Goodwill	257,527	205,567
Intangible assets, net	340,666	328,070
Deferred debt issuance costs, less accumulated amortization of $2,038 at December 31, 2012 and $227 at December 31, 2011	8,238	6,942
Other non-current assets	12,623	13,889
Non-current assets of discontinued operations	—	71,638

Total assets	$955,201	$1,029,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,207	$36,612
Accrued expenses	48,139	36,386
Due to related party	3,765	4,239
Current portion of supplemental put obligation	5,185	13,675
Current portion, long-term debt	2,550	2,250
Other current liabilities	1,953	1,694
Current liabilities of discontinued operations	—	23,306

Total current liabilities	113,799	118,162
Supplemental put obligation	46,413	35,814
Deferred income taxes	63,982	49,088
Long-term debt, less original issue discount	267,008	214,000
Other non-current liabilities	7,787	2,875
Non-current liabilities of discontinued operations	—	13,489

Total liabilities	498,989	433,428

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at December 31, 2012 and December 31, 2011	650,043	658,361
Accumulated other comprehensive loss	(132)	—
Accumulated deficit	(235,283)	(160,852)

Total stockholders’ equity attributable to Holdings	414,628	497,509
Noncontrolling interest	41,584	95,257
Noncontrolling interest of discontinued operations	—	3,712

Total stockholders’ equity	456,212	596,478

Total liabilities and stockholders’ equity	$955,201	$1,029,906

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
(in thousands, except per share data)
Net sales	$884,721	$606,644	$504,659
Cost of sales	605,867	427,500	366,297

Gross profit	278,854	179,144	138,362

Operating expenses:
Selling, general and administrative expense	161,141	110,031	81,585
Supplemental put expense	15,995	11,783	32,516
Management fees	17,633	16,283	14,576
Amortization expense	30,268	22,072	17,023
Impairment expense	—	27,769	38,835

Operating income (loss)	53,817	(8,794)	(46,173)

Other income (expense):
Interest income	54	33	20
Interest expense	(25,055)	(12,643)	(9,695)
Amortization of debt issuance costs	(1,811)	(1,951)	(1,789)
Loss on debt extinguishment	—	(2,636)	—
Other income (expense), net	(183)	49	(168)

Income (loss) from continuing operations before income taxes	26,822	(25,942)	(57,805)
Provision for income taxes	21,069	6,859	8,519

Income (loss) from continuing operations	5,753	(32,801)	(66,324)
Income (loss) from discontinued operations, net of income tax	(1,168)	17,021	21,554
Gain (loss) on sale of discontinued operations, net of income tax	(245)	88,592	—

Net income (loss)	4,340	72,812	(44,770)
Less: Income from continuing operations attributable to noncontrolling interest	8,508	5,641	902
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	(226)	2,212	3,085

Net income (loss) attributable to Holdings	$(3,942)	$64,959	$(48,757)

Amounts attributable to Holdings:
Loss from continuing operations	$(2,755)	$(38,442)	$(67,226)
Income (loss) from discontinued operations, net of income tax	(942)	14,809	18,469
Gain (loss) on sale of discontinued operations, net of income tax	(245)	88,592	—

Net income (loss) attributable to Holdings	$(3,942)	$64,959	$(48,757)

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$(0.06)	$(0.81)	$(1.64)
Discontinued operations	(0.02)	2.18	0.45

	$(0.08)	$1.37	$(1.19)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	47,286	40,928

Cash distributions declared per share (refer to Note M)	$1.44	$1.44	$1.36

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2012	2011	2010
(in thousands)

Net income (loss)	$4,340	$72,812	$(44,770)
Other comprehensive income (loss)
Cash flow hedge gain, net of tax	—	143	1,858
Foreign currency translation and other	(132)	—	—

Total comprehensive income (loss), net of tax	$4,208	$72,955	$(42,912)

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Stockholders’ Equity

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Loss	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Non-controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance – January 1, 2010	36,625	$485,790	$(46,628)	$(2,001)	$437,161	$21,554	$49,351	$508,066
Net loss	—	—	(48,757)	—	(48,757)	901	3,086	(44,770)
Other comprehensive income – cash flow hedge gain	—	—	—	1,858	1,858	—	—	1,858
Issuance of Trust shares, net of offering costs	10,100	152,973	—	—	152,973	—	—	152,973
Issuance of stock to Ergobaby and Liberty noncontrolling shareholders	—	—	—	—	—	8,485	—	8,485
Contribution from noncontrolling shareholders	—	—	—	—	—	1,000	—	1,000
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,177	1,736	4,913
Distribution to noncontrolling shareholder	—	—	—	—	—	(6,144)	—	(6,144)
Repayment of loan from noncontrolling shareholder	—	—	—	—	—	4,694	—	4,694
Distributions paid	—	—	(55,165)	—	(55,165)	—	—	(55,165)

Balance – December 31, 2010	46,725	$638,763	$(150,550)	$(143)	$488,070	$33,667	$54,173	$575,910
Net income	—	—	64,959	—	64,959	5,641	2,212	72,812
Other comprehensive income – cash flow hedge gain	—	—	—	143	143	—	—	143
Issuance of Trust shares for CamelBak acquisition (see Note C)	1,575	19,688	—	—	19,688	—	—	19,688
Offering and registration costs for the issuance of Trust shares	—	(90)	—	—	(90)	—	—	(90)
Issuance of stock to noncontrolling shareholders	—	—	—	—	—	4,500	—	4,500
Issuance of preferred stock to CamelBak noncontrolling shareholders	—	—	—	—	—	45,000	—	45,000
Beneficial conversion feature – CamelBak preferred stock	—	—	(6,568)	—	(6,568)	6,568	—	—
Accretion – CamelBak preferred stock	—	—	(1,777)	—	(1,777)	1,777	—	—
Redemption of noncontrolling interest holders	—	—	—	—	—	(4,032)	—	(4,032)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	2,136	1,876	4,012
Staffmark disposition	—	—	—	—	—	—	(54,549)	(54,549)
Distributions paid	—	—	(66,916)	—	(66,916)	—	—	(66,916)

Balance – December 31, 2011	48,300	$658,361	$(160,852)	$—	$497,509	$95,257	$3,712	$596,478
Net income (loss)	—	—	(3,942)	—	(3,942)	8,508	(226)	4,340
Other comprehensive loss – foreign currency translation and other	—	—	—	(132)	(132)	—	—	(132)
Proceeds received from Arnold noncontrolling shareholders	—	—	—	—	—	1,713	—	1,713
Proceeds received from noncontrolling shareholders	—	—	—	—	—	2,916	—	2,916
Distribution to noncontrolling shareholders related to the Fox recapitalization (refer to Note P)	—	(8,544)	—	—	(8,544)	(6,555)	—	(15,099)
Distribution to noncontrolling shareholders related to the ACI recapitalization (refer to Note P)	—	—	—	—	—	(13,749)	—	(13,749)
Accretion – CamelBak preferred stock	—	—	(937)	—	(937)	937	—	—
Redemption of noncontrolling interest holders	—	226	—	—	226	(3,638)	—	(3,412)
Redemption of CamelBak preferred stock	—	—	—	—	—	(48,022)	—	(48,022)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,217	—	4,217
HALO disposition	—	—	—	—	—	—	(3,486)	(3,486)
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)

Balance – December 31, 2012	48,300	$650,043	$(235,283)	$(132)	$414,628	$41,584	$—	$456,212

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,340	$72,812	$(44,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Staffmark	(219)	(88,592)	—
Loss on sale of HALO	464	—	—
Depreciation expense	14,793	10,186	9,025
Amortization expense	34,657	38,923	33,095
Impairment expense	—	27,769	38,835
Amortization of debt issuance costs and original issue discount	4,169	2,201	1,789
Loss on debt extinguishment	—	2,636	—
Supplemental put expense	15,995	11,783	32,516
Unrealized loss on interest rate swap	2,175	1,822	—
Noncontrolling stockholder charges and other	4,236	4,270	7,637
Deferred taxes	(2,060)	(17,858)	(7,146)
Other	986	421	441
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(2,137)	(7,517)	(22,500)
(Increase) decrease in inventories	(13,703)	5,056	(13,030)
(Increase) decrease in prepaid expenses and other current assets	(1,580)	7,864	(3,812)
Increase in accounts payable and accrued expenses	4,336	26,490	12,761
Payment of supplemental put liability	(13,886)	(6,892)	—

Net cash provided by operating activities	52,566	91,374	44,841

Cash flows from investing activities:
Acquisitions, net of cash acquired	(126,412)	(277,980)	(173,732)
Purchases of property and equipment	(18,546)	(21,868)	(8,668)
Proceeds related to Staffmark sale	8,355	217,249	—
Proceeds related to HALO sale	66,709	—	—
Purchase of noncontrolling interest	(15,423)	(4,032)	—
Other investing activities	891	11	8

Net cash used in investing activities	(84,426)	(86,620)	(182,392)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	—	19,598	152,973
Borrowings under credit facility	186,000	502,000	202,300
Repayments under credit facility	(135,005)	(373,000)	(182,800)
Proceeds from issuance of CamelBak preferred stock	—	45,000	—
Redemption of CamelBak preferred stock	(48,022)	—	—
Distributions paid	(69,552)	(66,916)	(55,165)
Net proceeds provided by noncontrolling shareholders	12,061	4,500	2,671
Net proceeds paid to noncontrolling shareholders	(30,038)	—	—
Debt issuance costs	(3,154)	(16,720)	(259)
Excess tax benefit on stock-based compensation	5,755	—	—
Other	(277)	(382)	(128)

Net cash (used in) provided by financing activities	(82,232)	114,080	119,592

Foreign currency impact on cash	(37)	—	—
Net increase (decrease) in cash and cash equivalents	(114,129)	118,834	(17,959)
Cash and cash equivalents – beginning of period	132,370	13,536	31,495

Cash and cash equivalents – end of period	$18,241	$132,370	$13,536

See notes to consolidated financial statements.

Compass Diversified Holdings

Notes to Consolidated Financial Statements

December 31, 2012

Note A – Organization and Business Operations

Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), is the sole owner of 100% of the interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005), which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”) (see Note P – Related Parties).

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

The Company is a controlling owner of eight businesses, or reportable segments, at December 31, 2012. The segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”) CamelBak Acquisition Corp. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Fox Factory, Inc. (“Fox”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), and Tridien Medical, Inc. (“Tridien”). Refer to Note E for further discussion of the operating segments.

Note B – Summary of Significant Accounting Policies

Accounting principles

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Basis of presentation

The results of operations for the years ended December 31, 2012, 2011 and 2010 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.

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

Reclassification

Certain amounts in the historical consolidated financial statements have been reclassified to conform to the current period presentation. American Furniture implemented a revised standard costing system during 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as reclassifying certain manufacturing related expenses including rent, insurance, utilities and workers compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales together with the revised standard costing system and the revaluation of standard costs has allowed management to more timely react to changes in supply costs, product demand and overall price structure which in turn has helped eliminate the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during both the years ended December 31, 2011 and 2010 was $6.6 million, respectively. This reclassification lowered the historical gross profit recorded in these periods but had no net impact on operating income (loss) or net income (loss). In addition, this reclassification had no impact on the financial position or cash flows during these periods.

Discontinued Operations

On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As a result, HALO’s net income for the periods from January 1, 2012 through the date of sale and the years ended December 31, 2011 and 2010 have been reclassified to income from discontinued operations for those periods in accordance with accounting guidelines. In addition, HALO’s assets and liabilities have been reclassified as assets and liabilities of discontinued operations as of December 31, 2011.

On October 17, 2011, the Company sold its majority owned subsidiary, Staffmark. As a result, Staffmark’s net income for the periods from January 1, 2011 through the date of sale and the year ended December 31, 2010 have been reclassified to income from discontinued operations for those periods in accordance with accounting guidelines.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2013 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities among other things. Actual results could differ from those estimates.

Revenue recognition

In accordance with authoritative guidance on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sellers price to the buyer is fixed and determinable, and collection is reasonably assured. Shipping and handling costs are charged to operations when incurred and are classified as a component of cost of sales.

Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point for all our businesses with the exception being American Furniture which reports revenues F.O.B. destination.

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

Inventories

Inventories consist of raw materials, WIP, manufactured goods and purchased goods acquired for resale. Inventories are stated at the lower of cost or market, determined on the first-in, first-out method. Cost includes raw materials, direct labor, manufacturing overhead and indirect overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

Inventory is comprised of the following (in thousands):

	December 31, 2012	December 31, 2011

Raw materials and supplies	$75,894	$53,659
Finished goods	60,565	48,596
Less: obsolescence reserve	(9,176)	(5,943)

Total	$127,283	$96,312

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

The ranges of useful lives are as follows:

Machinery and equipment	2 to 25 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term

Property, plant and equipment and other long-lived assets, that have definitive lives, are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (‘triggering event’). Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to its fair value. Refer to Note G for a discussion of an impairment of long-lived assets at the AFM operating segment in 2011.

Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2012	December 31, 2011

Machinery and equipment	$79,088	$49,340
Office furniture, computers and software	6,548	4,030
Leasehold improvements	11,915	9,541
Buildings and land	4,517	—

	102,068	62,911
Less: accumulated depreciation	(33,580)	(19,332)

Total	$68,488	$43,579

Depreciation expense was approximately $14.8 million, $7.3 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $245.6 million, net of original issue discount, at December 31, 2012 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

Business combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expense on the consolidated statement of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through a separate line item within the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances.

In accordance with accounting guidelines, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit.

The first step of the process after the qualitative assessment fails is estimating the fair value of each of its reporting units based on a discounted cash flow (“DCF”) model using revenue and profit forecast and a market approach which compares peer data and earnings multiples. The Company then compares those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. The Company cannot predict the occurrence of certain future events that might adversely affect the implied value of goodwill and/or the fair value of intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on its customer base, and material adverse effects in relationships with significant customers.

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

For the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $16.0 million, $11.8 million and $32.5 million, respectively, in expense related to the Supplemental Put Agreement. Upon the sale of any of the majority owned subsidiaries, the Company will be obligated to pay CGM the amount of the supplemental put liability allocated to the sold subsidiary. As a result of the sale of Staffmark in October 2011, the Company paid $13.7 million of the supplemental liability to CGM in the first quarter of 2012. As a result of the sale of Halo in May 2012, the Company paid $0.2 million of supplemental put liability to CGM in the fourth quarter of 2012. CGM can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in that business. During the year ended December 31, 2011, the Company paid $6.9 million of the supplemental put liability to CGM related to ACI’s positive contribution-based profit. In addition, the Company expects to pay approximately $5.2 million during 2013 of the supplemental put liability to CGM related to Fox’s positive contribution-based profit. No profit allocations were paid to CGM in 2010.

Foreign currency

For the Company’s segments with certain operations outside the United States, the local currency is the functional currency, and the financial statements are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The resulting translation gain or loss is included in stockholder’s equity as other comprehensive income or loss.

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

Deferred income taxes

Deferred income taxes are calculated under the liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2012 which in total amount to approximately $16.2 million. This deferred tax asset is net of $8.9 million of valuation allowance primarily associated with AFM’s inability to utilize loss carryforwards associated with impairments in 2010 and 2011 and losses in 2012. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.

Earnings per share

Basic and fully diluted income (loss) per share attributable to Holdings is computed on a weighted average basis.

2012

The weighted average number of Trust shares outstanding for fiscal 2012 was computed based on 48,300,000 shares outstanding for the period from January 1, 2012 through December 31, 2012.

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

The Company did not have any stock option plan or any other potentially dilutive securities outstanding during the years ended December 31, 2012, 2011 and 2010.

Advertising costs

Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $12.9 million, $8.4 million and $4.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Research and development

Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $11.8 million, $8.4 million and $5.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Employee retirement plans

The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s Arnold Magnetics subsidiary maintains a defined benefit plan which is more fully described in Note Q. Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.

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

Stock based compensation

The Company does not have a stock based compensation plan; however, certain of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2012, 2011 and 2010, $4.2 million, $2.1 million and $1.1 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2012, the amount to be recorded for stock compensation expense in future years for unvested options ranges from approximately $9 million to $11 million.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing indefinite-lived intangible impairment tests, which was effective for the Company January 1, 2013. It allows the Company to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. The adoption of the amended guidance did not have a significant impact on the consolidated financial statements.

In September 2011, the FASB issued amended guidance for performing goodwill impairment tests, which was effective for the Company beginning January 1, 2012. The guidance amended the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. The adoption of the amended guidance did not have a significant impact on the consolidated financial statements.

In June 2011, the FASB issued amended guidance for presenting comprehensive income, which was effective for the Company beginning January 1, 2012. The amended guidance eliminated the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company elected to present the items of net income and other comprehensive income in two separate, but consecutive statements. The adoption of the amended guidance did not have a significant impact on the consolidated financial statements.

In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which was effective for the Company beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. The adoption of the amended guidance did not have a significant impact on the consolidated financial statements.

Note C – Acquisition of Businesses

2012 Acquisition

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

The Company made loans to and purchased a 96.6% controlling interest in Arnold on a primary and fully diluted basis. The purchase price, including proceeds from noncontrolling interests, was approximately $130.5 million (excluding acquisition-related costs). Acquisition related costs were approximately $4.8 million and were recorded to selling, general and administrative expense during the year ended December 31, 2012. The Company funded the acquisition through available cash on its balance sheet and a draw of $25 million on its Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside the Company, collectively representing 3.4% initial noncontrolling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

The results of operations of Arnold have been included in the consolidated statements of operations from the date of acquisition. Arnold’s results of operations are reported as a separate operating segment.

The table below includes the assets and liabilities assumed as of the acquisition date.

Arnold	Amounts Recognized as of Acquisition
(in thousands)	Date
Assets:
Cash	$6,965
Accounts receivable, net (1)	18,728
Inventory (2)	20,550
Other current assets	3,391
Property, plant and equipment (3)	20,805
Intangible assets	41,700
Goodwill (4)	51,441
Other assets	6,478

Total assets	$170,058

Liabilities and noncontrolling interests:
Current liabilities	$24,374
Other liabilities	98,417
Noncontrolling interest (5)	1,713

Total liabilities and noncontrolling interest	$124,504

Net assets acquired	$45,554
Noncontrolling interest	1,713
Intercompany loans to businesses	85,500

$132,767

(1)	Includes $19.1 million of gross contractual accounts receivable, of which $0.4 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2)	Includes $3.0 million of inventory fair value step up. This balance was fully amortized during the year ended December 31, 2012.
(3)	Includes $13.8 million of property, plant and equipment fair value step up.
(4)	Goodwill is not deductible for tax purposes.
(5)	Fair value of noncontrolling interest approximates book value.

The intangible assets recorded in connection with the Arnold Magnetics acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$22,770	15
Technology	11,790	10
Technology	1,260	7
Other	90	less than one year
Trade name	5,370	10
Trade name	420	5

	$41,700

Joint Venture

Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material for the year ended December 31, 2012.

Unaudited pro-forma information

The following unaudited pro-forma data for the years ended December 31, 2012 and 2011 gives effect to the acquisition of Arnold Magnetics, as described above, as if the acquisition had been completed as of January 1, 2011. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year ended December 31,
(in thousands)	2012	2011

Net sales	$907,970	$742,992
Operating income (loss)	55,600	(712)
Net income	5,608	73,221
Net income attributable to Holdings	(2,674)	65,368
Basic and diluted net income (loss) per share attributable to Holdings	$(0.06)	$1.38

Other acquisition

On May 23, 2012, the Company’s subsidiary, Advanced Circuits, completed the acquisition of Universal Circuits, Inc. a manufacturer of printed circuit boards, for approximately $2.3 million. The manufacturing facility is located in Maple Grove, Minnesota. This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs. The following is a summary of the assets and liabilities recorded in connection with this acquisition (in thousands):

Assets:
Accounts receivable	$2,304
Inventory	747
Property, plant and equipment	937
Goodwill	—
Intangible asset, non-compete	19
Intangible asset, customer relationships	393

Total assets	$4,400
Liabilities:
Accounts payable and accrued expenses	$2,120

$2,280

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

The Company made loans to and purchased an 89.9% controlling interest in CamelBak. The purchase price, including proceeds from noncontrolling interests, was approximately $258.6 million (excluding acquisition-related costs). The Company funded its portion of the acquisition through drawings on its Prior Revolving Credit Facility, as well as through funds provided by a private placement of 1,575,000 of its common shares at the closing price of $12.50 per share on August 23, 2011, to CGI Magyar Holdings LLC (“CMH”), the Company’s largest shareholder. In addition, an affiliate of CMH purchased $45.0 million of 11% convertible preferred stock in CamelBak Acquisition Corp and CamelBak’s management and certain other investors invested in the transaction alongside the Company, collectively representing an approximate 10.1% initial noncontrolling interest on both a primary and fully diluted basis. Acquisition-related costs were approximately $4.4 million and were recorded in selling, general and administrative expense on the Company’s consolidated statement of operations. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $2.4 million.

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

2011 Other acquisitions

On November 18, 2011, the Company’s subsidiary Ergobaby completed an acquisition of Orbit Baby, Inc. (“Orbit Baby”) for approximately $15.0 million in cash and $2.5 million in Ergobaby common stock. Orbit Baby produces and markets a premium line of stroller travel systems. In connection with this acquisition, goodwill of $6.1 million was recorded and was not tax deductible. In addition to goodwill, the Company recorded $2.9 million related to customer relationships with an estimated useful life of 15 years, $6.3 million related to patents with an estimated useful life of 10 years, $0.8 million related to non-compete agreements with an estimated useful life of 3 years and an indefinite useful lived tradename asset of $0.5 million. Further, Ergobaby recorded approximately $1.0 million of inventory, approximately $0.4 million in gross accounts receivable, $0.2 million of fixed assets and approximately $(0.6) million in other working capital items.

Note D – Discontinued Operations

HALO sale

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

At the closing, the Company received approximately $66.0 million in cash in respect of its debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The Company also subsequently received approximately $0.8 million of proceeds that were held in escrow. In addition, the Company expects to receive a tax refund of approximately $1.0 million resulting from the tax benefit of the transaction expenses incurred in connection with the transaction. The net proceeds were used to repay outstanding debt under the Company’s Revolving Credit Facility. The Company recognized a loss of $0.5 million for the year ended December 31, 2012 as a result of the sale of HALO. CGM’s profit allocation was $0.2 million and was paid in the fourth quarter of 2012.

Summarized operating results for HALO for the years ended December 31, 2010 and 2011, and the period from January 1, 2012 through the date of disposition were as follows (in thousands):

	For the period Jan. 1, 2012 through disposition	Year ended Dec. 31, 2011	Year ended Dec. 31, 2010

Net sales	$51,253	$170,894	$159,940

Operating income (loss)	(2,141)	9,034	4,870
Income (loss) from continuing operations before income taxes	(2,141)	9,091	4,853
Provision (benefit) for income taxes	(973)	2,264	881

Income (loss) from discontinued operations (1)	$(1,168)	$6,827	$3,972

(1)

The results for the periods from January 1, 2012 through disposition, the year ended December 31, 2011 and the year ended December 31, 2010, exclude $0.7 million, $2.2 million and $2.5 million of intercompany interest expense, respectively.

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

Staffmark Sale

On October 17, 2011, the Company sold its majority owned subsidiary, Staffmark, for a total enterprise value of $295 million. The Company’s share of the net proceeds, received at closing, after accounting for the redemption of Staffmark’s noncontrolling holders and the payment of transaction expenses totaled approximately $217.2 million. The Company has subsequently received approximately $8.4 million of various escrow proceeds during 2012 and expects to receive an additional $4.1 million. The remaining escrowed funds have been discounted for the time-value-of-money by $0.6 million and are expected to be released at different dates during 2013 and 2014. The Company in total expects to have received funds of $229.7 million for the sale of Staffmark. CGM’s profit allocation was $13.7 million and was paid in the first quarter of 2012. The Company recorded a gain on the sale of Staffmark of $88.6 million during the quarter ended December 31, 2011. The Company recorded additional gain on the sale of Staffmark during 2012 of $0.2 million.

Summarized operating results for Staffmark through the date of disposition were as follows (in thousands):

	For the period January 1, 2011 through disposition	For the year ended December 31, 2010

Net sales	$831,028	$993,010

Operating income	4,503	20,262
Income from operations before income taxes	3,853	19,317
Provision (benefit) for income taxes	(6,341)	1,735

Income from discontinued operations (1)	$10,194	$17,582

(1)	The results for the periods from January 1, 2011 through disposition, the year ended December 31, 2010 exclude $3.0 million and $5.2 million of intercompany interest expense, respectively.

Note E – Operating Segment Data

At December 31, 2012, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

•

Advanced Circuits, an electronic components manufacturing company, is a provider of prototype, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.

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

•

Arnold Magnetics is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Rolled Products) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

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

•

Ergobaby is a premier designer, marketer and distributor of babywearing products and accessories, and a premium line of stroller travel systems. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. Ergobaby offers a broad range of wearable baby carriers and related products that are sold through more than 650 retailers and web shops in the United States and internationally. Ergobaby is headquartered in Los Angeles, California.

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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. All our operating segments are deemed reporting units for purposes of annual or event-driven goodwill impairment testing, with the exception of Arnold Magnetics which has three reporting units (PMAG, FlexMag and Rolled Products). Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.

A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands):

Net sales of operating segments	Year ended December 31,
	2012	2011	2010
ACI	$84,071	$78,506	$74,481
American Furniture	91,455	105,345	136,901
Arnold Magnetics	104,184	—	—
CamelBak	157,633	42,650	—
ERGObaby	64,032	44,327	12,227
Fox	235,869	197,740	170,983
Liberty	91,622	82,222	48,966
Tridien	55,855	55,854	61,101

Total	884,721	606,644	504,659
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—

Total consolidated revenues	$884,721	$606,644	$504,659

International Revenues

Revenues from geographic locations outside the United States were not material for any operating segment, except Fox, Ergobaby, CamelBak and Arnold, in each of the periods presented. Fox recorded net sales to locations outside the United States, principally Europe and Asia, of $149.6 million, $129.9 million and $113.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Ergobaby recorded net sales to locations outside the United States of $37.6 million and $28.2 million for the years ended December 31, 2012 and 2011, respectively. CamelBak recorded net sales to locations outside the United States of $30.1 million and $8.5 million for the years ended December 31, 2012 and 2011. Arnold Magnetics recorded net sales to locations outside the United States of $45.8 million for the year ended December 31, 2012. There were no significant inter-segment transactions.

Profit (loss) of operating segments (1)	Year ended December 31,
	2012	2011	2010

ACI (2)	$23,967	$26,561	$20,388
American Furniture (3)	(1,520)	(35,236)	(37,088)
Arnold Magnetics (4)	(518)	—	—
CamelBak (5)	25,501	(6,801)	—
ERGObaby (6)	10,928	7,856	(2,388)
Fox	26,152	22,586	19,576
Liberty (7)	5,985	4,336	(811)
Tridien	3,667	5,015	8,013

Total	94,162	24,317	7,690
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(25,001)	(12,610)	(9,675)
Other income (expense), net	(183)	49	(168)
Corporate and other (8)	(42,156)	(37,698)	(55,652)

Total consolidated income (loss) from continuing operations before income taxes	$26,822	$(25,942)	$(57,805)

(1)	Segment profit (loss) represents operating income (loss).
(2)	The year ended December 31, 2012 includes $0.4 million of acquisition-related costs incurred as a result of the acquisition of Universal Circuits.
(3)	Includes $26.6 million of goodwill, intangible assets and fixed asset impairment charges and a $1.1 million write down of assets held for sale during the year ended December 31, 2011. Includes $38.8 million of goodwill and intangible asset impairment charges during the year ended December 31, 2010. See Note G.
(4)	The year ended December 31, 2012 results include $4.8 million of acquisition-related costs incurred in connection with the acquisition of Arnold.
(5)	The year ended December 31, 2011 results include $4.4 million of acquisition-related costs incurred in connection with the acquisition of CamelBak.
(6)	The years ended December 31, 2011 and 2010 results include $0.3 million and $2.2 million of acquisition-related costs incurred in connection with the acquisition of Ergobaby.
(7)	The year ended December 31, 2010 results include $1.6 million of acquisition-related costs incurred in connection with the acquisition of Liberty.
(8)	Primarily relates to fair value adjustments to the supplemental put liability and management fees expensed and payable to CGM.

Accounts receivable	Accounts Receivable December 31, 2012	Accounts Receivable December 31, 2011
ACI	$6,045	$5,102
American Furniture	8,840	10,306
Arnold Magnetics	15,850	—
CamelBak	23,665	17,111
ERGObaby	6,262	2,867
Fox	25,664	18,635
Liberty	11,914	13,331
Tridien	5,456	4,182

Total	103,696	71,534
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	103,696	71,534
Allowance for doubtful accounts	(3,049)	(2,420)

Total consolidated net accounts receivable	$100,647	$69,114

	Goodwill	Goodwill	Identifiable Assets	Identifiable Assets	Depreciation and Amortization Year ended December 31,
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012(1)	Dec. 31, 2011(1)	2012	2011	2010
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$28,044	$26,329	$4,865	$4,556	$4,279
American Furniture	—	—	23,827	20,306	139	2,931	3,082
Arnold Magnetics (2)	51,767	—	90,877	—	9,373	—	—
CamelBak	5,546	5,546	231,102	239,905	12,973	10,376	—
ERGObaby	41,664	41,471	70,002	74,457	4,215	2,553	4,342
Fox	31,372	31,372	86,188	80,392	7,204	6,598	6,150
Liberty	32,684	32,684	38,265	40,064	7,023	6,485	5,161
Tridien	19,555	19,555	18,934	19,139	2,330	2,376	2,891

Total	240,203	188,243	587,239	500,592	48,122	35,875	25,905
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (3)	—	—	9,788	142,931	228	224	451
Amortization of debt issuance costs and original issue discount					4,169	2,201	1,789
Goodwill carried at Corporate level (4)	17,324	17,324	—	—

Total	$257,527	$205,567	$597,027	$643,523	$52,519	$38,300	$28,145

(1)	Does not include accounts receivable balances per schedule above.
(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Rolled Products with good will balances of $40.4 million, $4.8 million and $6.5 million, respectively.
(3)	Corporate assets were reduced during the year ended December 31, 2012 primarily as a result of cash at December 31, 2011 utilized to fund the acquisition of Arnold Magnetics.
(4)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note F – Commitments and Contingencies

Leases

The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods.

The future minimum rental commitments at December 31, 2012 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2013	$12,226
2014	11,825
2015	10,125
2016	7,892
2017	6,057
Thereafter	16,721

$64,846

The Company’s rent expense for the fiscal years ended December 31, 2012, 2011 and 2010 totaled $11.6 million, $7.2 million and $5.7 million, respectively.

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

Note G – Goodwill and Other Intangible Assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value.

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

2010 interim goodwill and indefinite-lived impairment

The Company conducted an interim test for impairment at American Furniture based on results of operations which had deteriorated significantly during the second and third quarter of 2010. Accordingly, the Company adjusted its forecast for American Furniture to reflect a revised outlook assuming continued pressure on sales and gross margins in the furniture industry. The revised forecast, which is used to populate a discounted cash flow (‘DCF’) analysis, led to the conclusion that it was more likely than not that the fair value of American Furniture was below its carrying amount. Based on the results of the second step of the impairment test, the Company estimated that the carrying value of American Furniture’s goodwill exceeded its implied fair value by approximately $35.5 million. As a result of this shortfall, the Company recorded a $35.5 million goodwill impairment charge during the year ended December 31, 2010. Further, the results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $3.3 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit.

2011 annual impairment test

The Company conducted its annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2011. At each of the reporting units tested, the units’ implied fair value of goodwill exceeded its carrying value with the exception of American Furniture. The carrying amount of American Furniture’s goodwill exceeded its implied fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing engaged by its competitors. As a result of the carrying amount of goodwill exceeding its implied fair value, the Company recorded a $5.9 million impairment charge for the year ended December 31, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. This charge was recorded in Impairment expense on the consolidated statement of operations.

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

2011 long-lived asset impairment

Long-lived intangible assets and fixed assets subject to amortization and depreciation, including customer relationships, non-compete agreements, technology and fixed assets are amortized or depreciated using the straight-line method over the estimated useful lives of the assets, which the Company determines based on the consideration of several factors including the period of time the asset is expected to remain in service. The Company evaluates long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and must be written down to its fair value. Accordingly, the Company recorded an impairment charge related to AFM of $19.4 million as of December 31, 2011, which eliminated 100% of the book value of its customer lists and wrote down property, plant and equipment to $0.5 million.

In connection with this interim impairment analysis, the results indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $0.7 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit. This charge of $0.7 million during the year ended December 31, 2011 was recorded in Impairment expense in the consolidated statement of operations.

2012 annual goodwill impairment testing

The Company conducted its annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2012. Each of the Company’s businesses represent a reporting unit, except at Arnold, which comprises three reporting units. Each of the reporting units is subject to impairment review at March 31, 2012, which represents the annual date for impairment testing, with the exception of American Furniture. The entire balance of American Furniture’s goodwill was impaired in 2010 and 2011.

At March 31, 2012, the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value.

As prescribed by accounting guidelines, factors to consider when making the qualitative assessment prior to performing Step 1 of the goodwill impairment test are as follows:

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

•	Cost factor, such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with relevant prior periods;

•	Other relevant entity-specific events such as litigation, contemplation of bankruptcy, or changes in management, key personnel, strategy, or customers;

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

•	Sustained decrease (both absolute and relative to its peers) in share price, if applicable.

In addition to considering the above factors the Company performed the following procedures as of March 31, 2012 for each of the reporting units:

•	Compared and assessed trailing twelve month (“TTM”) net sales as of March 31, 2012 to TTM net sales as of March 31, 2011:

•	Compared and assessed TTM operating income as of March 31, 2012 to TTM operating income as of March 31, 2011;

•	Compared and assessed TTM Adjusted earnings before interest, taxes, depreciation and amortization (‘EBITDA’) as of March 31, 2012 to TTM Adjusted EBITDA as of March 31, 2011;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2011 to budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2012 to budget;

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

Based on the qualitative assessment as outlined, the Company believed that it was more likely than not that the fair value of each of our reporting units was not less than its carrying amount at March 31, 2012.

2012 indefinite-lived asset impairment testing

The Company completed its 2012 annual impairment testing on indefinite lived intangible assets as of March 31, 2012 and the results of the testing did not require impairment.

A reconciliation of the change in the carrying value of goodwill for the periods ended December 31, 2012 and 2011 are as follows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011
Beginning balance:
Goodwill	$247,002	$233,568
Accumulated impairment losses	(41,435)	(35,535)

	205,567	198,033

Impairment losses	—	(5,900)
Acquisition of businesses (1)	51,441	13,620
Adjustment to purchase accounting	519	(186)

Total adjustments	51,960	7,534

Ending balance:
Goodwill	298,962	247,002
Accumulated impairment losses	(41,435)	(41,435)

	$257,527	$205,567

(1)	Relates to the purchase of Arnold Magnetics in 2012 and CamelBak and Orbit Baby in 2011. Refer to Note C.

Approximately $69.6 million of goodwill is deductible for income tax purposes at December 31, 2012.

Other intangible assets subject to amortization are comprised of the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011	Weighted Average Useful Lives

Customer relationships	$191,878	$169,105	12
Technology and patents	89,541	75,679	8
Trade names, subject to amortization	7,595	1,305	10
Licensing and non-compete agreements	7,736	7,417	4
Distributor relations and other	606	516	5

	297,356	254,022
Accumulated amortization:
Customer relationships	(48,316)	(32,182)
Technology and patents	(33,808)	(23,188)
Trade names, subject to amortization	(977)	(143)
Licensing and non-compete agreements	(5,503)	(2,917)
Distributor relations and other	(516)	(452)

Total accumulated amortization	(89,120)	(58,882)
Trade names, not subject to amortization	132,430	132,930

Total intangibles, net	$340,666	$328,070

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2013	$29,005
2014	28,431
2015	24,805
2016	18,531
2017	17,253

$118,025

The Company’s amortization expense of intangible assets for the fiscal years ended December 31, 2012, 2011 and 2010 totaled $30.3 million, $22.1 million and $17.0 million, respectively.

Note H – Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Supplemental put obligation	$51,598	$—	$—	$51,598
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	3,997	—	3,997	—

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$166	$—	$166	$—
Liabilities:
Supplemental put obligation	$49,489	$—	$—	$49,489
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	1,822	—	1,822	—

A reconciliation of the change in the carrying value of the Company’s level 3 supplemental put liability for the year ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Balance at January 1	$49,489	$44,598
Payment of supplemental put liability	(13,886)	(6,892)
Supplemental put expense	15,995	11,783

Balance at December 31	$51,598	$49,489

Valuation Techniques

Supplemental put:

The fair value of the supplemental put is determined using a model that multiplies the TTM EBITDA for each segment by an estimated enterprise value earnings multiple to determine an estimated selling price of that segment. The Company then deducts estimated selling and disposal costs in arriving at a net estimated selling price that is then input into an iterative supplemental put calculation which takes into account, among other things, contractually defined cumulative contribution-based profit in order to arrive at the estimated manager’s profit allocation accrual required, reflected on the balance sheet as the supplemental put liability.

The Company reviews the model quarterly and makes updates to EBITDA and cumulative contribution based profit. When appropriate the Company may change the estimated enterprise value earnings multiple if the market or industry for the particular segment has changed. The Company reviews the model and assumptions with the Manager each quarter. Since some of the Manager’s functions are to (i) identify, evaluate, manage, perform due diligence on, negotiate and oversee the acquisitions of target businesses by the Company and (ii) evaluate, manage, negotiate and oversee the disposition of all or any part of property, assets or investments, including dispositions of all or any part of the segments, the Company believes the Manager to be particularly skilled at reviewing and commenting on this data. Annually, the Company prepares a detailed analysis of the estimated enterprise value earnings multiple for each of the segments, which is one of the primary drivers used to calculate the estimated selling price. In addition, annually, the Company engages an independent investment banking firm to review the estimated enterprise value earnings multiples for reasonableness taking into account comparable company data, comparable transaction data and DCF analyses.

The methodology and results employed in the market approach for goodwill impairment testing for each of the reporting units is most similar to the methodology and results reflected in calculating the estimated selling price of each of the segments for the purpose of estimating the fair value of the supplemental put.

The Company typically assigns a higher weighting to the market approach as opposed to the DCF in calculating the estimated selling price of the segments for the purpose of estimating the fair value of the supplemental put than the Company does for estimating the fair value of the reporting units for the purpose of goodwill impairment testing, which accounts for the major differences in value. The higher weighting on the market approach is based on the premise that because the Manager can unilaterally resign, the Company may be required to remit the profit allocation (supplemental put value) as of a specific point in time. This one-sided put on behalf of the Manager is the principle reason that the Company is required to reflect this liability on the balance sheet.

The impact of over-estimating or under-estimating the value of the supplemental put agreement could have a material effect on the results of operations and financial position. In addition, the value of the supplemental put agreement is subject to the volatility of the Company’s operations which may result in significant fluctuation in the value assigned to this supplemental put agreement at any point in time. An estimated enterprise value earnings multiple increase or decrease of one times TTM EBITDA, for each segment as calculated, at December 31, 2012, would increase or decrease the value of the supplemental put liability, and related supplemental put expense, by approximately $20 million. This increase or decrease in the estimated enterprise value earnings multiples would have no impact on the contribution-based profit allocation amount of $5.2 million to be paid related to Fox’s fifth anniversary upon which we acquired Fox.

The change in the supplemental put liability during the year ended December 31, 2012, was primarily related to a payment of approximately $13.7 million to CGM due to the profit allocation payment related to the sale of Staffmark offset by an increase in the estimated fair value of the Fox operating segment.

Options of noncontrolling shareholders:

The call option of the noncontrolling shareholder was determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the call option of the noncontrolling shareholder as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 30%, an estimated term of 5 years and a discount rate of 45%. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of this call option.

The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 44%, an estimated term of 5 years and the underlying price equal to the exercise price at the time of issuance. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of these put options.

Interest rate cap – asset:

The Company’s derivative instrument at December 31, 2012 consisted of an over-the-counter (OTC) interest rate cap contract which is not traded on a public exchange. The fair value of the Company’s interest rate cap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the cap as Level 2. The reduction in the interest rate cap asset of $0.2 million during the year ended December 31, 2012 was expensed to interest expense on the consolidated statement of operations. Refer to Note J.

Interest rate swap – liability:

The Company’s derivative instrument at December 31, 2012 consisted of an OTC interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. The increase in the interest rate swap liability of $2.2 million during the year ended December 31, 2012 was expensed to interest expense on the consolidated statement of operations. Refer to Note J.

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2011 (in thousands). There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2012.

					Losses
	Fair Value Measurements at Dec. 31, 2011				Year ended
	Carrying				December 31,
	Value	Level 1	Level 2	Level 3	2011	2010
Assets:
Goodwill (1)	$—	$—	$—	$—	$(5,900)	$(35,535)
Trade name (1)	525	—	—	525	(2,475)	(3,300)
Customer relationships (1)	—	—	—	—	(15,939)	—
Property, plant and equipment (1)	500	—	500	—	(2,305)	—
Assets held for sale (2)	820	—	820	—	(1,150)	—

Total					$(27,769)	$(38,835)

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

Note I – Debt

On October 27, 2011, the Company obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders (the “Credit Facility”) led by TD Securities. This Credit Facility replaced a prior credit facility. The Credit Facility provides for (i) a revolving line of credit of $290 million (the “Revolving Credit Facility”), and (ii) a $225 million term loan (the “Term Loan Facility”). The Term Loan Facility was issued at an original issuance discount of 96%. The Credit Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses. Refer to ‘Incremental term loan’ section below for certain amendments to its Credit Facility.

Revolving Credit Facility

Advances under the Revolving Credit Facility can be either base rate loans or LIBOR loans. Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period and (iii) the sum of the applicable LIBOR rate plus 1.00%, plus a margin ranging from 2.00% to 3.00% based upon the Total Debt to EBITDA Ratio. LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR, for the relevant period plus a margin ranging from 3.00% to 4.00% based on the Total Debt to EBITDA Ratio. The Revolving Credit Facility will become due in October 2016. The Credit Facility permits the Company to increase the Revolving Credit Facility commitment and/or obtain additional term loans in an aggregate amount of up to $135 million. Refer to ‘Incremental term loan’ section below for certain amendments to its Credit Facility. The borrowing availability under the Revolving Credit Facility at December 31, 2012 was approximately $264.2 million.

Term Loan Facility

The Term Loan Facility bears interest at a combination of a variable LIBOR rate for the relevant period plus 6.00% for the portion of the Term Loan Facility comprised of LIBOR loans and a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, (iii) the sum of the applicable LIBOR rate plus 1.00% and (iv) 2.50%, plus 5.00% for the portion of the Term Loan Facility comprised of base rate loans. The LIBOR rate for term loans is subject to a minimum rate of 1.5%. The Term Loan Facility requires quarterly payments of approximately $0.56 million that commenced March 31, 2012 with a final payment of all remaining principal and interest due in October 2017. Refer to ‘Incremental term loan’ section below for certain amendments to its Credit Facility.

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

Other

The Company pays (i) commitment fees equal to 1% per annum of the unused portion of the Revolving Credit Facility, (ii) quarterly letter of credit fees, (iii) letter of credit fronting fees of up to 0.25% per annum and (iv) administrative and agency fees. In addition, the Company paid approximately $6.6 million for administrative and closing fees. The Company recorded commitment fees related to this facility of $2.7 million and $0.5 million during 2012 and 2011, respectively, to interest expense.

Incremental term loan

On April 2, 2012, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at 99% of par value and increased the term loans outstanding under the Credit Facility from approximately $224.4 million to approximately $254.4 million. The Company is now permitted to increase the Revolving Credit Facility commitment and/or obtain additional term loans in an aggregate amount of up to $105 million. The quarterly amortization payments increased to approximately $0.64 million as a result of this incremental term loan. In addition, the Company amended its Credit Facility to reduce the margin on its LIBOR Loans from 6.00% to 5.00% and on its Base Rate Loans from 5.00% to 4.00% and reduce the LIBOR floor from 1.50% to 1.25%. All other terms of the Credit Facility remained unchanged. The Company paid an amendment fee in connection with this amendment of approximately $2.2 million, and incurred additional fees and expenses of approximately $0.6 million in the aggregate. Net proceeds from this incremental term loan were used to reduce the Revolving Credit Facility.

Convenants

The Company is subject to certain customary affirmative and restrictive covenants arising under the Credit Facility. In addition, the Company is required to maintain certain financial ratios under the Revolving Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2012 included as part of the affirmative covenants in the Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.79:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.87:1.0

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

Letters of credit

The Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2012 totaled approximately $1.8 million and at December 31, 2011 totaled approximately $2.9 million. Letter of credit fees recorded to interest expense was $0.1 million in each of the years ended December 31, 2012, 2011 and 2010.

Interest hedge

The Credit Facility requires the Company to hedge the interest on $126 million of outstanding debt under the Term Loan Facility. Refer to Note J for further information on the interest rate derivatives entered into as part of the Term Loan Facility.

The following table provides the Company’s debt holdings at December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011

Revolving Credit Facility	$24,000	$—
Term Loan Facility	252,525	225,000
Original issue discount	(6,967)	(8,750)

Total debt	$269,558	$216,250

Less: Current portion, term loan facilities	(2,550)	(2,250)

Long term debt	$267,008	$214,000

(1)	The Company recorded $9.0 million in original issue discount upon issuance of the Term Loan Facility in October of 2011. This discount will be amortized over the life of the Term Loan Facility.

Annual maturities of the Term Loan Facility and Revolving Credit Facility are as follows (in thousands):

2013	$2,550
2014	$2,550
2015	$2,550
2016	$26,550
2017	$242,325
Thereafter	—

$276,525

The following details the components of interest expense in each of the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years ended December 31,
	2012	2011	2010

Interest on credit facilities	$17,643	$7,509	$4,496
Unused fee on revolving credit facility	2,666	2,706	3,025
Amortization of original issue discount	2,312	250	—
Realized losses on interest rate hedges	166	143	2,135
Unrealized losses on interest rate derivatives	2,175	1,933	—
Letter of credit fees	63	60	12
Other	30	42	27

Interest expense	$25,055	$12,643	$9,695

Average daily balance of debt outstanding	$271,776	$151,781	$108,761

Effective interest rate	9.2%	8.3%	8.9%

Note J – Derivative Instruments and Hedging Activities

On January 22, 2008, the Company entered into a three-year interest rate swap agreement with a bank, fixing the rate of its Term Loan Facility borrowings in its prior credit agreement at 7.35%. The Company’s objective for entering into the interest rate swap was to manage the interest rate exposure on a portion of its Term Loan Facility in its prior credit agreement by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The interest rate swap was designated as a cash flow hedge and expired in January 2011.

The Credit Facility requires the Company to hedge the interest on $126 million of outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•

A two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At December 31, 2012 this Cap had a fair value of $0.0 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its mark-to-market value is reflected as a component of interest expense; and

•

A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2012, this Swap had a fair value loss of $4.0 million and is reflected in other non-current liabilities with its mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the Credit Facility and changes in fair value are included in interest expense on the consolidated statement of operations.

Note K – Income Taxes

Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Current taxes
Federal	$18,306	$14,083	$11,238
State	3,926	3,156	2,731
Foreign	1,054	36	—

Total current taxes	23,286	17,275	13,969

Deferred taxes:
Federal	(1,767)	(8,556)	(4,940)
State	107	(1,860)	(229)
Foreign	(557)	—	(281)

Total deferred taxes	(2,217)	(10,416)	(5,450)

Total tax provision	$21,069	$6,859	$8,519

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Tax credits	$270	$71
Accounts receivable and allowances	757	710
Net operating loss carryforwards	10,304	9,734
Accrued expenses	7,790	4,436
Other	5,983	4,698

Total deferred tax assets	$25,104	$19,649
Valuation allowance (1)	(8,912)	(6,269)

Net deferred tax assets	16,192	13,380

Deferred tax liabilities:
Intangible assets	$(49,791)	$(38,835)
Property and equipment	(13,362)	(9,636)
Prepaid and other expenses	(829)	(617)

Total deferred tax liabilities	$(63,982)	$(49,088)

Total net deferred tax liability	$(47,790)	$(35,708)

(1)	Primarily relates to the AFM operating segment

For the years ending December 31, 2012 and 2011, the Company recognized approximately $64.0 million and $49.1 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.

A valuation allowance relating to the realization of foreign tax credits and net operating losses of $8.9 million was provided at December 31, 2012 and $6.3 million was provided at December 31, 2011. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
United States Federal Statutory Rate	35.0%	(35.0%)	(35.0%)
Foreign and State income taxes (net of Federal benefits)	11.7	3.5	2.3
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	31.1	30.7	26.4
Impact of subsidiary employee stock options	(1.8)	1.7	0.3
Domestic production activities deduction	(4.1)	(5.3)	(2.2)
Non-deductible acquisition costs	3.0	—	1.0
Impairment expense	—	8.0	21.5
Non-recognition of NOL carryforwards at subsidiaries	4.8	24.2	—
Other	(1.1)	(1.4)	0.4

Effective income tax rate	78.6%	26.4%	14.7%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent which is taxed as a partnership.

A reconciliation of the amount of unrecognized tax benefits for 2012, 2011 and 2010 are as follows (in thousands):

Balance at January 1, 2010	$1,676
Additions for current years’ tax positions	3,589
Additions for prior years’ tax positions	752
Reductions for prior years’ tax positions	(8)

Balance at December 31, 2010	$6,009
Additions for current years’ tax positions	1,831
Additions for prior years’ tax positions	28
Reductions for prior years’ tax positions	(416)
Reductions for settlements	(483)
Reductions for expiration of statute of limitations	(284)

Balance at December 31, 2011	$6,685
Additions for current years’ tax positions	1,803
Additions for prior years’ tax positions	158
Reductions for prior years’ tax positions	(29)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(835)

Balance at December 31, 2012	$7,782

Included in the unrecognized tax benefits at December 31, 2012 and 2011 is $7.6 million and $6.7 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions and at December 31, 2012 and 2011, there is $0.3 million and $0.3 million accrued, respectively. Such amounts are included in the Provision (benefit) for income taxes in the accompanying consolidated statements of operations. The Company has an indemnification arrangement that offsets $0.5 million and $1.3 million of the unrecognized tax benefits at December 31, 2012 and 2011, respectively. The change in the unrecognized tax benefits during 2012 and 2011 is primarily due to the uncertainty of the deductibility of amortization and depreciation established as part of initial purchase price allocations in 2008. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.

Each of the Company’s businesses file U.S. federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2008 through 2012 tax years generally remain subject to examinations by the taxing authorities.

Note L – Noncontrolling interest

Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2012, 2011 and 2010 and related noncontrolling interest balances as of December 31, 2012 and 2011:

	% Ownership (1)		% Ownership (1)		% Ownership (1)
	December 31, 2012		December 31, 2011		December 31, 2010
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.4	69.4	69.6	69.4	69.6	69.4
American Furniture	99.9	99.9	99.9	99.9	99.9	91.4
Arnold Magnetics	96.7	87.6	n/a	n/a	n/a	n/a
CamelBak	89.9	79.7	89.9	76.7	n/a	n/a
ERGObaby	81.1	77.1	81.1	74.6	83.9	79.9
FOX	75.8	70.6	78.0	67.9	75.7	68.1
Liberty	96.2	86.7	96.2	87.6	96.2	87.7
Tridien	81.3	67.4	73.9	60.0	73.9	61.8

(1)

The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective operating segment.

	Noncontrolling Interest Balances
	December 30,	December 31,
(in thousands)	2012	2011
ACI	$(5,359)	$4,475
American Furniture	260	46
Arnold Magnetics	1,610	—
CamelBak	12,173	54,729
ERGObaby	11,195	10,233
FOX	12,530	13,661
Liberty	1,752	1,436
Tridien	7,323	10,577
CGM	100	100

	$41,584	$95,257

FOX

As discussed in Note P, on June 18, 2012, the Company recapitalized Fox. As a result of this recapitalization, the Company’s ownership was 75.8% on a primary basis and 70.6% on a fully diluted basis as of December 31, 2012.

Tridien

On August 28, 2012, the Company purchased shares of stock of Anodyne from a group of Tridien’s noncontrolling shareholders for an aggregate purchase price of approximately $1.9 million. As a result of this transaction the Company’s ownership interest in Tridien was 81.3% on a primary basis and 67.4% on a fully diluted basis as of December 31, 2012.

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

CamelBak acquisition issuance

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

During the year ended December 31, 2012, the Company paid the following distributions:

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

On January 31, 2013, the Company paid a distribution of $0.36 per share to holders of record as of January 25, 2013. This distribution was declared on January 10, 2013.

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

(in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Total revenues	$218,150	$241,228	$230,016	$195,327
Gross profit	67,319	76,947	72,901	61,687
Operating income	4,362	20,368	18,001	11,086
Income (loss) from continuing operations	(5,425)	6,779	4,032	367
Income (loss) from discontinued operations, net of income taxes	—	—	(1,690)	522
Gain (loss) on sale of discontinued operations, net of income tax	219	(334)	(130)	—
Net income (loss) attributable to Holdings	(6,718)	3,486	76	(786)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.14)	$0.08	$0.03	$(0.03)
Discontinued operations	0.00	(0.01)	(0.03)	0.01

Basic and fully diluted income (loss) per share attributable to Holdings	$(0.14)	$0.07	$—	$(0.02)

(in thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Total revenues	$160,193	$168,667	$133,144	$144,640
Gross profit	43,861	50,830	41,099	43,354
Operating income (loss)	(26,285)	8,934	7,923	634
Income (loss) from continuing operations	(33,190)	3,070	2,602	(5,283)
Income (loss) from discontinued operations, net of income taxes	3,241	9,400	5,664	(1,284)
Gain on sale of discontinued operations, net of income tax	88,592	—	—	—
Net income (loss) attributable to Holdings	57,459	8,096	6,378	(6,974)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.71)	$0.01	$0.03	$(0.13)
Discontinued operations	1.90	0.16	0.11	(0.02)

Basic and fully diluted income (loss) per share attributable to Holdings	$1.19	$0.17	$0.14	$(0.15)

During the quarter ended June 30, 2012, the Company sold HALO and thus reclassified its historical operations to discontinued operations. The following summarizes HALO’s results that were reclassified to income (loss) from discontinued operations for the quarterly periods during 2012 and 2011 (in thousands):

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenues	n/a	n/a	$14,177	$37,076
Gross profit			5,610	14,906
Operating income (loss)			(2,680)	539
Income (loss) from continuing operations			(1,691)	522

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenues	$55,261	$43,651	$39,296	$32,686
Gross profit	22,341	17,106	15,613	12,739
Operating income (loss)	4,115	2,489	2,883	(453)
Income (loss) from continuing operations	2,822	1,769	2,414	(178)

During the quarter ended December 31, 2011, the Company sold Staffmark and thus reclassified its historical operations to discontinued operations. The following summarizes Staffmark’s results that were reclassified to income (loss) from discontinued operations for the quarterly periods during 2011 (in thousands).

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenues	$50,948	$277,637	$255,644	$246,799
Gross profit	7,279	41,728	35,988	31,949
Operating income (loss)	(6,230)	8,515	3,796	(1,578)
Income (loss) from continuing operations	419	7,631	3,250	(1,106)

During 2011, AFM revalued its standard costing system and thus reclassified certain selling, general and administrative expenses to cost of sales for prior periods. The impact of this reclassification on gross profit for the quarterly periods during 2011 is detailed below. This reclassification had no impact on the Company’s operating income (loss), net income (loss), financial position or its cash flows for any of the periods presented (in thousands).

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Reduction of gross profit	$1,981	$1,536	$1,565	$1,546

Note O – Supplemental Data

Supplemental Balance Sheet Data (in thousands):

	December 31, 2012	December 31, 2011
Summary of accrued expenses:
Accrued payroll and fringes	$21,300	$14,520
Accrued taxes	2,308	2,445
Income taxes payable	8,480	5,530
Accrued interest	156	1,453
Warranty payable	6,410	4,311
Other accrued expenses	9,485	8,127

Total	$48,139	$36,386

	Year Ended December 31, 2012	Year Ended December 31, 2011
Warranty liability:
Beginning balance	$4,311	$3,237
Accrual	5,903	3,556
Warranty payments	(3,804)	(2,769)
Other (1)	—	287

Ending balance	$6,410	$4,311

(1)	Represents warranty liabilities acquired in 2011 related to CamelBak.

Supplemental Cash Flow Statement Data (in thousands):

Non-cash investing activity:

In connection with the acquisition of Orbit Baby in November 2011, Ergobaby issued Ergobaby common stock valued at $2.5 million. See Note C.

Other (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010

Interest paid	$19,024	$12,576	$12,017
Taxes paid	14,257	14,473	14,710

Note P – Related Party Transactions

The Company has entered into the following related party transactions with its Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Supplemental put agreement

•	Cost reimbursement and fees

•	Sale of common stock to majority shareholder

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

For the year ended December 31, 2012, 2011 and 2010, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Advanced Circuits	$500	$500	$500
American Furniture	—	125	500
Arnold Magnetics	375	n/a	n/a
CamelBak	500	176	n/a
ERGObaby	500	500	125
FOX	500	500	500
Liberty	500	500	375
Tridien	350	350	350
Corporate	14,408	13,632	12,226

	$17,633	$16,283	$14,576

NOTE: Not included in the table above are management fees paid to CGM by HALO of $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.

Approximately $3.8 million and $4.2 million of the management fees incurred were unpaid as of December 31, 2012 and 2011, respectively, and are reflected in Due to related party on the consolidated balance sheets.

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

Supplemental Put Agreement

Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these Allocation Interests upon termination of the MSA. Essentially, the put rights granted to CGM require the Company to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as an adjustment to earnings. Refer to Note B for the financial statement impact. Refer to Note H for a description of the calculation of the supplemental put liability.

Cost Reimbursement and Fees

The Company reimbursed its Manager, CGM, approximately $3.5 million, $3.1 million and $2.8 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2012, 2011 and 2010, respectively.

CGM acted as an advisor for the 2012 acquisition and the 2011 acquisition for which it received transaction service and expense payments totaling approximately $1.2 million and $2.4 million, respectively. CGM acted as an advisor for each of the 2010 acquisitions for which it received transaction service and expense payments totaling approximately $1.6 million.

Sale of common stock to majority shareholder

In connection with the acquisition of CamelBak, the Company issued 1,575,000 of its common shares in a private placement at the closing price of $12.50 per share on August 23, 2011, to CMH, the Company’s largest shareholder. In addition, an affiliate of CMH purchased $45 million in 11% convertible preferred stock of CamelBak to facilitate the acquisition for which the affiliate received 652 shares of common stock of CamelBak. On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CMH ($47.7 million), the Company’s largest shareholder, and noncontrolling shareholders ($0.3 million). The redemption was funded by intercompany debt and an equity contribution from the Company of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for the Company and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock.

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

On December 19, 2012, the Company entered into an amendment to the intercompany loan agreement with Advanced Circuits (the “ACI Loan Agreement”). The ACI Loan Agreement was amended to provide for additional term loan borrowings and to permit the proceeds thereof to fund cash distributions totaling $45.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company, and extend the maturity dates of the term loans under the ACI Loan Agreement. The Company’s share of the cash distribution was approximately $31.3 million with approximately $13.7 million being distributed to ACH’s non-controlling shareholders. All other material terms and conditions of the ACI Loan Agreement were unchanged.

American Furniture

AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s previous CEO who retired in 2012. AFM purchases polyfoam from Independent and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2012, 2011 and 2010 totaled approximately $12.7 million, $14.2 million and $17.6 million, respectively. The Company had unpaid balances due to Independent of $0.3 million and $1.0 million as of December 31, 2012 and December 31, 2011, respectively.

American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with the Company dated December 31, 2010. The Company is required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with the Company. Per the maintenance agreement, the shortfall that the Company is required to fund, American Furniture is in turn required to pay down its term debt with the Company. The amount of the shortfall at December 31, 2012 and December 31, 2011 was approximately $3.5 million and $5.8 million, respectively.

CamelBak

Refer to Note C for discussion of CamelBak preferred stock issuance in 2011 and subsequent redemption in 2012.

Fox

The Company leases manufacturing facilities in Watsonville, California from Robert Fox, a founder and noncontrolling shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.1 million for each of the years ended December 31, 2012, 2011 and 2010.

On December 7, 2011, the Company bought 10,000 shares of Fox common stock from the former CEO and 4,500 shares of common stock from a former employee of FOX at a price per share equal to $278.10, aggregating approximately $2.8 million and $1.3 million, respectively.

On June 18, 2012, the Company entered into an amendment to the inter-company loan agreement with Fox (the “Fox Loan Agreement”). The Fox Loan Agreement was amended to (i) provide for term loan borrowings of $60.0 million and an increase to the revolving loan commitment of $2.0 million and to permit the proceeds thereof to fund cash distributions totaling $67.0 million by Fox to the Company and to its non-controlling shareholders, (ii) extend the maturity dates of the term loans under the Fox Loan Agreement, and (iii) modify borrowing rates under the Fox Loan Agreement. The Company’s share of the cash distribution was approximately $50.7 million with approximately $16.3 million being distributed to Fox’s non-controlling shareholders. All other material terms and conditions of the Fox Loan Agreement were unchanged. The table below summarizes the stockholders’ equity impact as a result of the transaction.

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

The Company leases two facilities from noncontrolling shareholders of Tridien. The term of the leases are through September of 2013 and February of 2014. Tridien paid rent under these leases of approximately $0.7 million for the year ended December 31, 2012. Tridien paid rent under these leases of approximately $0.9 million for each of the years ended December 31, 2011 and 2010. A noncontrolling shareholder sold the building being leased by Tridien in California in July 2012.

On August 28, 2012, the Company purchased shares of stock of Tridien from a group of Tridien’s noncontrolling shareholders for an aggregate purchase price of approximately $1.9 million.

Note Q – Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period. The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2012.

Date of acquisition through December 31, 2012

Change in benefit obligation:
Benefit obligation, acquisition date	$15,586
Service cost	391
Interest cost	316
Actuarial loss	47
Employee contributions and transfer	342
Benefits paid	(2,110)
Foreign currency translation	(177)

Benefit obligation	14,395

Change in plan assets:
Fair value of assets, acquisition date	$14,309
Actual return on plan assets	88
Company contribution	414
Employee contributions and transfer	342
Benefits paid	(2,110)
Foreign currency translation	(162)

Fair value of assets	12,881

Funded status	$(1,514)

The unfunded liability of $1.5 million is recognized in the consolidated balance sheet within other non-current liabilities at December 31, 2012. Net periodic benefit cost consists of the following at December 31, 2012:

Date of acquisition through December 31, 2012
Service cost	$391
Interest cost	316
Expected return on plan assets	(180)

Net periodic benefit cost	$527

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2012:

December 31, 2012
Discount rate	2.00%
Expected return on plan assets	2.00%
Rate of compensation increase	1.00%

The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.

The Company, for 2013, will be contributing per the terms of the agreement, and the expected contribution to the plan will be approximately $0.5 million.

The following presents the benefit payments which are expected to be paid for the plan:

Jan. 1, 2013 through Dec. 31, 2013	$735
Jan. 1, 2014 through Dec. 31, 2014	590
Jan. 1, 2015 through Dec. 31, 2015	505
Jan. 1, 2016 through Dec. 31, 2016	560
Jan. 1, 2017 through Dec. 31, 2017	1,142
Jan. 1, 2018 and thereafter	3,779

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

Acquisition Date Allocation

Certificates of deposit and cash and cash equivalents	78%
Fixed income bonds and securities	7%
Private equity and hedge funds	1%
Real estate	11%
Equity and other investments	3%

100%

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2012 were considered Level 3.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)	Balance at	Additions
	beginning	Charge to costs				Balance at
	of year	and expense	Other		Deductions	end of Year

Allowance for doubtful accounts – 2010	$1,572	$1,193	$400	(1)	$1,037	$2,128
Allowance for doubtful accounts – 2011	$2,128	$1,021	$557	(1)	$1,286	$2,420
Allowance for doubtful accounts – 2012	$2,420	$1,796	$365	(1)	$1,532	$3,049

Valuation allowance for deferred tax assets – 2010	$—	$—	$—		$—	$—

Valuation allowance for deferred tax assets – 2011	$—	$6,269	$—		$—	$6,269

Valuation allowance for deferred tax assets – 2012	$6,269	$1,293	$1,350	(1)	$—	$8,912

(1)	Represents opening allowance balances related to current year acquisitions.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)

2.3	Stock Purchase Agreement, dated October 17, 2011, by and among Recruit Co., LTD. and RGF Staffing USA, Inc., as Buyers, the shareholders of Staffmark Holdings, Inc., as Sellers, Staffmark Holdings, Inc. and Compass Group Diversified Holdings LLC as Seller Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 18, 2011.

2.4	Stock Purchase Agreement dated May 1, 2012, among Candlelight Investment Holdings, Inc., Halo Holding Corporation, Halo Lee Wayne, LLC and each of the holders of equity interests of Halo Lee Wayne, LLC listed on Exhibit A thereto (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 2, 2012)

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010)

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)

4.2	Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)

10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)

10.06	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.06 of the Form 10-K filed on March 7, 2012)

10.07	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.08	Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)

10.09	Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011)

10.10	Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011)

10.11	Credit Agreement dated as of October 27, 2011, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 27, 2011)

10.12	Second Amendment to Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 3, 2012)

10.13	Incremental Facility Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 3, 2012)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010)

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010)

99.8	Securities Purchase Agreement dated August 24, 2011, by and among CBK Holdings, LLC, CamelBak Products, LLC, CamelBak Acquisition Corp., for purposes of Section 6.15 and Articles 10 only, Compass Group Diversified Holdings LLC, and for purposes of Section 6.13 and Article 10 only, IPC/CamelBak LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 25, 2011)

99.9	Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.