Form 10-Q
period 2013-03-31
Compass Group Diversified Holdings LLC; Compass Diversified Holdings
filed 2013-05-07
CIK 1345122, 1345126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2013

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

•	the “Revolving Credit Facility” refer to the $290 million Revolving Credit Facility provided by the Credit Facility that matures in April 2017;

•	the “Term Loan Facility” refer to the $251.9 million Term Loan Facility, as of March 31, 2013, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I

FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,500	$18,241
Accounts receivable, less allowances of $3,130 at March 31, 2013 and $3,049 at December 31, 2012	119,354	100,647
Inventories	129,247	127,283
Prepaid expenses and other current assets	20,488	21,488

Total current assets	285,589	267,659
Property, plant and equipment, net	67,504	68,488
Goodwill	257,527	257,527
Intangible assets, net	333,099	340,666
Deferred debt issuance costs, less accumulated amortization of $2,523 at March 31, 2013 and $2,038 at December 31, 2012	7,744	8,238
Other non-current assets	14,035	12,623

Total assets	$965,498	$955,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,737	$52,207
Accrued expenses	50,875	48,139
Due to related party	3,825	3,765
Current portion of supplemental put obligation	5,603	5,185
Current portion, long-term debt	2,550	2,550
Other current liabilities	2,055	1,953

Total current liabilities	132,645	113,799
Supplemental put obligation	52,391	46,413
Deferred income taxes	63,679	63,982
Long-term debt, less original issue discount	269,731	267,008
Other non-current liabilities	7,109	7,787

Total liabilities	525,555	498,989

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at March 31, 2013 and December 31, 2012	650,043	650,043
Accumulated other comprehensive loss	(850)	(132)
Accumulated deficit	(251,077)	(235,283)

Total stockholders’ equity attributable to Holdings	398,116	414,628
Noncontrolling interest	41,827	41,584

Total stockholders’ equity	439,943	456,212

Total liabilities and stockholders’ equity	$965,498	$955,201

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2013	2012
Net sales	$241,567	$195,327
Cost of sales	165,194	133,640

Gross profit	76,373	61,687

Operating expenses:
Selling, general and administrative expense	41,209	40,433
Supplemental put expense (reversal)	6,396	(1,540)
Management fees	4,316	4,532
Amortization expense	7,630	7,176

Operating income	16,822	11,086

Other income (expense):
Interest income	2	33
Interest expense	(5,341)	(6,029)
Amortization of debt issuance costs	(485)	(356)
Other income (expense), net	327	(268)

Income from continuing operations before income taxes	11,325	4,466
Provision for income taxes	7,699	4,099

Income from continuing operations	3,626	367
Income from discontinued operations, net of income tax	—	522

Net income	3,626	889
Less: Income from continuing operations attributable to noncontrolling interest	2,032	1,676
Less: Loss from discontinued operations attributable to noncontrolling interest	—	(1)

Net income (loss) attributable to Holdings	$1,594	$(786)

Amounts attributable to Holdings:
Income (loss) from continuing operations	$1,594	$(1,309)
Income from discontinued operations, net of income tax	—	523

Net income (loss) attributable to Holdings	$1,594	$(786)

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$0.03	$(0.03)
Discontinued operations	—	0.01

	$0.03	$(0.02)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	48,300

Cash distributions declared per share (refer to Note J)	$0.36	$0.36

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)	Three months ended March 31,
	2013	2012
Net income	$3,626	$889
Other comprehensive income (loss):
Foreign currency translation and other	(718)	30

Total comprehensive income, net of tax	$2,908	$919

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Loss	Stockholder’s Equity Attrib. to Holdings	Non-Controlling Interest	Total Stockholders’ Equity
Balance – January 1, 2013	48,300	$650,043	$(235,283)	$(132)	$414,628	$41,584	$456,212
Net income	—	—	1,594	—	1,594	2,032	3,626
Other comprehensive loss – foreign currency translation and other	—	—	—	(718)	(718)	—	(718)
Redemption of noncontrolling interest holders	—	—	—	—	—	(3,090)	(3,090)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	1,301	1,301
Distributions paid	—	—	(17,388)	—	(17,388)	—	(17,388)

Balance – March 31, 2013	48,300	$650,043	$(251,077)	$(850)	$398,116	$41,827	$439,943

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$3,626	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,981	3,109
Amortization expense	7,630	9,981
Amortization of debt issuance costs and original issue discount	845	731
Supplemental put expense (reversal)	6,396	(1,540)
Unrealized (gain) loss on interest rate and foreign currency derivatives	(385)	345
Noncontrolling stockholder charges	1,301	791
Deferred taxes	(857)	(49)
Other	(71)	830
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(18,130)	(1,874)
Increase in inventories	(2,010)	(5,107)
Increase in prepaid expenses and other current assets	(187)	(629)
Increase in accounts payable and accrued expenses	17,987	1,392
Payment of supplemental put liability	—	(13,675)

Net cash provided by (used in) operating activities	20,126	(4,806)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(123,575)
Purchases of property and equipment	(3,328)	(3,405)
Proceeds released from escrow related to Staffmark sale and HALO sales	93	5,045
Purchase of noncontrolling interest	—	(1,466)
Other investing activities	—	268

Net cash used in investing activities	(3,235)	(123,133)

Cash flows from financing activities:
Borrowings under credit facility	15,000	80,000
Repayments under credit facility	(12,637)	(562)
Redemption of CamelBak preferred stock	—	(48,022)
Distributions paid	(17,388)	(17,388)
Net proceeds provided by noncontrolling shareholders	—	4,628
Net proceeds paid to noncontrolling shareholders	(3,090)	—
Debt issuance costs	—	(638)
Other	(22)	(106)

Net cash (used in) provided by financing activities	(18,137)	17,912

Foreign currency impact on cash	(495)	20
Net decrease in cash and cash equivalents	(1,741)	(110,007)
Cash and cash equivalents — beginning of period	18,241	132,370

Cash and cash equivalents — end of period	$16,500	$22,363

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2013

Note A — Organization and business operations

Compass Diversified Holdings, a Delaware statutory trust (“Holdings”), was organized in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Holdings is the sole owner of 100% of the Trust Interests (as defined in the LLC Agreement). Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), is the sole owner of 100% of the Allocation Interests (as defined in the LLC Agreement). Together, the Trust Interests and Allocation Interests constitute the LLC Interests (as defined in the LLC Agreement). The Manager was formerly the sole owner of 100% of the Interests of the Company, as defined in the Company’s operating agreement dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the LLC Agreement.

The Company is a controlling owner of eight businesses, or operating segments, at March 31, 2013. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”) CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“Ergobaby”), Fox Factory, Inc. (“Fox”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), and Anodyne Medical Device, Inc., d/b/a Tridien Medical (“Tridien”). Refer to Note F for further discussion of the operating segments.

Note B — Presentation and principles of consolidation

The condensed consolidated financial statements for the three month periods ended March 31, 2013 and March 31, 2012, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Discontinued Operations

On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As a result, the results of operations for the three months ended March 31, 2012 have been reclassified to exclude discontinued operations in accordance with accounting guidelines. Summarized operating results included in discontinued operations for the three months ended March 31, 2012 were as follows (in thousands):

Three months ended March 31, 2012
Net sales	$37,076

Operating income	539
Income from continuing operations before income taxes	539
Provision for income taxes	17

Income from discontinued operations	$522

Note C — Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance for presenting comprehensive income, which is effective for us January 1, 2013, and applied prospectively. This amended guidance requires an entity to disclose significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items in net income. The adoption of this amended guidance did not have a significant impact on the condensed consolidated financial statements.

In July 2012, the FASB issued amended guidance for performing indefinite-lived intangible impairment tests, which was effective for the Company on January 1, 2013. It allows the Company to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. The adoption of the amended guidance did not have a significant impact on the condensed consolidated financial statements.

Note D — Operating segment data

At March 31, 2013, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•

Ergobaby is a premier designer, marketer and distributor of baby-wearing products and accessories, and a premium line of stroller travel systems. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. Ergobaby offers a broad range of wearable baby carriers and related products that are sold through more than 650 retailers and web shops in the United States and internationally. Ergobaby is headquartered in Los Angeles, California.

•

Fox is a leading designer, manufacturer and marketer of high-performance suspension products and components which are used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles or ATVs, snowmobiles, speciality vehicles and applications and motorcycles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Scotts Valley, California and its products are sold worldwide.

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

A disaggregation of the Company’s consolidated revenue and other financial data for the three months ended March 31, 2013 and 2012 is presented below (in thousands):

Net sales of operating segments	Three months ended March 31,
	2013	2012
ACI	$21,764	$19,445
American Furniture	30,816	30,286
Arnold Magnetics	30,373	11,297
CamelBak	42,755	40,189
Ergobaby	16,207	13,681
Fox	54,879	45,672
Liberty	29,732	21,151
Tridien	15,041	13,606

Total	241,567	195,327
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—

Total consolidated revenues	$241,567	$195,327

International Revenues

Revenues from geographic locations outside the United States were material for the following operating segments: Fox, Ergobaby, CamelBak and Arnold, in each of the periods presented. Fox recorded net sales to shipment locations outside the United States, principally Europe and Asia, of $35.5 million and $27.3 million for the three months ended March 31, 2013 and 2012, respectively. Ergobaby recorded net sales to locations outside the United States of $9.1 million and $8.2 million for the three months ended March 31, 2013 and 2012, respectively. CamelBak recorded net sales to locations outside the United States of $9.1 million and $8.2 million for the three months ended March 31, 2013 and 2012, respectively. Arnold Magnetics recorded net sales to locations outside the United States of $14.9 million for the three months ended March 31, 2013. Arnold Magnetics’ net sales to locations outside the United States during the three months ended March 31, 2012 were not significant. There were no significant inter-segment transactions.

Profit (loss) of operating segments (1)	Three months ended March 31,
	2013	2012
ACI	$5,907	$6,156
American Furniture	573	289
Arnold Magnetics (2)	1,610	(4,681)
CamelBak	8,938	7,144
Ergobaby	2,714	1,649
Fox	6,062	4,291
Liberty	2,857	575
Tridien	754	892

Total	29,415	16,315
Reconciliation of segment profit to consolidated income from continuing operations before income taxes:
Interest expense, net	(5,339)	(5,996)
Other income (expense), net	327	(268)
Corporate and other (3)	(13,078)	(5,585)

Total consolidated income from continuing operations before income taxes	$11,325	$4,466

(1)	Segment profit (loss) represents operating income (loss).
(2)	2012 includes acquisition-related costs in connection with the acquisition of Arnold expensed in accordance with acquisition accounting.
(3)	Includes fair value adjustments related to the supplemental put liability.

Accounts receivable	Accounts Receivable March 31, 2013	Accounts Receivable December 31, 2012
ACI	$6,991	$6,045
American Furniture	14,301	8,840
Arnold Magnetics	16,876	15,850
CamelBak	28,443	23,665
Ergobaby	6,972	6,262
Fox	23,335	25,664
Liberty	16,819	11,914
Tridien	8,747	5,456

Total	122,484	103,696

Reconciliation of segment to consolidated totals:
Corporate and other	—	—

Total	122,484	103,696
Allowance for doubtful accounts	(3,130)	(3,049)

Total consolidated net accounts receivable	$119,354	$100,647

	Goodwill Mar. 31, 2013(1)	Goodwill Dec. 31, 2012(1)	Identifiable Assets Mar. 31, 2013(1)	Identifiable Assets Dec. 31, 2012(1)	Depreciation and Amortization Three months ended March 31,
					2013	2012
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$27,077	$28,044	$1,205	$1,220
American Furniture	—	—	20,749	23,827	43	71
Arnold Magnetics	51,767	51,767	90,106	90,877	1,979	2,104
CamelBak	5,546	5,546	224,143	231,102	3,196	3,258
Ergobaby	41,664	41,664	68,505	70,002	911	1,433
Fox	31,372	31,372	93,869	86,188	1,885	1,713
Liberty	32,684	32,684	34,601	38,265	1,750	1,844
Tridien	19,555	19,555	17,698	18,934	568	564

Total	240,203	240,203	576,748	587,239	11,537	12,207
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	11,869	9,788	74	57
Amortization of debt issuance costs and original issue discount	—	—	—	—	845	731
Goodwill carried at Corporate level (2)	17,324	17,324	—	—	—	—

Total	$257,527	$257,527	$588,617	$597,027	$12,456	$12,995

(1)	Does not include accounts receivable balances per schedule above.
(2)

Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note E — Property, plant and equipment and inventory

Property, plant and equipment is comprised of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Machinery and equipment	$80,889	$79,088
Office furniture, computers and software	7,295	6,548
Leasehold improvements	12,028	11,915
Buildings and land	4,513	4,517

	104,725	102,068
Less: accumulated depreciation	(37,221)	(33,580)

Total	$67,504	$68,488

Depreciation expense was $4.0 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

Inventory is comprised of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Raw materials and supplies	$80,310	$75,894
Finished goods	57,173	60,565
Less: obsolescence reserve	(8,236)	(9,176)

Total	$129,247	$127,283

Note F — Goodwill and other intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit, except at Arnold, which comprises three reporting units.

2013 Annual goodwill impairment testing

At March 31, 2013, the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value. The Company is currently in the process of evaluating the qualitative factors (Step 0) of each reporting unit to determine if the fair values of the reporting units exceed their respective carrying values. However, the Company has determined that Arnold’s three reporting units will require further quantitative testing (Step 1) since the Company cannot conclude that the fair value of Arnold’s reporting units exceeds their carrying values based on qualitative factors. The Company expects to conclude on its goodwill impairment testing during the three months ended June 30, 2013.

A reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2013 and the year ended December 31, 2012, is as follows (in thousands):

	Three months ended March 31, 2013	Year ended December 31, 2012
Beginning balance:
Goodwill	$298,962	$247,002
Accumulated impairment losses	(41,435)	(41,435)

	257,527	205,567
Impairment losses	—	—
Acquisition of businesses (1)	—	51,441
Adjustment to purchase accounting	—	519

Total adjustments	—	51,960

Ending balance:
Goodwill	298,962	298,962
Accumulated impairment losses	(41,435)	(41,435)

	$257,527	$257,527

(1)	Relates to the purchase of Arnold Magnetics in 2012.

Other intangible assets

2013 Annual indefinite lived impairment testing

At March 31, 2013, the Company elected to use the qualitative assessment alternative to test indefinite lived intangible assets for impairment for each of the reporting units that maintain indefinite lived intangible assets. We are currently in the process of evaluating the qualitative factors (Step 0) of each indefinite lived intangible asset to determine if the fair values exceed their respective carrying values. The Company expects to conclude on its indefinite lived intangible asset impairment testing during the three months ended June 30, 2013.

Other intangible assets are comprised of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012	Weighted Average Useful Lives
Customer relationships	$191,878	$191,878	12
Technology and patents	89,556	89,541	8
Trade names, subject to amortization	7,595	7,595	10
Licensing and non-compete agreements	7,736	7,736	4
Distributor relations and other	606	606	5

	297,371	297,356
Accumulated amortization:
Customer relationships	(52,417)	(48,316)
Technology and patents	(36,542)	(33,808)
Trade names, subject to amortization	(1,207)	(977)
Licensing and non-compete agreements	(6,068)	(5,503)
Distributor relations and other	(516)	(516)

Total accumulated amortization	(96,750)	(89,120)
Trade names, not subject to amortization	132,478	132,430

Total intangibles, net	$333,099	$340,666

Amortization expense related to intangible assets was $7.6 million and $7.2 million for the three months ended March 31, 2013 and 2012, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

Apr. 1, 2013 through Dec. 31,	2013	$21,375
	2014	28,431
	2015	24,805
	2016	18,531
	2017	17,253

		$110,395

Note G — Debt

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

On April 2, 2012, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at 99% of par value and increased the term loans outstanding under the Credit Facility from approximately $224.4 million to approximately $254.4 million. The quarterly amortization payments increased to approximately $0.64 million as a result of this incremental term loan. In addition, the Company amended its Credit Facility to reduce the margin on its LIBOR Loans from 6.00% to 5.00% and on its Base Rate Loans from 5.00% to 4.00% and reduce the LIBOR floor from 1.50% to 1.25%. All other terms of the Credit Facility remained unchanged. The Company paid an amendment fee in connection with this amendment of approximately $2.2 million, and incurred additional fees and expenses of approximately $0.6 million in the aggregate. Net proceeds from this incremental term loan were used to reduce the outstanding borrowings under the Revolving Credit Facility.

On April 3, 2013, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at par value and increased the term loans outstanding under the Credit Facility to approximately $281.9 million. The quarterly amortization payments increased to approximately $0.7 million as a result of this incremental term loan. In addition, the Company amended its Credit Facility to reduce the margin on its LIBOR Loans from 5.00% to 4.00% and on its Base Rate Loans from 4.00% to 3.00% and reduce the LIBOR floor from 1.25% to 1.00%. The Company also amended the pricing terms of its Revolving Credit Facility. Under the terms of the amendment, amounts borrowed now bear interest based on a leverage ratio defined in the credit agreement at either LIBOR plus a margin ranging from 2.50% to 3.50%, or base rate plus a margin ranging from 1.50% to 2.50%. Further, the unused fee for the Revolving Credit Facility was reduced from 1.00% to 0.75% when leverage is lower than a defined ratio and the maturity date for the Revolving Credit Facility was extended by six months to April 2017. The Company paid an amendment fee in connection with the term loan amendment and Revolving Credit Facility amendment of approximately $1.8 million, and incurred additional fees and expenses of approximately $0.1 million in the aggregate. Net proceeds from this incremental term loan were used to reduce the Revolving Credit Facility.

Borrowing base availability under our Revolving Credit Facility was approximately $261 million at March 31, 2013. Letters of credit outstanding at March 31, 2013 totaled approximately $1.8 million. At March 31, 2013, the Company was in compliance with all covenants.

The following table provides the Company’s debt holdings at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Revolving Credit Facility	$27,000	$24,000
Term Loan Facility	251,888	252,525
Original issue discount	(6,607)	(6,967)

Total debt	$272,281	$269,558

Less: Current portion, term loan facilities	(2,550)	(2,550)

Long term debt	$269,731	$267,008

Note H — Derivative instruments and hedging activities

The Credit Facility requires the Company to hedge the interest on fifty percent of the outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•

A two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At March 31, 2013 this Cap had a fair value of $0.0 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its mark-to-market value is reflected as a component of interest expense; and

•

A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At March 31, 2013, this Swap had a fair value loss of $4.0 million. The fair value is reflected in other current liabilities of $0.5 million and other non-current liabilities of $3.5 million with its periodic mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the Credit Facility and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Certain of the Company’s subsidiaries enter into foreign currency hedging transactions to limit their risk exposure to fluctuations in foreign currency rates. The Company has not elected hedge accounting for these transactions. These foreign currency instruments are marked-to-market and accordingly $0.4 million was recorded during the three months ended March 31, 2013 to other income/expense. The notional amount of these currency hedging transactions totaled $7.6 million at March 31, 2013 and the fair value was $0.4 million and is included in other current assets on the condensed consolidated balance sheet. Refer to Note I for the related fair value disclosures.

Note I — Fair value measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Foreign currency instruments (1)	382	—	382	—
Liabilities:
Supplemental put obligation	$57,994	$—	$—	$57,994
Call option of noncontrolling shareholder (2)	25	—	—	25
Put option of noncontrolling shareholders (3)	50	—	—	50
Interest rate swap	3,993	—	3,993	—

(1)	Comprised of foreign currency instruments that do not qualify as hedges.
(2)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(3)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Supplemental put obligation	$51,598	$—	$—	$51,598
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	3,997	—	3,997	—

Reconciliations of the change in the carrying value of our Level 3 supplemental put liability from January 1, 2013 through March 31, 2013 and from January 1, 2012 through March 31, 2012 are as follows (in thousands):

	2013	2012
Balance at January 1	$51,598	$49,489
Supplemental put expense (reversal)	6,396	(1,540)
Payment of supplemental put liability	—	(13,675)

Balance at March 31	$57,994	$34,274

Valuation Techniques

The Company has not changed its valuation techniques in measuring the fair value of any of its financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Supplemental put obligation:

The change in the supplemental put liability during the three months ended March 31, 2013, was primarily related to an increase in the estimated fair value of the Fox operating segment.

Foreign currency instruments – asset:

The Company’s foreign currency instruments consist of over-the-counter foreign currency instruments which are not traded on a public exchange. The fair value of the Company’s foreign currency instruments were determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the foreign currency instruments as Level 2.

Note J — Stockholder’s equity

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

Distributions:

•	On January 31, 2013, the Company paid a distribution of $0.36 per share to holders of record as of January 25, 2013. This distribution was declared on January 10, 2013.

•	On April 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2013. This distribution was declared on April 9, 2013.

Note K — Warranties

The Company’s CamelBak, Ergobaby, Fox, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows (in thousands):

	Three months ended March 31, 2013	Year ended December 31, 2012
Beginning balance	$6,410	$4,311
Accrual	1,213	5,903
Warranty payments	(1,431)	(3,804)

Ending balance	$6,192	$6,410

Note L — Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2013 and December 31, 2012:

	% Ownership		% Ownership
	March 31, 2013		December 31, 2012
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.4	69.4	69.4	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.8	96.7	87.6
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.1	76.3	81.1	77.1
FOX	75.8	70.5	75.8	70.6
Liberty	96.2	85.0	96.2	86.7
Tridien	81.4	67.6	81.3	67.4

	Noncontrolling Interest Balances
(in thousands)	March 31, 2013	December 31, 2012
ACI	$(4,694)	$(5,359)
American Furniture	260	260
Arnold Magnetics	1,631	1,610
CamelBak	12,713	12,173
Ergobaby	11,528	11,195
FOX	14,084	12,530
Liberty	1,895	1,752
Tridien	4,310	7,323
CGM	100	100

	$41,827	$41,584

Tridien Preferred Stock Redemption

On February 7, 2013, Tridien redeemed 175,000 shares of its Redeemable Preferred Stock at a redemption price of $100 per share, aggregating $17.5 million. The Company received $14.4 million of the redemption payout and non-controlling shareholders of Tridien received the remaining $3.1 million. In connection with this redemption, Tridien amended its inter-company loan agreement (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $16.5 million and reduce the revolving loan commitment to $4.0 million, (ii) to permit the proceeds from the additional term loans and an additional advance under the revolving loan commitment to fund such preferred stock redemption, (iii) extend the maturity dates of the term loans and revolving loan commitment under the Loan Agreement, (iv) provide for annual amortization of $500,000 in respect of such additional term loan borrowings constituting Term A Loans, and (v) modify borrowing rates under the Loan Agreement. All other material terms and conditions of the Loan Agreement were unchanged. The primary and fully diluted ownership percentages of Tridien did not change as a result of this redemption.

Note M — Income taxes

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	12.2	15.6
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	21.2	16.4
Impact of subsidiary employee stock options	1.0	1.9
Domestic production activities deduction	(2.5)	(9.2)
Non-deductible acquisition costs	—	31.5
Non-recognition of NOL carryforwards at subsidiaries	(2.0)	4.9
Other	3.1	(4.3)

Effective income tax rate	68.0%	91.8%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent which is taxed as a partnership.

Note N — Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The unfunded liability of $1.4 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2013. Net periodic benefit cost consists of the following for the three months ended March 31, 2013. The net periodic benefit cost from date of acquisition through March 31, 2012 was not significant.

Three months ended March 31, 2013
Service cost	$113
Interest cost	70
Expected return on plan assets	(201)

Net periodic benefit cost	$(18)

During the three months ended March 31, 2013, per the terms of the agreement, Arnold has contributed $0.1 million to the plan. For the remainder of 2013, the expected contribution to the plan will be approximately $0.4 million.

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at March 31, 2013 were considered Level 3.

Note O — Subsequent event

Amendment to the Credit Facility

Refer to Note G for a discussion of the Company’s incremental term loan and the amendment to the Credit Facility on April 3, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

Overview

Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of 100% of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

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

2013 Highlights

Debt Re-pricing

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30.0 million. Net proceeds from this incremental term loan were used to reduce outstanding loans on the Revolving Credit Facility. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.00% with a floor of 1.00% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 1.50% – 2.50%. In addition, the amendment provides for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees and expenses of approximately $1.9 million.

Outlook

Net sales during the first quarter of 2013 increased at seven of our eight businesses when compared to the first quarter of 2012 net sales. The preliminary estimate of U.S. gross domestic product (“GDP”), a measure of the total production of goods and services in the United States, increased during the first quarter of 2013 at the seasonally adjusted annualized rate of 2.5%, compared to 0.4% in the fourth quarter of 2012. The increased rate of growth was fueled by consumer spending, which positively impacted sales and earnings of our branded products businesses consisting of CamelBak, Ergobaby, Fox and Liberty Safe. Continued growth in consumer will positively impact growth in these businesses. Alternatively, Department of Defense cutbacks had a negative impact on revenues and earnings in the first quarter of 2013 at Advanced Circuits and Arnold, two of our industrial niche businesses. Our significant liquidity allows us the opportunity to reinvest in our existing businesses and pursue additional platform and bolt-on acquisitions through the remainder of fiscal 2013.

Middle market deal flow in the first quarter of 2013 was slower than typical, in part due to a high level of tax-driven transactions in the fourth quarter of 2012 resulting in a reduced deal pipeline at the start of the year. We have recently experienced a slight uptick in the early stages of deal activity and are cautiously optimistic that deal flow will increase over the balance of this year. Valuation levels remain relatively high for high quality companies, driven by the continued availability of debt capital with attractive terms and financial and strategic buyers seeking to deploy equity capital.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	January 4, 2008	March 31, 2010

Advanced Circuits	Tridien	American Furniture	Fox	Liberty Safe

September 16, 2010	August 24, 2011	March 5, 2012

Ergobaby	CamelBak	Arnold Magnetics

In the following results of operations, we provide (i) our actual consolidated results of operations for the three-months ended March 31, 2013 and 2012, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three-months ended March 31, 2013 and 2012 which include relevant pro-forma adjustments to historical results and explanations, where appropriate, for the 2012 acquisition.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012

Net sales	$241,567	$195,327
Cost of sales	165,194	133,640

Gross profit	76,373	61,687

Selling, general and administrative expense	41,209	40,433
Fees to Manager	4,316	4,532
Supplemental put expense (reversal)	6,396	(1,540)
Amortization of intangibles	7,630	7,176
Impairment expense	—	—

Operating income	$16,822	$11,086

Net sales

On a consolidated basis, net sales for the first quarter of 2013 increased by approximately $46.2 million or 23.7% when compared to last year’s first quarter. Incremental sales from Arnold, our 2012 acquisition, account for $19.1 million of the increase while sales increases at our other businesses, particularly Fox ($9.2 million) and Liberty ($8.6 million) account for most of the remainder of the increase. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but we expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.

Cost of sales

On a consolidated basis, cost of sales increased approximately $31.6 million during the three month period ended March 31, 2013 compared to the corresponding period in 2012. This increase is due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of sales was approximately 31.6% in each of the three-month periods ended March 31, 2013 and 2012. Refer to “Results of Operations – Our Businesses” below for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $0.8 million during the three month period ended March 31, 2013 compared to the corresponding period in 2012. This increase is due primarily to increased employee related costs at those businesses which experienced top line sales growth in the first quarter of 2013 and the inclusion of Arnold’s (acquired March 5, 2012) results of operations for three months in 2013 compared to only one month in 2012, offset in part by $4.3 million in acquisition transaction costs recorded in the first quarter of 2012 . No acquisition transaction costs were recorded in the first quarter of 2013. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense decreased $0.1 million during the three months ended March 31, 2013 compared to the same period in 2012.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended March 31, 2013, we incurred approximately $4.3 million in expense for these fees compared to $4.5 million for the corresponding period in 2012. The decrease is due to the decrease in adjusted net assets as of March 31, 2013 compared to 2012 resulting from the decrease in adjusted net assets resulting from the sale of Halo in May 2012.

Supplemental put expense

Concurrent with our initial public offering in 2006, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the Management Services Agreement. This charge represents the estimated increase/decrease in the value of our businesses over our basis in those businesses together with the increase/decrease in the contribution portion of the profit allocation that our Manager would be entitled to if the Management Services Agreement were terminated. During the three months ended March 31, 2013, we incurred approximately $6.4 million in supplemental put expense based principally on the positive results of operations of Fox, CamelBak and Liberty during the three-months ended March 31, 2013. During the three months ended March 31, 2012, we reversed approximately $1.5 million in supplemental put expense based on lower overall valuations attributed to our subsidiaries compared to valuations determined as of December 31, 2011.

Amortization of intangibles

Amortization of intangible assets increased approximately $0.5 million in the three months ended March 31, 2013 compared to the same period in 2012 due to the inclusion of Arnold (acquired March 1, 2012) results of operations for three months in 2013 compared to only one month in 2012.

Results of Operations — Our Businesses

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three-month periods ending March 31, 2013 and March 31, 2012 on a stand-alone basis. The results of operations for the 2012 acquisition include appropriate pro-forma adjustments and explanations. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards (‘PCBs”) to customers throughout the United States. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require higher levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On May 23, 2012 Advanced Circuits acquired Universal Circuits for approximately $2.3 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. Universal Circuits’ Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector. For the three-months ended March 31, 2013, the consolidated results of operations of Advanced Circuits includes net sales of Universal Circuits aggregating $3.5 million and gross profit of Universal Circuits aggregating $0.8 million.

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three-month periods ended March 31, 2013 and March 31, 2012.

	Three-months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$21,764	$19,445
Cost of sales	11,595	9,211

Gross profit	10,169	10,234

Selling, general and administrative expense	3,370	3,196
Fees to manager	125	125
Amortization of intangibles	767	757

Income from operations	$5,907	$6,156

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 increased approximately $2.3 million or 11.9% over the corresponding three month period ended March 31, 2012. The increase in net sales is primarily the result of an increase in gross sales in long-lead time PCBs ($2.7 million) and a decrease in sales promotions and discounts ($0.8 million) in the three-months ended March 31, 2013 compared to the same period in 2012, offset by a decrease in sales of quick-turn production and prototype PCBs ($1.0 million). The increase in long-lead sales in the first quarter of 2013 compared to the same period in 2012 is the result of incremental sales attributable to the Universal Circuits operation acquired in May 2012. The decrease in sales of quick-turn and prototype PCBs in first quarter of 2013 compared to 2012 is primarily the result of a decline in orders from Department of Defense contractors. Sales from quick-turn and prototype PCBs represented approximately 56.1% of gross sales in the first quarter of 2013 compared to 64.6% during the same period of 2012.

Cost of sales

Cost of sales for the three months ended March 31, 2013 increased approximately $2.4 million compared to the comparable period in 2012. Gross profit as a percentage of sales decreased during the three months ended March 31, 2013 (46.7% at March 31, 2013 as compared to 52.6% at March 31, 2012). This decrease in gross margin is the principally the result of greater proportion of long-lead sales to total sales in the 2013 period compared to 2012. Long lead PCB sales carry a significantly lower gross margin when compared to prototype or quick-turn PCB sales.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.2 million during the three months ended March 31, 2013 compared to the same period in 2012 due principally to incremental costs incurred at its Universal Circuits production facility in Minnesota.

Income from operations

Operating income for the three months ended March 31, 2013 was approximately $5.9 million compared to $6.2 million earned in the same period in 2012, a decrease of approximately $0.2 million, principally as a result of those factors described above.

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

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair, and; (iv) accent tables.

We purchased a controlling interest in American Furniture in August 2007.

Results of Operations

The table below summarizes the income (loss) from operations data for American Furniture for the three-month periods ended March 31, 2013 and March 31, 2012.

	Three-months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$30,816	$30,286
Cost of sales	28,128	27,658

Gross profit	2,688	2,628

Selling, general and administrative expense	2,102	2,326
Fees to manager	—	—
Amortization of intangibles	13	13
Impairment expense	—	—

Income from operations	$573	$289

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 increased approximately $0.5 million, or 1.8% over the corresponding three months ended March 31, 2012. During the three months ended March 31, 2013, stationary product sales were flat and motion product sales increased approximately $0.8 million compared to the same period in 2012. This increase in motion product sales was due in large part to the introduction of a new power motion product, partially offset by a reduction in sales of other products and a reduction in fuel surcharges during the three-months ended March 31, 2013 compared to the same period of 2012. Historically, net sales are highest during the first quarter of each fiscal year (January – March) compared to the remaining quarters.

Cost of sales

Cost of sales increased approximately $0.5 million in the three months ended March 31, 2013 as compared to the same period of 2012. Gross profit as a percentage of sales was 8.7% in each of the three months ended March 31, 2013 and 2012. Slight increases in raw material costs in the first quarter of 2013 were offset by lower labor charges due to a product mix requiring less labor intensive costs.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2013, decreased approximately $0.2 million compared to the same period of 2012 primarily due to decreased costs related to headcount reduction.

Income from operations

Income from operations were $0.6 million for the three months ended March 31, 2013 compared to $0.3 million in the three months ended March 31, 2012, principally due to the factors described above.

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

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications, and

•	Rolled Products (approximately 10% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Results of Operations and Pro forma Results of Operations

The table below summarizes the income from operations data for Arnold Magnetics for the three month period ended March 31, 2013 and the pro-forma income from operations data for the three month period ended March 31, 2012.

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012 (Pro-forma)
Net sales	$30,373	$34,546
Cost of sales (a)	23,467	26,261

Gross profit	6,906	8,285
Selling, general and administrative expense (b)	4,297	4,428
Fees to manager (c)	125	125
Amortization of intangibles (d)	874	822

Income from operations	$1,610	$2,910

Pro-forma results of operations of Arnold Magnetics for the three months ended March 31, 2012 includes the following pro-forma adjustments, applied to historical results as if we acquired Arnold Magnetics on January 1, 2012:

(a)	Cost of sales for the three months ended March 31, 2012 does not include $3.2 million of amortization expense associated with the inventory fair value step-up as a result of and derived from the purchase price allocation in connection with our purchase.
(b)	Selling, general and administrative expense was reduced by approximately $12.1 million in the three-months ended March 31, 2012 representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager during the three-months ended March 31, 2012.
(d)	Represents an increase in amortization of intangible assets totaling $0.6 million in the three months ended March 31, 2012. These adjustments are the result of and were derived from the purchase price allocation in connection with our acquisition.

Three months ended March 31, 2013 compared to the pro forma three months ended March 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 were approximately $30.4 million, a decrease of $4.2 million, or 12.1%, compared to the same period in 2012. The decrease in net sales is a result of decreased sales in the PMAG ($1.7 million), Flexmag ($0.8 million) and Rolled Products ($1.7 million) product sectors. PMAG sales represented approximately 78.0% of net sales for the three months ended March 31, 2013 compared to 73.5% for the same period in 2012. The decrease in PMAG sales during the three-months ended March 31, 2013 compared to the same period in 2012 is principally attributable to lower reprographic application sales, a component of PMAG. The decrease in Rolled Products sales is attributable to market softness in the U.S. defense market and the European energy market.

International sales were $14.9 million during the three months ended March 31, 2013 compared to $15.5 million during the same period in 2012, a decrease of $0.6 million or 3.9%.

Cost of sales

Cost of sales for the three months ended March 31, 2013 were approximately $23.5 million compared to approximately $26.3 million in the same period of 2012. The decrease of $2.8 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales decreased from 24.0% for the quarter ended March 31, 2012 to 22.7% in the quarter ended March 31, 2013. The decrease is attributable to decreased margins in the Flexmag and Rolled Products sectors due to unfavorable customer / product sales mixes, offset in part by an increase in margins at its PMAG product sector. The increase in margins in the PMAG sector are due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the three-months ended March 31, 2013 compared to the same period in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2013 decreased to approximately $4.3 million or 14.1% of net sales compared to $4.4 million or 12.8% of net sales for the same period in 2012.

Income from operations

Income from operations for the three months ended March 31, 2013 was approximately $1.6 million, a decrease of $1.3 million when compared to the same period in 2012, based on the factors described above.

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

Results of Operations

The table below summarizes the income from operations data for CamelBak for the three month periods ended March 31, 2013 and March 31, 2012.

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$42,755	$40,189
Cost of sales	23,136	22,014

Gross profit	19,619	18,175
Selling, general and administrative expense	8,278	8,528
Fees to manager	125	125
Amortization of intangibles	2,278	2,378

Income from operations	$8,938	$7,144

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 were approximately $42.8 million, an increase of $2.6 million, or 6.4%, compared to the same period in 2012. The increase in gross sales is a result of increased sales in Hydration Systems ($2.2 million), Bottles ($1.7 million) and Accessories ($0.5 million), offset in part by a decrease in sales in Gloves ($1.7 million). The increased sales during the three months ended March 31, 2013 compared to the same period in 2012 is attributable to the continued success of “Antidote”, CamelBak’s reservoir for the recreational Hydration Systems line, introduced in 2010, the expansion of offerings in Bottles, such as eddyTM, and the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers, for all product lines. In addition, CamelBak began providing Hydration Systems as a subcontractor as part of the United States Marine Corps pack program beginning at the end of 2011 which accounted for a substantial portion of Hydration Systems sales during the fiscal quarter’s ending March 31, 2013 and 2012. The Marine Corps contract was substantially completed during the quarter ending March 31, 2013. The decrease in Glove sales in the three-months ended March 31, 2013 compared to the same period in 2012 is principally due to continuing decreased demand from the U.S. Military.

Sales of Hydration Systems and Bottles represented approximately 88% of gross sales for the three months ended March 31, 2013 compared to 84% for the same period in 2012. Military sales were approximately 36% of gross sales for the three months ended March 31, 2013 compared to 35% for the same period in 2012. International sales were approximately 21% of gross sales for the three months ended March 31, 2013 compared to 20% for the same period in 2012.

Cost of sales

Cost of sales for the three months ended March 31, 2013 were approximately $23.1 million compared to approximately $22.0 million in the same period of 2012. The increase of $1.1 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales increased to 45.9% for the quarter ended March 31, 2013 compared to 45.2% in the quarter ended March 31, 2012. The increase is attributable to: (i) a favorable sales mix in Bottles and Hydration Systems during this year’s first quarter compared to last year’s quarter, and (ii) the decrease in Glove sales, which carries a lower gross profit margin than CamelBak’s other product sectors.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2013 decreased to approximately $8.3 million or 19.4% of net sales compared to $8.5 million or 21.2% of net sales for the same period of 2012.

Income from operations

Income from operations for the three months ended March 31, 2013 was approximately $8.9 million, an increase of $1.8 million when compared to the same period in 2012, based on the factors described above.

Ergobaby

Overview

Ergobaby, with headquarters in Los Angeles, California, is a premier designer, marketer and distributor of baby-wearing products, stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 600 retailers and web shops in the United States and internationally in approximately 50 countries.

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

Both brands are well regarded in the infant and juvenile industry which has led to numerous awards and accolades from consumer surveys and publications.

Results of Operations

The table below summarizes the income from operations data for Ergobaby for the three month periods ended March 31, 2013 and March 31, 2012.

	Three-months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$16,207	$13,681
Cost of sales	6,048	5,715

Gross profit	10,159	7,966

Selling, general and administrative expense	6,577	5,414
Fees to manager	125	125
Amortization of intangibles	743	778

Income from operations	$2,714	$1,649

Three-months ended March 31, 2013 compared to the three-months ended March 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 were $16.2 million, an increase of $2.5 million or 18.5% compared to the same period in 2012. During the three-months ended March 31, 2013 international sales were approximately $9.1 million, representing an increase of $0.9 million over the corresponding period in 2012. International baby carrier and accessory sales increased by approximately $2.0 million, offset in part by a decrease in international stroller sales totaling approximately $1.1 million. International stroller sales were negatively impacted during the first quarter of 2013 by the timing of shipments to distributors. Domestic sales were $7.1 million in the first quarter of 2013 reflecting an increase of $1.6 million over the corresponding period in 2012. The increase in domestic sales in the first quarter of 2013 compared to 2012 is primarily attributable to increased sales of baby carriers and accessories to national retail accounts. Baby carriers and accessories represented 82.1% of gross sales in the three-months ended March 31, 2013 compared to 74.4% in the same period in 2012.

Cost of sales

Cost of sales for the three months ended March 31, 2013 were approximately $6.0 million compared to $5.7 million in the same period of 2012. The increase of $0.3 million is principally due to the increase in sales in 2013 compared to the same period in 2012. Gross profit as a percentage of sales was 62.7% for the quarter ended March 31, 2013 compared to 58.2% for the same period in 2012. The 4.5% increase is primarily attributable to $0.6 million in amortization expense reflected in cost of sales in the first quarter of 2012 resulting from an inventory fair value step-up as part of the purchase price allocation in connection with the acquisition of Orbit Baby in November 2011. Excluding the inventory step-up amortization charges reflected in 2012, gross profit as a percentage of sales was 62.4% in the 2012 period.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended March 31, 2013 increased to approximately $6.6 million or 40.6% of net sales compared $5.4 million or 39.6% of net sales for the same period of 2012. The $1.2 million increase is primarily attributable to increases in employee related costs due to increased headcount to support business growth.

Income from operations

Income from operations for the three months ended March 31, 2013 increased $1.1 million, to $2.7 million, as compared to $1.6 million the same period of 2012, based on the factors described above.

Fox Factory

Overview

Fox, headquartered in Scotts Valley, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include: snowmobiles, motorcycles, all-terrain vehicles (ATVs), and other off-road vehicles.

Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace in their respective product categories. Fox’s technical success is demonstrated by its large number of award winning performances by professional athletes who use its suspension products. As a result, Fox’s suspension components are incorporated by original equipment manufacturer (“OEM”) customers on their high-performance models in the mountain bike and powered vehicle product categories. We believe OEMs seek to capitalize on the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket channel, consumers seeking higher performance select Fox’s suspension components to enhance their existing equipment.

Fox sells to more than 150 OEM and 2,300 retail dealers and distributors across its market product categories worldwide. In each of the years 2012 and 2011, approximately 80% of Fox’s sales were to OEM customers. The remaining sales were to Aftermarket customers.

We purchased a controlling interest in Fox in January 2008.

Results of Operations

The table below summarizes the income from operations data for Fox for the three-month periods ended March 31, 2013 and March 31, 2012.

	Three-months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$54,879	$45,672
Cost of sales	39,164	32,572

Gross profit	15,715	13,100

Selling, general and administrative expense	8,187	7,380
Fees to manager	125	125
Amortization of intangibles	1,341	1,304

Income from operations	$6,062	$4,291

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 increased approximately $9.2 million, or 20.2%, compared to the corresponding period in 2012. Sales growth was primarily driven by sales to OEMs, which increased $7.7 million to $43.7 million during the three months ended March 31, 2013 compared to $36.0 million for the same period in 2012. The increase in net sales to OEMs is largely driven by increased spec with our customers. The remaining increase in sales totaling $1.5 million reflects increased sales to Aftermarket customers in the three-months ended March 31, 2013 compared to the same period in 2012. The increase in sales to Aftermarket customers is due to higher end user demand for our products.

Cost of sales

Cost of sales for the three months ended March 31, 2013 increased approximately $6.6 million, or 20.2%, compared to the corresponding period in 2012. The increase in cost of sales is primarily due to increased net sales. Gross profit as a percentage of sales was approximately 28.6% for the three months ended March 31, 2013 compared to 28.7% for the same period in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2013 increased $0.8 million to approximately $8.2 million or 14.9% of net sales compared to $7.4 million or 16.2% of net sales for the same period of 2012. The increase is primarily attributable to increases in employee related costs required to support top line growth.

Income from operations

Income from operations for the three months ended March 31, 2013 increased approximately $1.8 million, to $6.1 million, when compared to the corresponding period in 2012, principally as a result of the increase in net sales and other factors, as described above.

Liberty Safe

Overview

Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm & fleet, and home improvement retail outlets (“Non-Dealer sales”). Liberty has the largest independent dealer network in the industry.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

We purchased a controlling interest in Liberty Safe in March 2010.

Results of Operations

The table below summarizes the income from operations data for Liberty Safe for the three-month periods ended March 31, 2013 and March 31, 2012.

	Three-months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$29,732	$21,151
Cost of services	22,099	16,105

Gross profit	7,633	5,046

Selling, general and administrative expense	3,421	3,052
Fees to manager	125	125
Amortization of intangibles	1,230	1,294

Income from operations	$2,857	$575

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales

Net sales for the quarter ended March 31, 2013 increased approximately $8.6 million or 40.6% compared to the corresponding quarter ended March 31, 2012. Non-Dealer sales were approximately $18.2 million in the three months ended March 31, 2013 compared to $12.6 million for the three months ended March 31, 2012 representing an increase of $5.6 million or 44.4%. Dealer sales totaled approximately $11.5 million in the three months ended March 31, 2013 compared to $8.6 million in the same period in 2012, representing an increase of $2.9 million or 33.7%. The increase in Non-Dealer sales in the three-months ended March 31, 2013 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores. Liberty is the sole provider of safes to these two accounts. In addition, the significant increase in net sales at both the Dealer and Non-Dealer level is the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from potential challenges by Federal and state government to the second amendment, and (ii) increased availability of import safes and safes manufactured in-house, on Liberty’s new production line.

Cost of sales

Cost of sales for the quarter ended March 31, 2013 increased approximately $6.0 million when compared to the same period in 2012. Gross profit as a percentage of net sales totaled approximately 25.7% and 23.9% of net sales for the quarters ended March 31, 2013 and March 31, 2012, respectively. The increase in gross profit as a percentage of sales during the three-months ended March 31, 2013 compared to the same period in 2012 is principally attributable to Dealer and Non-Dealer price increases enacted during the first quarter of 2013, manufacturing efficiencies and a favorable product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the quarter ended March 31, 2013, increased approximately $0.4 million compared to the same period in 2012. This increase is principally the result of increases in the following costs: (i) commission for the increase in sales, and compensation expense, of $0.1 million, (ii) co-op advertising and national advertising totaling $0.2 million, and (iii) other miscellaneous costs of $0.1 million, including depreciation, travel, legal, and other costs.

Income from operations

Income from operations increased $2.3 million during the three-months ended March 31, 2013 compared to the same period in 2012, principally as a result of the increase in net sales and other factors, as described above.

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

We purchased a controlling interest in Tridien in August 2006.

Results of Operations

The table below summarizes the income from operations data for Tridien for the three-month periods ended March 31, 2013 and March 31, 2012.

	Three-months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$15,041	$13,606
Cost of sales	11,557	10,199

Gross profit	3,484	3,407

Selling, general and administrative expense	2,324	2,106
Fees to manager	87	87
Amortization of intangibles	319	322

Income from operations	$754	$892

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales

Net sales for the three months ended March 31, 2013 were approximately $15.0 million compared to approximately $13.6 million for the same period in 2012, an increase of $1.4 million or 10.5%. Sales of non-powered products (including patient positioning devices) totaled $11.9 million during the three months ended March 31, 2013 representing an increase of $0.8 million compared to the same period in 2012. Sales of powered products totaled $3.1 million during the three months ended March 31, 2013 representing an increase of $0.6 million compared to the same period in 2012. These increases are the result of new product sales during the first quarter of 2013.

Cost of sales

Cost of sales increased approximately $1.4 million for the three months ended March 31, 2013 compared to the same period in 2012. Gross profit as a percentage of sales was 23.2% for the three months ended March 31, 2013 compared to 25.0% in the corresponding period in 2012. The decrease in gross profit as a percentage of sales was primarily due to increased warranty costs and operational inefficiencies resulting from an unfavorable product mix during the three months ended March 31, 2013 compared to the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 increased $0.2 million compared to the same period in 2012.

Income from operations

Income from operations decreased approximately $0.1 million to $0.8 million for the three months ended March 31, 2013 compared to the same period in 2012 based on those factors described above.

Liquidity and Capital Resources

For the three-months ended March 31, 2013, on a consolidated basis, cash flows provided by operating activities totaled approximately $20.1 million, which represents a $24.9 million increase compared to the three-month period ended March 31, 2012 cash used in operations of $4.8 million. This increase is principally the result of the cash used to pay the profit allocation to CGM related to the sale of our former subsidiary, Staffmark in October 2011 ($13.7 million) in the three months ended March 31, 2012 together with the increase in net income of our businesses for the three-months ended March 31, 2013 compared to 2012 ($7.8 million).

Cash flows used in investing activities for the three-months ended March 31, 2013 totaled approximately $3.2 million, which reflects capital expenditures during the period, compared to $123.1 million of cash flows used in the same period of 2012, which reflects the use of cash to purchase Arnold ($123.6 million) and capital expenditures ($3.4 million) offset in part by proceeds received from the sale of Staffmark ($5.0 million).

Cash flows used in financing activities during the three-months ended March 31, 2013 totaled approximately $18.1 million, principally reflecting; (i) distributions paid to shareholders during the quarter totaling approximately $17.4 million; (ii) the non-controlling interest portion of the Tridien preferred stock redemption ($3.1 million), offset in part by net borrowings under our Credit Facility ($2.4 million) compared to cash flows provided by financing activities totaling approximately $17.9 million during the three-months ended March 31, 2012, which reflects; (i) distributions paid to shareholders during the quarter ($17.4 million); (ii) repayments of preferred stock and accumulated interest at our CamelBak subsidiary ($48.0 million); offset by (iii) borrowings on our Revolving Credit Facility ($80.0 million) and proceeds from non-controlling shareholders ($4.6 million).

At March 31, 2013 we had approximately $16.5 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of March 31, 2013, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits – $98.9 million;

•	American Furniture – $16.0 million;

•	Arnold Magnetics – $80.9 million;

•	CamelBak – $128.6 million;

•	Ergobaby – $51.9 million;

•	Fox – $52.9 million;

•	Liberty – $36.3 million; and

•	Tridien – $18.1 million.

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

We recognized a non-cash charge to earnings of approximately $6.4 million during the three months ended March 31, 2013 in order to reflect an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A liability of approximately $58.0 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at March 31, 2013.

The current portion of the supplemental put liability of $5.6 million represents an accrual for the contribution-based profit allocation that will be paid to our Manager during the second quarter of 2013. This accrual represents the contribution-based profit for the fifth anniversary date of the acquisition of Fox and reduces the overall supplemental put liability when paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following each fifth anniversary of the date upon which we acquired a controlling interest in that business.

The following table provides the contribution-based profit (loss) for each of the businesses we control at March 31, 2013 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability:

(in thousands)	Contribution- based profit allocation accrual at March 31, 2013	Quarter End of Fifth Anniversary

Advanced Circuits	$3,059	June 30, 2016
American Furniture	(13,980)	September 30, 2017
Arnold Magnetics	(1,210)	March 31, 2017
CamelBak	(165)	September 30, 2016
Ergobaby	842	September 30, 2015
FOX	5,603	March 31, 2013
Liberty	286	March 31, 2015
Tridien	(497)	September 30, 2016

Total contribution-based profit portion	$(6,062)
Estimated gain on sale portion	64,056

Total supplemental put liability	$57,994

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended March 31, 2013 was paid on April 30, 2013 and was $17.4 million.

On March 31, 2013, our Credit Facility provided for a Revolving Credit Facility totaling $290 million which matures in October 2016 and a Term Loan Facility totaling $225 million, which matures in October 2017.

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30.0 million. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.00% with a LIBOR floor of 1.00% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 1.50% – 2.50%. In addition the amendment provided for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees and expenses of approximately $1.9 million in connection with this Amendment.

The Term Loan Facility requires quarterly payments of $0.7 million with a final payment of the outstanding principal balance due in October 2017.

At March 31, 2013, we had $27.0 million in outstanding borrowings under the Revolving Credit Facility.

We had approximately $261 million in borrowing base availability under this facility at March 31, 2013. Letters of Credit totaling $1.8 million were outstanding at March 31, 2013. We currently have no exposure to failed financial institutions.

The following table reflects required and actual financial ratios as of March 31, 2013 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.94:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.79:1.0

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

The Credit Facility requires us to hedge the interest on $126 million of outstanding debt under the Term Loan Facility. We entered into the following derivative transactions on October 31, 2011:

•

On October 31, 2011, we purchased a two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps three-month LIBOR at 2.5% in exchange for a fixed payment of $0.3 million. At March 31, 2013 this Cap had a fair value of $0.0 million.

•

On October 31, 2011, we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At March 31, 2013, this Swap had a fair value of negative $4.0 million and is reflected as a component of other non-current liabilities ($3.6 million) with the remaining balance included as a component of current liabilities.

Interest Expense

We incurred interest expense totaling $5.3 million for the three months ended March 31, 2013 compared to $6.0 million for the same period in 2012. The components of interest expense are as follows (in thousands):

	Three months ended March 31,
	2013	2012

Interest on credit facilities	$4,290	$4,495
Unused fee on revolving credit facility	645	660
Amortization of original issued discount	360	375
Unrealized (gains) losses on interest rate derivatives	(3)	468
Letter of credit fees	26	26
Other	23	5

Interest expense	$5,341	$6,029

Average daily balance of debt outstanding	$282,520	$250,757

Effective interest rate	7.6%	9.6%

Income Taxes

We incurred income tax expense of $7.7 million with an effective income tax rate of 68% during the three-months ended March 31, 2013 compared to $4.1 million with an effective income tax rate of 91.8% during the same period in 2012. A portion of the acquisition costs expensed during the three months ended March 31, 2012 in connection with the acquisition of Arnold are not tax deductible, and losses incurred at the corporate level, which is an LLC, are not tax deductible as those costs are passed through to the shareholders. For the three-months ended March 31, 2012, these two items accounted for 31.5% and 16.4%, respectively, of the increased effective tax rate compared to the Federal statutory rate at March 31, 2012. Non-deductible costs incurred at the corporate level increased the effective income tax rate by 21.2% during the three months ended March 31, 2013. State and foreign income taxes (net of the Federal benefit) accounts for the majority of the remaining increase in our effective income tax rates in both periods.

The components of income tax expense as a percentage of income from continuing operations before income taxes for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	12.2	15.6
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	21.2	16.4
Impact of subsidiary employee stock options	1.0	1.9
Domestic production activities deduction	(2.5)	(9.2)
Non-deductible acquisition costs	—	31.5
Non-recognition of NOL carry forwards at subsidiaries	(2.0)	4.9
Other	3.1	(4.3)

Effective income tax rate	68.0%	91.8%

(1)	The effective income tax rate for all periods includes a significant loss at the Company‘s parent which is taxed as a partnership.

Reconciliation of Non-GAAP Financial Measures

U.S. GAAP refers to generally accepted accounting principles in the United States. From time to time we may publicly disclose certain “non-GAAP” financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.

Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The tables below reconcile the most directly comparable GAAP financial measures to Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, and Cash Flow Available for Distribution and Reinvestment (“CAD”).

Reconciliation of Net income (Loss) to EBITDA and Adjusted EBITDA

EBITDA – EBITDA is calculated as income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.

Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our Manager that requires us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate (essentially, when the fair value of our businesses increase we will incur additional supplemental put charges and vice versa when the fair value of our businesses decrease); (iv) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement (“MSA’); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Three months ended March 31, 2013

			Advanced	American	Arnold
	Consolidated	Corporate	Circuits	Furniture	Magnetics	CamelBak	Ergobaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$3,626	$(6,902)	$2,136	$94	$(453)	$3,004	$699	$3,552	$1,150	$346	$3,626

Adjusted for:
Provision (benefit) for income taxes	7,699	(26)	1,686	—	132	3,104	462	1,588	578	175	7,699
Interest expense, net	5,339	5,315	—	4	(1)	—	19	2	—	—	5,339
Intercompany interest	—	(10,796)	1,948	449	1,834	3,001	1,454	840	1,067	203	—
Depreciation and amortization	12,087	(131)	1,344	78	2,073	3,338	997	1,993	1,813	582	12,087

EBITDA	28,751	(12,540)	7,114	625	3,585	12,447	3,631	7,975	4,608	1,306	28,751

(Gain) loss on sale of fixed assets	16	—	—	(6)	(2)	14	—	(7)	—	17	16
Non-controlling shareholder compensation	1,301	—	6	—	35	236	201	700	100	23	1,301
Supplemental put expense	6,396	6,396	—	—	—	—	—	—	—	—	6,396
Management fees	4,316	3,478	125	—	125	125	125	125	125	88	4,316

Adjusted EBITDA	$40,780	$(2,666)	$7,245	$619	$3,743	$12,822	$3,957	$8,793	$4,833	$1,434	$40,780

Adjusted EBITDA

Three months ended March 31, 2012

			Advanced	American	Arnold
	Consolidated	Corporate	Circuits	Furniture	Magnetics	CamelBak	Ergobaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$889	$(2,133)	$3,135	$(177)	$(4,644)	$1,989	$(49)	$2,639	$(377)	$506	$889

Adjusted for:
Provision (benefit) for income taxes	4,099	(22)	1,625	—	(646)	1,663	(31)	1,373	(206)	343	4,099
Interest expense, net	5,996	5,972	—	4	(1)	—	19	2	—	—	5,996
Intercompany interest	—	(8,341)	1,305	429	578	3,162	1,604	181	1,049	33	—
Depreciation and amortization	12,620	(131)	1,312	121	2,138	3,407	1,523	1,764	1,911	575	12,620

EBITDA	23,604	(4,655)	7,377	377	(2,575)	10,221	3,066	5,959	2,377	1,457	23,604

Income from discontinued operations	(522)	(522)	—	—	—	—	—	—	—	—	(522)
(Gain) loss on sale of fixed assets	6	—	—	(4)	—	—	—	—	10	—	6
Non-controlling shareholder compensation	791	6	—	54	—	225	111	303	68	24	791
Acquisition expenses	4,325	100	—	—	4,225	—	—	—	—	—	4,325
Supplemental put expense (reversal)	(1,540)	(1,540)	—	—	—	—	—	—	—	—	(1,540)
Management fees	4,532	3,819	125	—	—	125	125	125	125	88	4,532

Adjusted EBITDA (a)(b)	$31,196	$(2,792)	$7,502	$427	$1,650	$10,571	$3,302	$6,387	$2,580	$1,569	$31,196

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO for the period January 1, 2012 through March 31, 2012 of $1.5 million.
(b)	Adjusted EBITDA at our Arnold Magnetic subsidiary reflects results of operations from our acquisition date of March 5, 2012 through March 31, 2012.

Reconciliation of net income to CAD

CAD is a non-GAAP measure that we believe provides additional, useful information to evaluate our ability to make anticipated quarterly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles cash receipts and payments that are not reflected on our income statement to net income (loss) and cash flows provided by (used in) operating activities, which we consider the most directly comparable GAAP financial measures in order to provide an additional measure of management’s estimate of CAD.

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net income	$3,626	$889
Adjustment to reconcile net income to cash provided by (used in)operating activities:
Depreciation and amortization	11,611	13,090
Supplemental put expense (reversal)	6,396	(1,540)
Amortization of debt issuance costs and original issue discount	845	731
Noncontrolling stockholders charges	1,301	791
Unrealized (gain) loss on interest rate and foreign currency hedges	(385)	345
Deferred taxes	(857)	(49)
Other	(71)	830
Changes in operating assets and liabilities	(2,340)	(19,893)

Net cash provided by (used in) operating activities	20,126	(4,806)
Plus:
Unused fee on revolving credit facility (1)	645	660
Successful acquisition expense (2)	—	4,325
Changes in operating assets and liabilities	2,340	19,893
Other	71	—
Less:
Other	—	830
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	209	44
American Furniture	113	22
Arnold	488	111
CamelBak	212	271
Ergobaby	334	61
Fox	853	1,313
Halo (divested May 2012)	—	289
Liberty	76	133
Tridien	61	350

Estimated cash flow available for distribution and reinvestment	$20,836	$16,648

Distribution paid in April 2013/2012	$(17,388)	$(17,388)

(1)	Represents the commitment fees on the unused portion of our Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $1.0 million and $0.8 million incurred during the three months ended March 31, 2013 and 2012, respectively

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

Related Party Transactions and Certain Transactions Involving our Businesses

Tridien Preferred Stock Redemption

On February 7, 2013, Tridien redeemed 175,000 shares of its Redeemable Preferred Stock at a redemption price of $100 per share, aggregating $17.5 million. We received $14.4 million of the redemption payout and non-controlling shareholders of Tridien received the remaining $3.1 million. In connection with this redemption, Tridien amended its inter-company loan agreement (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $16.5 million and reduce the revolving loan commitment to $4.0 million, (ii) to permit the proceeds from the additional term loans and an additional advance under the revolving loan commitment to fund the preferred stock redemption, (iii) extend the maturity dates of the term loans and revolving loan commitment under the Loan Agreement, (iv) provide for annual amortization of $500,000 in respect of such additional term loan borrowings constituting Term A Loans, and (v) modify borrowing rates under the Loan Agreement. All other material terms and conditions of the Loan Agreement were unchanged.

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

The table below summarizes the payment schedule of our contractual obligations at March 31, 2013:

	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 years
Long-term debt obligations (a)	$376,246	$24,582	$48,544	$303,120	$—
Operating lease obligations (b)	62,719	12,018	21,854	12,357	16,490
Purchase obligations (c)	230,790	155,525	38,844	36,421	—
Supplemental put obligation (d)	9,790	5,603	1,128	3,059	—

Total	$679,545	$197,728	$110,370	$354,957	$16,490

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of March 31, 2013, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $18.0 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following each fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and capital resources.

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

Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the SEC.

2013 Annual goodwill impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews of goodwill balances at each of our Reporting Units (“RU”) at least annually and more frequently in certain circumstances. Each of our businesses represents a RU and Arnold is comprised of three RUs. Each of our RU is subject to impairment review at March 31, 2013, which represents our annual date for impairment testing with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

The Financial Accounting Standards Board issued an accounting Standards Update 2011-08 (“2011 ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a RU fair value is less than it carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is not more likely than not that the fair value of a RU is less than its carrying amount it is not required to perform the two-step impairment test for that RU. This 2011 ASU is effective for fiscal years beginning after December 15, 2011. At March 31, 2013, we have elected to use the qualitative assessment alternative to test goodwill for impairment for each of our RU that maintains a goodwill carrying value. We are currently in the process of evaluating the qualitative factors of each RU to determine that the fair value of a RU exceeds its carrying value (step 0). To date, we have determined that the three RUs at Arnold will require further quantitative testing (step 1) because we could not conclude that the fair value of the RUs exceeds their carrying value based on qualitative factors.

2013 Annual indefinite-lived impairment testing

The Financial Accounting Standards Board issued an accounting Standards Update 2012 (“2012 ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that an indefinite-live intangible asset, other than goodwill, is impaired. This ASU is effective for fiscal years beginning after December 15, 2012.

The optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $132.5 million. At March 31, 2013, we elected to use the qualitative assessment alternative to test our indefinite-lived intangible assets for impairment. We are currently in the process of evaluating the qualitative factors of each trade name to determine that the fair value exceeds its carrying value (step 0).

Recent Accounting Pronouncements

Refer to footnote C to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

At March 31, 2013, we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $7.8 million. Mark-to-market gains aggregating approximately $0.3 million were recognized during the three-months ended March 31, 2013.

ITEM 4. – CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2013. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2013.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially from those disclosed in Part I, Item 3 of our 2012 Annual Report on Form 10-K as filed with the SEC on March 7, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 7, 2013.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: May 7, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 7, 2013